Form 10-K
period 2020-12-31
Agrify Corp
filed 2021-04-02
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ______

Commission file number. 001-39946

AGRIFY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada	30-0943453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Middlesex Turnpike
Suite 6, PMB 326
Burlington, MA 01803

(Address of principal executive offices)

(617) 896-5243

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Class)	Trading Symbol (s)	(Name of exchange on which registered)
Common Stock, par value $0.001 per share	AGFY	NASDAQ Capital Market

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The registrant was not a public company as of June 30, 2020, the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the NASDAQ Capital Market on January 28, 2021.

There were a total of 20,295,134 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 29, 2021.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to Agrify Corporation. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include statements relating to:

●	our market opportunity;

●	the effects of increased competition as well as innovations by new and existing competitors in our market;

●	our ability to retain our existing customers and to increase our number of customers;

●	the future growth of the indoor agriculture industry and demands of our customers;

●	our ability to effectively manage or sustain our growth;

●	potential acquisitions and integration of complementary businesses and technologies;

●	our ability to maintain, or strengthen awareness of, our brand;

●	future revenue, hiring plans, expenses, capital expenditures, and capital requirements;

●	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business;

●	the loss of key employees or management personnel;

●	our financial performance and capital requirements; and

●	our ability to maintain, protect, and enhance our intellectual property.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this report. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in “Item 1A. Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	our ability to continue as a “going concern”;
●	our short operating history;
●	our ability to obtain additional financing;
●	our concentration of customers;
●	our reliance on a limited base of suppliers;
●	operational difficulties of our suppliers as a result of COVID-19;
●	risks associated with having clients operating in the cannabis industry;
●	the inability of our customers to meet their financial or contractual obligations;
●	conflicts of interest of our officers and directors relating to two of our distributors;
●	potential data breach or cyber-attack;
●	dependence on key personnel;
●	reliance on our relationship with Inventronics without a definitive agreement in place;
●	no assurance our backlog and qualified pipeline will translate into bookings;
●	failure of our information technology systems to perform adequately;
●	intense competition for our products and services;
●	protecting and defending against intellectual property claims;
●	protecting our core technology and intellectual property;
●	data privacy and security concerns relating to our technology and practices;
●	ability to use our net operating losses;
●	our management and their affiliates control a substantial interest in us;
●	our outstanding loans may not be forgivable;
●	potential for a large number of shares eligible for public sale to depress the market price of our common stock;
●	provisions in our charter documents and Nevada law may prevent a change in control of our company;
●	reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies;
●	no intention to declare any dividends to our shareholders;
●	risks associated with a shortage of raw materials;
●	litigation that may adversely affect our business, financial condition and results of operations;
●	Nasdaq may delist our securities from trading on its exchange;
●	impact of COVID-19 and related risks;
●	increased costs and demands upon management as a result of being a public company; and
●	inherent risks related to our financial and operational projections.

MARKET, INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this report concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources and on our knowledge of the markets for our services. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified any third party information and cannot assure you of its accuracy or completeness. While we believe the market position, market opportunity and market size information included in this report is generally reliable, such information is inherently imprecise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate is necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

In addition, we own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our products. This report may also contain trademarks, service marks and trade names of other companies, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this report is not intended to, and should not be read to, imply a relationship with or endorsement or sponsorship of us. Solely for convenience, some of the copyrights, trade names and trademarks referred to in this report are listed without their ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trade names and trademarks. All other trademarks are the property of their respective owners.

PART I

Item 1. Business.

Unless otherwise stated or the context otherwise requires, references in this report to “Agrify, “Company,” “we,” “us,” “our,” or similar references mean Agrify Corporation and its subsidiaries on a consolidated basis.

Overview

We are a developer of highly advanced and proprietary precision hardware and software grow solutions for the indoor agriculture marketplace. We believe we are the only company with an automated and fully integrated grow solution in the indoor agriculture industry. We also believe our Agrify “Precision Elevated™” cultivation solution is vastly differentiated from anything else on the market in that it combines our seamlessly integrated hardware and software offerings with a wide range of associated services such as consulting, engineering, and construction to form what we believe is the most complete solution available from a single provider. The totality of our product mix and service capabilities form an integrated ecosystem in what has historically been an extremely fragmented market for the various components needed for indoor agriculture. As a result, we believe we are well situated to create a dominant market position in the indoor agriculture sector.

Despite the fact that the indoor agriculture space is rapidly growing, our grower customers face some significant obstacles to their operations (such as lack of standard operating procedures, poor ventilation and air circulation, disease and pest mitigation and unutilized vertical space) that pose a serious threat to their long-term profitability. We believe that our turnkey, fully integrated Agrify “Precision Elevated™” cultivation solution is the key to resolving many of the challenges our customers encounter. With years of indoor agriculture industry experience and extensive domain expertise, our team is able to work closely with cultivators across various commercial segments including fruits, vegetables, hemp and cannabis. While we do not cultivate, come in contact with, distribute or dispense cannabis or any cannabis derivatives that are currently prohibited under United States federal law, our cultivation solutions can be used within indoor grow facilities by cannabis cultivators.

Not only do we provide our valued customers with the tangible benefit of working with a single provider in what has historically been a decentralized market full of piecemeal solutions that were not necessarily designed and engineered to work harmoniously with one another, we have also elevated the entire indoor growing experience. Through our cutting-edge grow solutions, we believe we give our customers the tools they need to operate their facilities with more precision, consistency and increased yields while helping them achieve higher returns on investments in equipment such as ours. Our goal is always to enable our customers to consistently produce the highest quality products at the lowest cost possible.

We have generated significant momentum in the U.S. market with our proprietary Agrify “Precision Elevated™” cultivation solution, which is the result of extensive research and development, and we expect to have significant expansion opportunities over time both domestically and globally. We have set ourselves apart by bringing to market a technologically savvy, bundled solution of equipment, software and services that is turnkey, end-to-end, fully integrated and optimized for precision growing. As we continue to accelerate our growth, we have started taking pre-orders for the newest version of our flagship hardware product, version 3.5 of the Agrify Vertical Farming Unit (AVFU), as well as our proprietary Software as a Service (“SaaS”) product Agrify Insights™. SaaS (also known as subscribeware or rentware) is a software licensing and delivery model wherein software is licensed on a subscription basis and is centrally hosted.

The Agrify Vertical Farming Unit

Agrify Insights™

Our core business model includes substantial equipment sales for the AVFUs as well as recurring SaaS revenues for Agrify Insights™, as our software is licensed by customers through a subscription that allows us to charge monthly fees for its continued use. Additionally, we are able to drive even more revenue and new business through our service offerings and complementary products. All of our AVFU-related revenue has come from sales of the first three generations of our AVFU, which has substantially similar functionality as the AVFU version 3.5. We have also been selling LED lights, a small amount of environmental threat mitigation products from Bluezone Products, Inc. and Enozo Technologies, Inc. and other grow and ancillary equipment. As of December 31, 2020, our backlog, which consists of purchase orders or purchase commitments, was $58.6 million. We expect to recognize approximately $40 million from the backlog as revenue in 2021 and the rest gradually thereafter. As of December 31, 2020, we have $105 million of carefully vetted potential sales opportunities (which we refer to as our qualified pipeline). Of this, $78 million of qualified pipeline was generated through our company directly and $27 million through our Agrify-Valiant Joint-Venture. We are presently working to convert this pipeline into confirmed bookings over the next 12 months.

We place a heavy emphasis on the qualification process to ensure that all active opportunities in our qualified pipeline have been meticulously vetted. The resulting qualified pipeline is a byproduct of the due diligence investigation we conduct to get to know our potential customers. We believe our consultative sales process helps us ensure that our prospective buyers would significantly benefit from our solutions, and that they have all the means (or a concrete plan to acquire the means) necessary to make a purchasing decision within 12 months. Key vetting criteria in our due diligence analysis includes the potential customer’s financial resources, its ability to identify and secure a suitable facility site, and the likelihood it will be able to obtain all of the necessary local and state provisional licenses. Our qualified pipeline is intended to show only the opportunities that we expect to close within a 12-month period. All other opportunities are engaged in our sales funnel. Although we have a high level of confidence that our qualified pipeline will translate into bookings over the next 12 months, there can be no assurance that we will be successful in such pursuits.

We target large scale high-value enterprise sales versus high-volume sales, and we believe that we will be able to significantly scale our business in the coming years without needing to significantly increase our headcount. During 2020 we unveiled new capabilities and partnerships around facility design, engineering, construction, and equipment financing. Ultimately, we are confident that our ability to support our customers with a full range of indoor grow solutions and services should position us to be the provider of choice in the market.

We also believe that the development of stronger business, operational and compliance practices across indoor agriculture in general is inevitable as the sector continues to evolve and mature, making our integrated, turnkey solution even more attractive to customers. We have witnessed first-hand that indoor agriculture facilities are becoming more sophisticated business enterprises that seek innovative technologies like ours, as well as well-honed business and operational processes, to produce, at scale, high-quality products with consistency that meet the growing demand and needs of end users. Through our Agrify “Precision Elevated™” cultivation solution, our customers gain the ability and huge advantage to create consistent high-quality products with repeatability across all of their operations, wherever located, similar to any other consumer product company such as branded food or drink product companies.

Our Competitive Strengths

We believe our business has, and our future success will be driven by, the following competitive strengths:

●	Innovative Technology in an Attractive Growing Industry. Our innovative solutions are aimed at large and growing U.S. domestic and global markets. We believe we are the only provider of a fully integrated end-to-end hardware and software turnkey solution for indoor cultivation facilities that allows customers to produce at scale, high-quality products with consistency that meet the growing demand and needs of end users at a relatively low cost. As such, we believe we have a first mover advantage due to innovating this new type of precision cultivation solution, which is already designed, manufactured and implemented in a number of commercial scale deployments across multiple states within the U.S.

●	Integrated Proprietary Components. We design and create our own hardware, software and standard operating procedures (SOPs) from the ground up, rather than buying piecemeal from third parties. We take a systems-engineered integrated approach that we believe has inherent advantages over other, ad-hoc systems.

●	Emphasis on Precision and Consistency Through Our Proprietary Grow Solutions. While being able to help our customers increase capacity, yield and consequently revenues holds a tremendous amount of value, we believe that our biggest differentiator is our ability to impact the actual quality and consistency of the output by controlling the environment in which the crops are grown and all of the variables that influence harvests with an unparalleled level of precision. The byproduct of our Agrify “Precision Elevated™” cultivation solution is that our customers are able to create consistent high-quality products with repeatability from anywhere similar to any other consumer product company that provides a branded food or drink product.

●	Market Knowledge and Understanding. We have extensive experience with controlled agriculture environments and scale-up manufacturing, as well as industry technical knowledge and relationships. We are keenly aware of the struggles that indoor cultivators face, and we serve as a credible and collaborative partner through the entire customer lifecycle. We believe that our fully integrated turnkey grow solutions and ancillary services are the key to resolving many of the challenges our customers face.

●	Differentiated Business Model. Unlike many of our competitors, we offer a diversified mix of hardware, software and services, which leads to multiple revenue streams. Given the nature of our deployments, we become deeply embedded in our customers’ operations through the sale of our AVFUs, and this puts us in a position where their success is directly tied to our equipment. By generating substantial AVFU hardware sales, we end up forming a large installed user base for future high-margin and stable recurring SaaS revenues via our Agrify Insights™ software.

●	Strategic Investment from and Deep Integration with Large Asian Manufacturer. Our shareholder base includes Inventronics Inc., which is based in Hangzhou, Zhejiang, China, and the founder of Inventronics is a member of our board of directors. Inventronics is currently one of the largest companies in the world engaged in the design and manufacture of high efficiency, high reliability and long-life LED drivers, and Inventronics has worked with us to develop our LED lighting technology. Although we are not a party to a definitive agreement that governs our relationship with Inventronics, we believe our long-term relationship with this large manufacturer will allow us to incorporate the most advanced LED driver technology into our products and gain research and development support for any custom power supply needs we have. It also should lead to a reduction in our manufacturing costs by allowing us to procure competitively priced power electronics, which are critical to the operation of our LED lights and AVFUs. In addition, Inventronics provides access to component suppliers and contract manufacturing located in Asia, which we would be unable to reach directly.

●	Joint Venture with Experienced Consulting and General Contractor of Industrial Facilities. We formed a joint venture with Valiant-America in December 2019 recognizing that it has a particular specialization and expertise in the development of indoor farming facilities. With general contracting, electrical, plumbing and HVAC licenses in Massachusetts, New York, New Jersey, Connecticut, New Hampshire, Rhode Island and Florida, as well as strategic partners in California, Nevada, Colorado and Texas, Valiant-America has developed approximately 2.8 million square feet of indoor cultivation space across 78 projects and 43 clients, including some of the leading multi-state operators. Valiant’s qualified professionals possess a deep working knowledge of our grow systems and how to integrate our offerings when developing cultivation facilities. We believe being able to provide a full suite of technology products and services to our customers helps to embed us with these customers and enables us to become mission critical to their operations. Our joint venture with Valiant-America generated 60.1% (or $7,268,000) of our total revenue in 2020.

●	Novel Equipment Financing Solution. Limited access to outside capital is a significant issue for cultivators as it can inhibit growth and cultivation facility expansion. We help solve this problem by offering equipment financing plans for select good credit customers, which we believe further enables us to become a vendor of choice. Qualified customers pay approximately 30%-50% upfront and finance the balance through a two-year payment plan.

●	Experienced and Proven Management Team. Our leadership team has entrepreneurial experience, technical expertise, and a track record of scaling up businesses and operating public companies. Additionally, our team is supported by strong advisors and leading strategic and institutional investors.

Indoor Agricultural Industry Overview

The demand for indoor agriculture has been growing at a rapid pace throughout the world (particularly in our target market in the U.S.), and presents significant opportunities for companies like ours that leverage technology, services and experience to accelerate our growth and capture additional market share. According to an analysis conducted by Research and Markets, the global indoor farming market (excluding cannabis) was valued at $114 billion in 2019, and is projected to reach $139 billion by 2025, representing a CAGR of 3.4%.

There are a variety of factors that have created this major shift toward indoor farming, including unpredictable climate conditions, increased urbanization and the use of pesticides. Additionally, crops grown in indoor facilities generally attract the highest prices in the market as the ability to control environmental variables typically leads to higher quality production. Furthermore, technology innovations within the broader agriculture industry are enabling the indoor sector of the market to expand. According to MarketsandMarkets™ Indoor Farming Technology Report, the indoor farming technology market was valued at $31 billion in 2019, and is projected to reach $53 billion by 2025, representing a CAGR of 9.65%.

Indoor farms grow a wide variety of crops including leafy greens, tomatoes, cannabis, hemp, flowers, microgreens and herbs. These crops have historically been good crops to grow indoors because they generate high revenues and/or have quick growth cycles. These attributes help offset the fact that it can be costly to operate an indoor facility. Even with these dynamics, we believe that our products and solutions mix can significantly push down our customers’ OpEx over time. One of the biggest advantages of indoor farming is its higher predictability and yield potential when compared with conventional farming. By working with enclosed and controlled facilities, farmers no longer need to contend with harsh environmental conditions, so they can grow a crop from seed to harvest in less time, realize higher yields in each cycle, and repeat the harvest more times in a given year.

Within the indoor agriculture space, there has been a big push to leverage the power of vertical farming and technology to further improve production in novel ways. Vertical farming is a transformative approach to cultivation that is used to produce various foods and medicinal plants in vertically stacked layers such as in open warehouses or shipping containers. Our products are designed specifically to serve the vertical farming market.

According to Allied Market Research, the global vertical farming market size was valued at $2.23 billion in 2018, and is projected to reach $12.77 billion by 2026, representing a CAGR of 24.6% from 2019 to 2026. Global Market Insights is even more bullish on this sector as they are expecting the global vertical farming market to experience a massive CAGR of 27.77% between 2019 and 2026, taking the value from $3.16 billion in 2018 to $22.07 billion by 2026. The demand for vertical farming is expected to increase rapidly due in large part to the rise in popularity of organic food as well as the lessening of legal and regulatory restrictions around cannabis and hemp.

One of the main drivers behind the increased prominence of vertical farming is that the vertically stacked structure of these farms reduces the need for additional construction activity and land. However, a high level of initial capital is often required for setting up the indoor vertical structure with all of the necessary lighting and irrigation systems. This is something we have been very mindful of when designing (and as we continue to improve) our products as well as when we launched our new architectural, engineering, consulting and construction services and our new product financing program.

While the ability to use previously untapped vertical space for cultivation offers tremendous upside for an existing facility, the advent of cutting-edge technological solutions like ours should help indoor growers push the boundaries of what is possible to an even greater extent. Indoor growers are now relying on technology to help them increase plant yields, generate higher revenues, manage operations and improve crop quality, and our products and services are geared directly towards satisfying the technology needs of our customers.

According to the State of Indoor Farming 2017 report by Agrilyst (now known as Artemis), which incorporated feedback and insights from over 150 indoor growers throughout the world as well as research from Cornell University, small farms (which were defined as less than 10,000 square feet) on average have an annual budget of $7.68 per square foot to invest in technology and large farms (which were defined as at or above 10,000 square feet) on average spend about $9.34 per square foot on technology to foster an environment where they can produce more with less. As a result, we believe there is clearly a demonstrated willingness to spend on integrating technological solutions into the way indoor farms are structured both now and in the future to help those operators achieve many of their financial-related goals around increasing revenues and decreasing costs.

In polling a wide variety of indoor cultivators, Artemis discovered that “automation tops the list of technologies growers are most excited about. Second to automation is HVAC (heating, venting, and air conditioning) equipment. Third was a tie between data analytics, LED lighting, and sensors.” With the high cost of labor, it is no surprise that automation, which is a big part of our value proposition, ranked number one in this poll as most progressive growers are thinking strategically about what aspects of their business can be delegated to technological solutions instead of expensive personnel. Technology is driving significant change in the agriculture industry and will enable growers to enhance margin and institutionalize the process in which they grow.

One of the ancillary benefits of this increased emphasis on technology is that it is giving indoor cultivators the confidence to expand their footprint. In fact, 84% of the farms that participated in the Artemis study reported that they are planning to expand their facilities in the five years spanning 2018 to 2022. More importantly, their growth plans were quite ambitious as they indicated they will be adding 22.3 million square feet of growing area. A lot of this expansion is being spearheaded by leafy greens growers as they expect to augment their existing operations with 15 million square feet in new growing area.

We believe our team, strategy and “Precision Elevated™” cultivation solution have all evolved to meet the needs of indoor growers and capitalize on all of the growth that is expected throughout our total addressable market over the next decade.

Well-Established Crop Market Opportunities

With the right equipment, setup and configuration, cultivators can grow almost anything within an indoor vertical farm. With so many options at their fingertips, farmers face a huge opportunity cost when deciding what to grow and how to grow it. Even if a certain crop is biologically viable in an indoor setting, it may not be commercially viable. Consequently, there are a number of important factors including equipment, processes and economics that drive cultivators to narrow their focus to a small subset of crops that are the most conducive to long-term profitability.

Given that it is expensive to operate an indoor facility, the crops that generally get the most grow space are those that generate high revenues and/or have quick grow cycles. The result, as reported in the State of Indoor Farming 2017 report by Agrilyst (now known as Artemis), is a distribution of output and activity heavily skewed toward leafy greens, tomatoes, herbs, flowers and microgreens, which easily represented the majority of crops grown indoors at that time.

These findings were largely reinforced in the 2019 Global CEA (Controlled Environment Agriculture) Census. As part of this joint project spearheaded by Agritecture LLC and Autogrow, 316 indoor farms in more than 50 countries responded to a wide variety of questions to uncover insights and trends across several key areas of the indoor agriculture industry including what crops are being grown most frequently.

The majority of indoor farms that took part in the 2019 Global CEA Census stated that they are still focusing the bulk of their efforts on leafy greens (herbs, salad greens and microgreens) due to their quick crop cycles and high percentage of harvestable biomass. In looking at the numbers, 65% of all respondents indicated that they grow salad greens and microgreens including 61% in indoor vertical farms.

The bagged salad market is a perfect example of a booming industry and also one that illustrates society’s increasing preference for healthy and clean foods. According to Grand View Research, the global packaged salad market is currently a $5.24 billion market. The CAGR is projected to be 10.2% between 2020 and 2027, which would bring the value of this market to $10.23 billion by 2027.

The following chart shows all of the crops grown across the indoor vertical farms that participated in the 2019 Global CEA Census:

Crops Grown By Operation — Indoor Vertical Farming (2019 Global CEA Census)

With many new ventures entering this market and a large portion of the well-established entities in expansion mode, it is clear that indoor farming is here to stay and will be a big part of the future of food production both in the U.S. and throughout the rest of the world. Despite its rise in popularity, the indoor farming industry is not without its challenges, many of which are financial and operational in nature. While indoor farmers are generally progressive and well-intentioned, there is still a lot of work to be done before their facilities morph into truly optimized production and profit centers. This represents a sizeable opportunity for outside vendors to bring fresh perspectives and further innovation into the mix.

We believe that our technology is a key missing ingredient that can help indoor growers of salad greens, microgreens, herbs, other leafy greens, vine vegetables and berries maximize yields, improve crop quality and consistency, and decrease production costs over time.

Cannabis Market Opportunity

While we do not cultivate, come in contact with, distribute or dispense cannabis or any cannabis derivatives that are currently prohibited under U.S. federal law, our cultivation solutions can be used within indoor grow facilities by cannabis cultivators if they choose to do so.

In the U.S., the development and growth of the regulated medical and recreational (adult use) cannabis industry has generally been driven by state law and regulation, and accordingly, the market varies on a state-by-state basis. State laws that legalize and regulate cannabis for medicinal reasons allow patients to consume cannabis with a designated healthcare provider’s recommendation, subject to various requirements and limitations. As of the date of this report, 33 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis. On top of this medical condition growth trend, there has been a slower but steady increase in the number of states that have chosen to legalize cannabis for recreational use. As of the date of this report, 11 states, plus the District of Columbia, have passed laws allowing adult recreational use cannabis. Furthermore, every single cannabis initiative on the ballot during the 2020 election passed, which resulted in five more states choosing to legalize cannabis in some capacity. Three of those states decided to begin allowing recreational use, one state voted to legalize medicinal cannabis, and the last state became the first state to legalize both medicinal and recreational cannabis during the same election. Shifting public attitudes and state law and legislative activity are driving this change as indicated by a 2019 poll by Quinnipiac University that found that 93% of Americans support patient access to medical-use cannabis, if recommended by a doctor, which was the same level of support from a similar poll conducted by Quinnipiac University in 2018. Similarly, the trend toward further legalization and regulation of cannabis sales is spreading globally. As of the date of this report, over 20 countries outside the U.S. currently have medicinal cannabis regulation in force, and that number is expected to significantly increase over time.

Given that the market size of legal cannabis in the U.S. in 2020 is expected to be $17 billion according to New Frontier, and 53% of cannabis volume is currently grown indoors according to New Leaf Data Services, we estimate that the indoor segment of the legal U.S. cannabis sector is a $9 billion market with the expectation that there will be even more growth on the horizon. In fact, according to a report from April 2020, BDSA, the leading provider of cannabis industry market research, in conjunction with Arcview Market Research, forecasted that U.S. legal cannabis sales will approach $34 billion by 2025, which represents 72% of their projection for total global sales of $47 billion in 2025.

The different cultivation environments for cannabis each have advantages and disadvantages, and this leads to a variance in price points based on quality, actual and perceived, and process. According to New Leaf Data Services’ July 10, 2020 U.S. cannabis spot index, the average wholesale price per pound of outdoor grown flower was $904 per pound ($896 per pound the prior week), greenhouse flower averaged $1,216 per pound ($1,215 per pound the prior week), while indoor grown flower averaged $1,778 per pound ($1,777 per pound the prior week) and the total market on average was $1,441 per pound ($1,435 per pound the prior week). Based on the breakdown of production by cultivation environment, indoor grown flower represents 53% of total volume by type while greenhouse and outdoor represent 23% and 24%, respectively. Additionally, based on the breakdown of percentage of observed transactions, indoor grown flower represents 64% of total volume by type while greenhouse and outdoor represent 18% and 18%, respectively.

Outdoor cannabis has the lowest initial capital expenditures required to start cultivation. According to Marijuana Business Daily (MBD), the average startup cost per square foot of outdoor cultivation is $10. The expansive size of outdoor grows and their reliance on natural soil, lighting and weather conditions means cultivators have relatively few infrastructure needs. They can get their business off the ground quickly and with minimal upfront expenditures trading quality for lower cost production.

Greenhouse grown cannabis commands a higher price per pound than field grown cannabis as the more protected environment produces higher quality flower. According to MBD, the average startup cost per square foot for greenhouse cultivation is $50, but the true costs tend to be all over the map with an executive from Ohio-based Rough Brothers, an 84-year-old greenhouse company that started taking on cannabis clients in 2013, opining that such costs can vary greatly, going so far as to say “I could build you a cannabis greenhouse for $20 a square foot or $200 a square foot.”

Indoor grown cannabis commands the highest price per pound as it produces the highest quality flower due to the fact that growers have the most control over the environment. Indoor cultivation facilities vary significantly in sophistication and technology with the build-out costs reflecting that fact. While MBD states that the average startup cost per square foot for indoor cultivation is $75, anything close to that cost would inevitably yield a primitive and arguably insufficient setup. In contrast, Jennifer Martin, a prominent cannabis cultivation consultant, indicated on MarijuanaPropagation.com that a far more advanced and scalable configuration would likely cost between $400 to $500 per square foot. In general, the more a company invests up front, the higher the upside will be in the future. However, beyond initial build-out costs, it has historically been very expensive to grow cannabis in an indoor facility. The industry norm for direct production-related operating costs ranges from approximately $436 per pound according to a competitive cost analysis conducted by MJardin to $516 per pound, which is based on another examination of cultivation costs by the website CannaBusinessPlans.com.

Our Product: the Agrify “Precision Elevated™” Cultivation Solution

Given the significant shortcomings associated with traditional indoor grow methods across all commercial agriculture segments, it was apparent that a new paradigm in indoor cultivation was desperately needed, which is precisely why we are bringing a more modern, manufacturing style approach that is process driven through technology and measured via data and analytics. Overall, our holistic approach to addressing our customers’ cultivation needs treats their production facilities as an end-to-end ecosystem whose success depends on all of its components working together optimally.

In looking at our product mix, our core offering and the focus of our sales efforts involves bundling our AVFUs with our Agrify Insights™ software. Our integrated hardware and software solution was specifically designed to form a unified system. It is through this synergistic framework that we are able to offer customers the benefits of increased automation, control, precision, and transparency, which are all things they value.

Beyond our core bundled and integrated offering, we have several other products we are actively marketing, such as Agrify Integrated Grow Racks, environmental threat mitigation solutions from Bluezone and Enozo, as well as LED lights specifically designed for horticulture applications. Additionally, we offer various facility build-out, design, engineering and consulting services through our joint venture with Valiant-America, and we have an equipment financing vehicle that assists customers with the buying process. All of these ancillary products and services can be utilized on their own, offering valuable touchpoints to potentially seed relationships and convert them into more lucrative land-and-expand engagements in the future, or they can serve as complements to our core offering to form a novel, fully integrated approach for indoor cultivation.

Our individual offerings, which are described in more detail below, are compelling on their own. However, we believe what really sets us apart is our ability to bring to the market a tech-forward, bundled solution of equipment, software and services that is turnkey, end-to-end, fully integrated and optimized for precision growing.

Core Bundled Solution

Agrify Vertical Farming Unit (AVFU)

We believe our proprietary Agrify Vertical Farming Unit (AVFU) technology is the only product in the market that offers a modular, compartmentalized micro-climate growing system for indoor vertical farming. Our AVFU system is designed for large-state and multi-state operators who are looking to produce higher-quality crops consistently at scale, and the ideal facility size that we target in our sales process ranges from 20,000 square feet to 50,000 square feet.

Our AVFU

The AVFU is an 8 ft. long x 4 ft. wide x 9.25 ft. tall integrated hardware and software growing system. These units are designed to line up horizontally in rows, and they can be stacked vertically up to 3 units tall, taking advantage of unused indoor vertical space with the below advantages:

●	Superior Floor Space Utilization. Each AVFU provides two grow rows. Our design introduces an open-room facility design approach to maximize available cultivation floor print while offering superior risk mitigation via individual compartmentalized cultivation chambers.

●	Precise Environmental Controls. Each AVFU has an environmental control unit (ECU) that is integrated with our proprietary cultivation software, Agrify Insights™. This integration allows for precise control and automation over light photoperiod and intensity, temperature, humidity, vapor pressure deficit (VPD), carbon dioxide, fertigation and irrigation throughout the life cycle of the plants.

●	Modular Scalability. The AVFU is designed with proper loading to stack up to 3 units tall, sextupling production volume over the same footprint. Each unit is designed to easily integrate with a mezzanine catwalk system.

●	Biosecurity and Risk Mitigation. The AVFU has a motorized curtain on both sides of the unit that enclose the grow area to prevent light-leak and spread of disease that would typically lead to facility-wide crop failure. Contamination can be controlled and limited to the affected units, which are designed with sanitation in mind. From the aluminum frame to the selection of antimicrobial plastics and down to the IP65 electronics and polycarbonate-lensed LED lights, the entire AVFU can be easily sanitized.

●	Worker Safety. The AVFU’s working area is 8 feet tall, allowing easy access to both rows of plants within the unit. As the motorized curtains can be lifted on either side, this also allows efficient ergonomics at arm’s length. Similarly, our Interlight LED technology is dimmed or turned-off when the curtains are raised for a more ambient working environment.

Stacked AVFUs

The AVFU is a premium indoor grow solution with an MSRP starting at $20,000, and our most recent AVFU deals have been for between 60 and 535 units as our new customers become satisfied that our grow solutions will be an instrumental part of their operations moving forward. We are targeting large scale projects that range in size from $1 million to over $10 million in AVFU hardware sales before any additional revenue from our Agrify Insights™ software and ancillary products and services are realized.

To further illustrate the benefit of going with the AVFU infrastructure versus a more traditional indoor cultivation setup with conventional LED lights or conventional HPS lights, we have conducted a comparative analysis internally on an actual 45,082 square foot facility.

The first image below is a concept drawing we did showing 752 double stacked AVFUs in this facility. The second image is a concept drawing showing a traditional grow room setup in the exact same facility. The AVFU framework in this particular facility leads to approximately 3x more canopy square footage, which then translates into approximately 4x more estimated annual yield and significantly enhanced revenue opportunities.

Facility with AVFU Setup

Facility with Traditional Grow Room

Set forth below are the illustrative costs and revenue potential for cultivators of three different approaches in our conservative and defensible model:

	AGRIFY	Conventional LED System	Conventional HPS System

Build-Out Cost
Estimated Facility Infrastructure & Equipment	$12,622,960	$12,397,550	$6,762,300
	($280 per sq. ft. x 45,082 sq. ft.)	($275 per sq. ft. x 45,082 sq. ft.)	($150 per sq. ft. x 45,082 sq. ft.)
Cultivation Equipment	$15,040,000	$4,050,000	$2,025,000
Estimated Total Build-Out Cost	$27,662,960	$16,447,550	$8,787,300

Economic Analysis
Total Canopy Sq. Ft.	48,128	16,200	16,200
	(752 VFUS)	(242 Benches)	(242 Benches)
Estimated Annual Yield / Sq. Ft. (lbs.)	0.609	0.463	0.420
Estimated Total Annual Yield	29,324	7,494	6,804
Estimated Price per lb. (avg. assumption)	$3,000	$3,000	$3,000
Estimated Annual Revenue	$87,973,171	$22,482,360	$20,412,000
Estimated Annual OpEx	$9,589,076	$3,522,236	$4,422,600
	($327 /lb.)	($470 /lb.)	($650 /lb.)
Annual Estimated EBITDA	$78,384,096	$18,960,124	$15,989,400
NPV (10 years, 15% discount rate)	$365,728,679	$78,708,923	$71,459,799
Payback Period	4 months	10 months	7 months

While the upfront cost is more for the facility that is outfitted in AVFUs, that is quickly offset by the fact that an AVFU outfitted facility has the capacity to generate about 4x the amount of estimated annual revenue and over 4x the annual estimated EBITDA. In looking at the numerical values in the model, it becomes even more compelling when comparing the AVFU facility to a facility with a traditional grow room. Assuming an initial investment of approximately $27.7 million for the AVFU facility build-out, our model indicates that the facility owner would recoup their initial investment and produce significant free cash flow in the first year of operation assuming the facility should be able to achieve almost $88 million of estimated annual revenue and roughly $78.4 million in annual estimated EBITDA. In contrast, the traditional indoor facilities would cost approximately $8.8 million or a little less than $16.5 million to build out depending on which lights are used and would generate approximately $20.4 million or $22.5 million in estimated annual revenue and right around $16 million or just under $19 million in annual estimated EBITDA. When comparing the different facility types on a side-by-side analysis, we believe the AVFU facility is far more attractive than either type of traditional facility given the financial upside is significantly higher, and also the precision elevated approach is a far more sophisticated way to grow crops.

We have also modeled out another scenario in which a prospective customer has a license that stipulates that they are permitted to operate with at most 16,200 square feet of canopy space in their facility (which is the exact same amount of canopy square footage displayed in the above model for the traditional setup in the 45,082 square foot facility). However, given the modular and stackable nature of the AVFUs, we are able to help the customer achieve the same canopy square footage with 253 AVFUs in a facility that is only 20,000 square feet, which is less than half the size of the traditional facility. We have included concept drawings for both facilities below. While canopy square footage is basically identical for all of the different cultivation approaches we looked at in this particular simulation, the AVFU setup requires a much smaller and theoretically much less expensive facility, and because the AVFUs are more productive, the estimated annual yield is about 31% higher than in the facility with the traditional grow room setup and conventional LED lights and 45% higher than in the facility with the traditional grow room setup and conventional HPS lights.

20,000 Square Foot Facility with AVFUs

45,082 Square Foot Facility with Traditional Grow Room

Set forth below are the illustrative costs and revenue potential for cultivators of three different approaches in our conservative and defensible model

	AGRIFY	Conventional LED System	Conventional HPS System

Build-Out Cost

Estimated Facility Infrastructure & Equipment	$5,600,000	$12,397,550	$6,762,300
	($280 per sq. ft. x 20,000 sq. ft.)	($275 per sq. ft. x 45,082 sq. ft.)	($150 per sq. ft. x 45,082 sq. ft.)
Cultivation Equipment	$5,819,000	$4,050,000	$2,025,000
Estimated Total Build-Out Cost	$11,419,000	$16,447,550	$8,787,300

Economic Analysis

Total Canopy Sq. Ft.	16,192	16,200	16,200
	(253 VFUS)	(242 Benches)	(242 Benches)
Estimated Annual Yield /Sq. Ft. (lbs.)	0.610	0.463	0.420
Estimated Total Annual Yield	9,877	7,494	6,804
Estimated Price per lb. (avg. assumption)	$3,000	$3,000	$3,000
Estimated Annual Revenue	$29,631,360	$22,482,360	$20,412,600
Estimated Annual OpEx	$3,229,818	$3,522,236	$4,422,600
	($327 /lb.)	($470 /lb.)	($650 /lb.)
Annual Estimated EBITDA	$26,401,542	$18,960,124	$15,989,400
NPV (10 years, 15% discount rate)	$121,084,229	$78,708,923	$71,459,799
Payback Period	5 months	10 months	7 months

In this case, the estimated total build-out cost for the AVFU facility is approximately $5 million less than the facility with conventional LED lights, but approximately $2.6 million more than the facility with conventional HPS lights. Compared to the facility with conventional LED lights, the AVFU facility is less expensive to build and expected to drive considerably more yield, revenue and EBITDA. Even considering the roughly $2.6 million initial cost savings to build the facility with the conventional HPS lights compared to the AVFU facility, the overall economics still favor the AVFU facility as it should generate over $9 million more in estimated annual revenue and over $10 million more in annual estimated EBITDA, with a slightly faster payback period.

Facility with AVFU Setup

Additionally, our LED lights, have shown promising results on their own within a 50,000 square foot facility for one of our leafy green customers. This customer reported that our LED lights allowed them to increase their sellable output for romaine lettuce from approximately 92 pounds per grow board to over 210 pounds per grow board, and the amount of their sellable butter lettuce went from 105 pounds per grow board to over 128 pounds per grow board. We believe this result is typical and can be replicated because the increased crop output was the direct result of increased light output and superior light uniformity. Per watt of electricity in, our LEDs produce more usable photons to drive photosynthesis than incandescent, fluorescent, HID or most LED lights on the market.

Overall, this customer experienced a roughly 28% increase in revenue after only 7 weeks of using our lights. They have also reported a noticeable improvement in the appearance of their end products with their chopped romaine looking fuller and greener when grown under our lights versus the lights of another vendor. Lastly, this customer indicated that they are benefiting from a 1-2 day extension in average shelf life.

Our premium indoor grow solutions, whether it’s our AVFUs or our LED lights, are designed, engineered and calibrated to drive significant improvements for our customers, who trust us to deliver the type of productivity and quality that was previously unattainable.

Agrify Integrated Grow Racks (AIGR)

We currently offer 2 ft. x 8 ft. indoor agricultural integrated grow racks to supplement the growing process that is occurring within the AVFUs. These racks are differentiated based on the number of integrated shelving tiers within the grow rack system: 2-tier, 4-tier, and 5-tier grow racks. Each shelving tier consists of: Two Agrify Model W 2 ft. x 4 ft. LED grow lights, hydroponic plumbing, and a drainable basin. Our grow racks have been designed to optimize working conditions, allowing a farm hand/grower to plant, inspect and harvest crops with increased ease. The manufacturer’s suggested retail price on these units ranges from $5,000 to $7,500.

4-Tier Agrify Integrated Grow Rack

The difference between an AIGR and an AVFU is an AIGR is designed as a propagation unit with the intended purpose to support the ongoing need in a facility for new plant stock (i.e. plants to grow). The AIGR will support clones or seedlings for 2-4 weeks while they build a root system and grow into “teenage” (more mature) plants. Once that occurs, the plants will be repotted into a larger container and then transferred to an AVFU where the plants will grow to maturity through their vegetative and flowering phases until the flowers produced are ripe and can be harvested.

Agrify Insights™

A key component of our cultivation solution is our proprietary software, Agrify Insights™, which has been developed in-house. A cloud-based software as a service that interfaces with a microservices middleware and relational database that integrates with our hardware and provides our managers, facility owners, facility managers, and growers real-time control and monitoring of facilities, growing conditions, and insights into both production and profit optimization. The combination of precise environmental control and automation with data collection and actionable insights empowers our customers to be more efficient, more productive, and more intelligent about how they run their businesses. We believe that the robust data analytics capabilities from our Agrify Insights™ platform coupled with our AVFU system is enabling our customers to transform their businesses and quality of the product they are cultivating.

Our business model includes charging customers a monthly recurring SaaS subscription fee per deployed AVFU for access to Agrify Insights™, which ranges from $75 to $200 per AVFU per month depending on the level of functionality and support purchased. This provides us with a predictable recurring revenue stream that has high expected customer retention due to the fact that our Agrify Insights™ software is required to operate our AVFUs, and our customers are deeply committed to using our AVFUs. We believe that most customers will opt for our more robust levels of functionality and support. Consequently, we expect our annual SaaS revenue will be between 8% to 10% of total AVFU order value.

The Agrify Insights™ software is focused around optimizing four key components:

●	Optimization at the plant level;

●	Optimization at the AVFU unit level;

●	Optimization at the facility level; and

●	Optimization at the business level.

When these key components are combined, they encompass the cultivation operations of an Agrify customer. By reducing human error and providing insights through data collection and analysis, Agrify Insights™ minimizes risk and increases operational efficiencies. Ultimately, our customers are seeking to produce the same consistent end product no matter where they are located. Through our technology grow platform, we enable our customers to have the ability to create brands that are identifiable by taste, look and smell no different than any other consumer product company that provides a branded food or drink product.

Plant-Level Optimization

Central to our solution is granular control of the cultivation environment. The end-product of a crop is determined by both the plant’s genetics and the environment in which the plants are grown. Control over the growing environment is accomplished through the Agrify Insights™ software. By recoding over 1.5 million data points per AVFU per year and being able to reproduce specific environments based on the data, cultivators are effectively able to minimize the variation in their crops and dial-in the maximum quality. Further individual plant varietals can be optimized by tailoring the grow plan (recipe for cultivation) to enhance particular genetic traits; increasing the temperature can speed chemical processes and growth rates, adjusting the ratio of blue to red light can enhance the production of certain aromatic chemical compounds, and adjusting the length of different phases of a plant’s lifecycle can maximize the crop’s yield. Additionally, when new varieties of plants are cultivated, having multiple controlled, compartmentalized, growth chambers allow for iterative experiments which offer real insight into how new varieties are best cultivated. For example, you can grow a new variety in 5 different AVFUs that are set to mimic the climate of different geographies to see where the varieties are suited to grow.

Our “Grow Plans” are the templates or recipes that define the parameters for each lifecycle. Grow Plans define the environmental settings (light - photoperiod and intensity/ temp / humidity / VPD / CO2 / irrigation / fertilization) for each crop variety and cultivator as well as the schedule for completing, as applicable, “plant-touching” tasks such as bottoming, pruning, and harvest. Agrify Insights™ ships to the customer with many pre-developed Grow Plans and customers can create their own particular Grow Plans, electing to share them with other customers or not.

Individual AVFU Level Optimization

Our AVFU hardware provides cultivation environmental control within the growth chamber. This hardware and its component valves, motors and sensors are directed and controlled by Agrify Insights™.

●	Monitor and Control Agrify Hardware. Agrify Insights™ can either automatically or manually control our hardware. For example, the water-chilled fan coil can keep temperature in a range accurate to 1.5 degrees Fahrenheit.

●	Cultivation Environmental Control. Using Agrify Insights™, users can view environmental charts that plot temperature, humidity, carbon dioxide and vapor pressure deficit (or VPD) over time. It also shows when the plants were irrigated and whether the unit is in cooling, circulating, or dehumidifying mode. We sample these values every minute and report them back to the cloud every 15 minutes, or more often if there have been significant changes. Each growing chamber reports approximately one million data points annually, enabling our clients to perform in-depth analysis of grow performance. The manual control screen visualizes the current state of the grow chamber and enables our technicians to take direct control for troubleshooting, if necessary. The device log shows us what decisions were made by the onboard Agrify Insights™ and why.

Facility Level Optimization

Our modular AVFUs are deployed in scale at a customer’s facility with the smallest deployment to date being 63 AVFUs. Agrify Insights™ is designed to operate these individual AVFUs as a combined facility. Agrify Insights™ features at the facility level include:

●	Production Planning. The production planning feature is designed to maximize a facility’s utilization by executing a “best-fit” scheduling algorithm to selected Grow Plans across the growing units that have been deployed at a customer facility. Since grow plans typically have a different number of growing days that start on staggered schedules, this module is a critical component for optimizing the planting and moving schedules, significantly increasing plant production and reducing the cost per pound of harvest.

●	Workforce Management. Agrify Insights™ includes a workforce planning feature to assign tasks to staff. These tasks can be automatically assigned based on user role or their knowledge, skills, and abilities. The calendar displays the estimated amount of time required to complete plant-touching tasks on any given day.

●	Automatic Notification System. Users can select to subscribe to anomalous events, and users are notified in the order in which they are listed. If a user does not acknowledge the notification within the specified time frame, the next user in the list is notified, providing the business with 24/7 monitoring and notifications.

●	Preventative Maintenance. Our equipment and facility preventative maintenance schedules and related tasks are contained, tracked and monitored within Agrify Insights™.

●	Facility Infrastructure Controls. Agrify Insights™ controls the irrigation on a facility level as well as connects with the water chilled HVAC system and ambient lighting system, providing our customers a central piece of software for facility management.

Optimization at the Business Level

Agrify Insights™ analysis features enable customers to understand how cultivation decisions impact their overall business. Understanding the data from the cultivation facility can help our customers better plan and make informed decisions that impact downstream parts of their business.

●	Consumables Procurement Integration. Each task can also be assigned a set of consumables whose inventory will be reduced when the task is started. This feature can help customers manage supply levels and can automatically create and submit purchase orders so that they never run out of required supplies.

●	Online SOPs and Safety Datasheets. Agrify Insights™ hosts digital copies of our included Standard Operating Procedures and datasheets, or users can upload their own via our content management system, ensuring that the most recent version of SOPs and forms are available to users.

●	Roles-Based Dashboards. Ability to obtain access to information specifically suited to your workforce’s various needs. Facility owners have access to high-level information about crop yields and equipment usage in an easy to understand scorecard. Farm managers receive a worksheet and calendar that lets them manage their workforce and automatically assign plant-touching tasks. This also provides facility managers with an ongoing window into consumables and lets them set inventory levels.

●	Data Collection. Agrify Insights™ is a centralized repository for all data relating to the cultivation aspects of our clients’ business, including research and development testing data, and the ability to capture and compare test results. By doing so, Agrify Insights™ becomes a customers’ cultivation statement of record.

●	Regulatory Reporting Integration. We have integrated our software with Metrc, a leading seed-to-harvest compliance management and tracking solution, which will enable our customers to handle most regulatory reporting directly through Agrify Insights™.

Additional Product Offerings

Bluezone Model 420 — Air Cleaning System

Destructive impact from pathogens is a major issue for our customers and their industry. The Bluezone Model 420 is a U.S. military tested and fielded air purification system that kills and removes airborne pathogens such as powdery mildew, botrytis, and other highly infectious bacteria from indoor grow rooms and produce storage. Such interferences can drastically interrupt businesses’ supply chains, leading to lost time and revenue.

Bluezone Model 420

Each unit covers 15,000 cubic feet or air volume. The unit draws air into a self-contained reaction chamber and kills contaminants with ultraviolet-enhanced oxidation, and chemicals are broken down so that the air circulating through the Bluezone comes out clean and safe. Bluezone is California Air Resources Board (CARB) Certified for ozone emissions, as ozone is kept inside the Bluezone reaction chamber. Bluezone is also ETL Safety Certified and NSF Sanitation Certified. The MSRP for the Bluezone Model 420 is $4,500.

We are the exclusive distributor for the Bluezone Model 420 for the indoor agriculture market worldwide. Under our distribution agreement with Bluezone Products, Inc., we are obligated to order $480,000 of Bluezone products in the first contract year and $600,000 of Bluezone products in the second contract year. The distribution agreement is for an initial term through May 31, 2021 and is automatically renewed for successive one year periods unless earlier terminated. Guichao Hua, a member of our board of directors, has an ownership interest in Bluezone of approximately 3%. Raymond Chang, our Chairman of the Board and Chief Executive Officer, has an ownership interest in Bluezone of approximately 8%. Mr. Chang is also a director of Bluezone. To date, we have generated limited revenue from sales of Bluezone products.

Enozo — Pesticide-Free Surface Protection

The Enozo spray bottle offers a water-based alternative to traditional cleaners, deodorizers, and sanitizers. This surface cleaning solution uses ozonated water to kill 99.9% of bacteria like E. coli and Salmonella in only 30 seconds. Aqueous ozone (AO) is a very powerful sanitizer produced in controlled concentrations (below OSHA PEL and STEL requirements) and contains no harsh chemicals, fragrances or dyes. This technology is designed to help reduce workplace illnesses and hazards like irritated skin and allergic reactions, while protecting indoor air quality and physical surfaces.

Enozo Spray Bottle

Enozo dispenses at least 10 full reservoirs (one gallon) of aqueous ozone sanitizing solution per charge, lasting 5,000 refills over the unit’s battery life. This eliminates the need to buy hundreds of plastic, one-time use bottles of cleaners. Enozo is registered by the U.S. Environmental Protection Agency for public health use. The manufactuerer’s suggested retail price for the Enozo spray bottle is $499.

We have rights to sell Enozo products pursuant to a distribution agreement between us and Enozo Technologies Inc. The distribution agreement is for an initial term of five years with auto renewal for successive one year periods unless earlier terminated. The agreement requires us to make the following minimum purchases to retain distributor status for one of the products: $375,000 for the period from the contract date until December 31, 2021; $750,000 for the year ended December 31, 2022; $1,125,000 for the year ended December 31, 2023, subject to increases by 3% for subsequent years. Guichao Hua, a member of our board of directors, and Raymond Chang, our Chairman of the Board and Chief Executive Officer, each have ownership interests and are board members of Enozo. To date, we have not generated meaningful revenue from sales of Enozo products.

Horticultural Lights

We believe our LEDs are the most advanced horticulture grow lights on the market offering advanced cultivators maximum spectrum adjustment with dimming of light intensity that are essential to custom craft a harvest. By partnering with us, growers will experience industry-leading LED grow lighting technology, outperforming traditional cultivators using other lighting alternatives. Our LED technology has helped our customers qualify for substantial energy rebates from their utility providers, with one customer receiving nearly a half a million-dollar rebate using our LED solutions.

Our horticulture lighting is a high-performance, adjustable spectrum LED grow lighting solution for commercial horticulture cultivation, with the flexibility and lighting intensity to scale from vegetative growth phase to higher light needs in bloom phase. Full independent spectrum dimming offers growers increased level of control and experimentation to perfect their grow recipes. Our LED grow lights have passed the most stringent third-party accredited testing. These lights retail for between $249 and $999 depending on the model and specs.

Our Services

Agrify-Valiant Joint Venture

In December 2019, we established Agrify-Valiant, LLC as a joint venture with Valiant-America. Valiant-America is experienced in consulting and general contracting of a wide range of industrial facilities, but it has a particular specialization and expertise in the development of indoor farming facilities. Valiant’s qualified professionals possess a deep working knowledge of our grow systems and how to integrate our offerings when developing cultivation facilities.

Given that many of our customers are either new entrants to the market or companies in expansion mode, it became obvious to us that the majority of them need many services other than just equipment and software, including architectural, engineering, construction and installation services, which we are able to now offer through our joint venture with Valiant-America. The Agrify-Valiant joint venture complements our offering and provides our clients with an end-to-end turnkey solution. We believe being able to provide a full suite of technology products and services to these customers helps to embed us with these customers and enables us to become mission critical to their operations.

Through this strategic and synergistic partnership, we are able to offer our customers relevant value-added services related to architectural, engineering, construction and installation needs, and we are also able to derive significant revenues from the indoor agriculture deals that close under the auspices of this joint venture. Given that we are a majority 60% owner of, and control, the Agrify-Valiant, LLC, we consolidate 100% of the revenues that go through the joint venture, and we recognize 60% of all net profits. Revenue from Agrify-Valiant is recognized after the agreed upon work has been completed. Pursuant to the operating agreement of Agrify-Valiant, at any time between the second and fifth anniversary of our initial public offering, we have the right to “call” Valiant’s 40% equity interest from Valiant, and Valiant has the right to “put” its 40% equity interest to us. The consideration for the equity purchased pursuant to this right shall be paid in shares of our common stock based on a formula taking into account at the time of exercise the fair market value of our common stock, as well as our gross sales and net earnings.

Equipment Financing

We recognize that many new cultivators face particular capital and time constraints, and we also recognize that the initial cost of our equipment can be a deterrent for some. We solve this problem by offering equipment financing plans for select good credit customers, which we believe further enables us to become a vendor of choice. While we proactively show our prospects that the strong and immediate return on investment derived from Agrify solutions will more than make up for associated start-up costs, we wanted to do even more to support our prospective customers, which is why we unveiled an equipment financing program to help remove this final barrier to entry for otherwise excited cultivators. This requires participating credit-worthy customers to pay a substantial down payment, typically between 30% and 50% of the purchase price, with the balance financed over two years, with interest, under commercially reasonable terms.

Competitive Landscape

We believe our full suite of product offerings form an unmatched ecosystem for indoor growing. At this time, our Agrify Vertical Farming Unit, our overall bundled solution and our engineering/installation services are highly differentiated from anything else on the market so in one sense we do not have any direct competitors who offer the same type of comprehensive value proposition and single-source benefit.

At the same time, our customers are actively being approached by a variety of companies who do offer compelling standalone products and services so we recognize that our customers do have choices and alternatives, and they also need to factor in opportunity cost whenever they make purchasing decisions. Consequently, we more broadly define our competition as any other company going after the same finite budget dollars as us in the indoor agriculture space. We have highlighted below the most notable players that operate across some of the same functional highly fragmented areas of agriculture technology that we operate.

●	Semi-Integrated Vertical Cultivation Systems — Sprout AI

●	Aeroponic Systems — AEssenceGrows and Thrive Growing

●	Horticultural Lighting — Gavita, Fluence, VividGro, and Heliospectra

●	Environmental Threat Mitigation Solutions — Element Air and Tersano

●	Monitoring Software — Grownetics and Trym

●	Cultivation Software — Quantum Leaf and Flourish

●	Vertical Cultivation Racking Systems — Pipp Horticulture and Montel

Despite the presence of some well-funded and well-established competitors who offer pieces of what we do, we are able to compete on the basis of several defensible factors including our industry experience, our technical expertise, the differentiated value proposition of our individual offerings, and our positioning as a single-source provider. However, we believe above all else, it’s our ability to offer an unrivaled level of precision through a total end-to-end turnkey solution that sets us apart from existing competitors and potential new market entrants.

Our Customers

We primarily market and sell our products to newly licensed, well-funded producers in a single market as well as multi-state operators. Our customers choose us for a number of reasons, including the breadth and availability of the products we offer, our extensive expertise, and the quality of our customer service. For large multi-state operators, our solutions allow operators to produce consistent high-quality products regardless of the geographic locations where they are licensed to operate. Our system removes the variations of local grow environment, and also provides consistent standard operating procedures across different facilities, helping every facility to achieve the highest GMP standards. Our ability to provide a “one-stop shop” experience allows us to be the preferred vendor to many of these customers by streamlining their entry into or expansion of their cultivation capabilities. In addition, we believe our customers find great value in the advice and recommendations provided by our knowledgeable sales and service associates, which further increases demand for our products.

We believe the nature of our solutions and our high-touch customer service model strengthens relationships, builds loyalty and drives repeat business as our customers’ businesses expand. In addition, we feel as if our premium product lines and comprehensive product portfolio position us well to meet our customers’ needs. Furthermore, we fully anticipate that we will be able to leverage all of the data that we are collecting from our existing customer base to make continuous improvements to our offerings and better serve our current and new customers in the future.

To date, we have customers in the following states: Nevada, Colorado, Washington, Michigan, Minnesota, Rhode Island, Massachusetts and Illinois. We also have a customer in Oman.

As for our enterprise-level business, we currently have 386 AVFUs deployed and 1,140 AVFUs in the backlog, and all of them will be powered by Agrify Insights™. Our existing active deployments cover approximately 75,000 square feet of facility space, and that number is expected to grow significantly once we go live with some of our newer customers and once we are able to close more deals from our $105 million qualified pipeline.

Our Growth Strategy

We have developed a multi-pronged growth strategy as described below to help us capitalize on the sizable opportunity at hand. Through methodical sales and marketing efforts, our joint venture with Valiant-America, scale-up manufacturing, and equipment financing, we believe we have implemented several key initiatives we can use to grow our business more effectively. We also intend to opportunistically pursue the strategies described below to continue our upward trajectory and enhance shareholder value. We believe we have made significant progress in 2020 in the form of $66.8 million in new bookings, and we expect this amount to increase based on the strength of the opportunities in our qualified pipeline. We believe our revenues will be enhanced by the many improvements we have made and the growth strategy we have started to implement since Raymond Chang (our Chairman of the Board and Chief Executive Officer) and Guichao Hua (a member of our board of directors) purchased a controlling interest in our company in 2019 and rebranded us as Agrify. Specifically, we have made it a priority to develop our core bundled hardware and software indoor cultivation solution, and we have augmented that with some strategic acquisitions, partnerships, joint ventures and distribution arrangements that we believe will enable us to scale our business as a highly differentiated leader in the indoor agriculture marketplace.

Sales and Marketing

Rigorous Sales Process and Strong Infrastructure in Place to Enable Revenue Growth

We utilize a rigorous Sandler Training sales process to evaluate potential new opportunities and then advance vetted prospects through the different phases of our qualified pipeline. The Sandler Training sales process is a sales process that was originally developed in 1967 by David Sandler as a conscious departure from more traditional sales methods that often relied on pushy and aggressive tactics. The Sandler Training sales process, which is based on the psychology of human behavior, is consistent with the values and culture we have chosen to implement at Agrify, and consequently our salespeople spend most of their time building relationships and qualifying opportunities in order to make closing new business more streamlined, collaborative and organic in nature. There are specific requirements, milestones, and events that we have identified along the sales process that must be met to move prospects through the different parts of the buyer journey in order to convert them from vetted opportunities into committed sales orders within a 12-month period. At each phase of the pipeline, a prospect opportunity is assigned a probability value for closing, providing management production forecast ability. We are diligent in making sure that we are engaging in conversations with well-funded entities that are in good standing with any licensing requirements that they face (or entities that are at least on the cusp of being viable candidates for our grow solutions). We also take into account infrastructure, facility readiness and the presence of key personnel.

To date, the results of our sales process have been encouraging as there has been a high level of alignment, accountability and achievement amongst our sales team. As of December 31 2020, our backlog, which consists of purchase orders or purchase commitments, is $58.6 million. We expect to recognize approximately $40 million from the backlog as revenue in 2021 and the rest gradually thereafter. As of December 31, 2020, we have $105 million of carefully vetted potential sales opportunities (which we refer to as our qualified pipeline). Of this, $78 million of qualified pipeline was generated through our company directly and $27 million through our Agrify-Valiant Joint-Venture. We are presently working to convert this pipeline into confirmed bookings over the next 12 months. Given our emphasis on large scale high-value enterprise sales versus high-volume sales, we believe that we will be able to significantly scale our business in the coming years without needing to drastically increase our headcount. For us, it is all about having the right well-trained, knowledgeable sales team instead of the largest sales team.

Looking ahead, our sales team is responsible for overseeing nationwide sales and support, and they will drive our expansion into future international markets. Our territory managers work in tandem with our in-house technology solutions and horticultural experts to provide customers a turnkey indoor facility integrated system proposal. Agreements include the equipment being purchased and multi-year SaaS commitments that bring in substantial trailing revenues.

Marketing Team Aligned with Sales Force to Maximize Our Industry Visibility to Drive Revenue

Our marketing department works in tandem with our sales and business development representatives to best represent and sell our Agrify “Precision Elevated™” cultivation solution to the indoor agriculture industry. The sales and business development representatives push prospects through a sales funnel, also known as a “buyer’s journey”. A strategic sales model has been developed to create a seamless transition from the initial communication with a prospect through targeted messaging and eventually moving all the way through the funnel. The movement through this funnel is referred to as TOFU/MOFU/BOFU (Top of the Funnel/Middle of the Funnel/Bottom of the Funnel), which is focused on attention, consideration and decision-making, keeping the messaging consistent, the potential buyer engaged, and ultimately leads the prospect to close on a deal.

Our sales funnel duties are completed using a customer relationship management (CRM) system, which allows us to track, qualify, and report on the ROI of our marketing initiatives. Leads are added into our pipeline funnel predominantly through our digital marketing efforts, including direct marketing, organic social media growth, thought leadership, and demand generation via paid advertisements and press releases.

Direct Marketing

We capitalize on our direct marketing efforts by utilizing our internal CRM database, as well as the external help of trusted industry databases to target the right audience. Additionally, by taking advantage of our partners’ networks, such as those of Valiant-America, Bluezone, and Enozo, we are able to reach an extensive and reliable list of cultivators and industry professionals. Emails go out on a weekly basis and are subdivided by product focus and state, depending on the campaign. We use A/B testing in our email campaign strategy in order to harness meaningful messages that result in 40% engagement and above average open and click through rates. We are turning impressions into contacts at a rapid rate and have managed to grow our contact list by over 100% in one quarter. We are seeing 20% of these leads become sales qualified and 10% result in an opportunity.

Social Media and Thought Leadership

Through the creation and promotion of engaging content that positions us as a thought leader, we continue to organically grow our social media audience. We share original video, photography, industry-related articles, and blog content on a consistent basis. By developing strategic partnerships with well-known and respected brands, we are working to better position ourselves with marketing and branding efforts on social. Furthermore, we promote our social media in our communication via email and on our website. We also keep our finger on the pulse of trends and competitors in the market, remaining in-the-know. We have successfully more than doubled our social media presence across all platforms in the first half of 2020 and continue to show improvement in transitioning our social media audience into prospects.

Trade Shows

While digital marketing has been a consistent driver of leads and visibility for Agrify, trade shows related to various indoor agriculture topics have also proven to be highly effective. When attending trade shows, we typically position ourselves front and center, with high-level sponsorships and outstanding booth placement and presentation. Our product and subject matter experts take advantage of speaking opportunities, positioning Agrify as industry thought leaders. We expect to continue to grow our industry presence by generating leads using conferences as a platform. The trade show plan has been carefully vetted to ensure that these shows are reputable, have a strong business to business focus, high foot-traffic rates, as well as hosted in a desirable market.

In 2019, we were able to capture over 800 leads at our biggest event and over 200 leads per show at smaller regional conferences. More than 75% have become marketing qualified leads, of which 50% later became sales qualified. Many of these leads are now customers or in the process of becoming customers. We are seeing the largest amount of marketing qualified leads come through our trade show attendance. Given the proven success of these conferences, their reputation, their audiences and their industry magnitude, we expect to continue to seek headline and sponsorship roles. As a result of the COVID-19 pandemic, only three trade shows have been completed so far in 2020, with several others have been postponed. Accordingly, during the pandemic we have reallocated our resources to focus more heavily on our other means of generating leads, particularly through expanding our direct sales force.

Paid Advertising

We utilize paid advertising such as banner ads on high-trafficked media sites that largely focus on agricultural technology and other relevant topics. We provide content offers and other downloadable materials in order to capture these leads. As we gain experience through these different marketing initiatives, we will make appropriate spending adjustments with our most effective outlets. We seek to expand our business both nationally and internationally, and will do so when we have proven, viable marketing options available to us.

Public Relations Campaigns

We have successfully gained the interest of press from networks such as CNN, CFN, industry trade journals, and more. With our industry positioning using thought-leadership and on-going participation in industry conferences, we have been highlighted every month through the Newswire and featured in a variety of media outlets. We will continue to sponsor and keynote in industry-related events including; tech and agriculture conferences, podcasts, radio shows and more to continue to gain press and ultimately more exposure.

Through our digital marketing efforts, we promote our solutions to customers who stand to benefit most from our products and services, which spans a wide range of indoor agriculture verticals. We aim to bring in at least twenty new qualified leads a week by driving traffic to our website, keeping impression numbers high, while also keeping our cost-per-lead low. As we receive more data, we plan on continuing to monitor the digital efforts that garner the most leads and make adjustments accordingly.

Our Joint Venture with Valiant-America

In December 2019, we established Agrify-Valiant, LLC as a joint venture with Valiant-America. From a growth perspective, we believe our joint venture with Valiant-America gives us a credible and complementary channel partner with extensive industry relationships to help us gain additional market share by making our solution a prominent part of their discussions involving future projects in this space.

We believe this joint venture positions us as the only fully integrated grow solution in the industry as we are now able to provide services around facility design, mechanical and engineering planning, general contracting, hardware and equipment installation, and commissioning for all indoor agriculture customers.

We believe our turnkey offerings are highly differentiated from anything else on the market in that they combine our seamlessly integrated hardware and software offerings with a wide range of associated services such as consulting, engineering, and construction to form what we believe is the most complete solution available from a single provider. The totality of our product mix and service capabilities form an unrivaled ecosystem in what has historically been an extremely fragmented market. As a result, we believe we are well situated to create a dominant market position in the indoor agriculture segment.

Scale-Up Manufacturing Capabilities in Order to Meet the Increasing Demand for Our Grow Solutions

We currently use contract manufacturers (CMs) in the U.S. and in Asia for prototyping and volume manufacturing, and we plan to expand our capabilities in order to meet the increasing demand for our grow solutions. We design the systems internally, and then work with our CMs and suppliers to refine, prototype, and test the designs. The designs are documented at a level that allows us to have our products manufactured at multiple CMs, both in the U.S. and abroad.

Additionally, we work with domestic suppliers on a wide range of metal fabrication to allow for rapid prototyping and product development. One such CM and metal fabrication shop that we have worked with extensively in the past is Harbor Mountain Holdings, LLC (“HMH”), which is based in the Atlanta, GA area. HMH has been producing and assembling many of our products for over three years, and they have served our needs well as a versatile and valued partner. On July 21, 2020, we acquired HMH, including the acquisition of HMH’s research and development, testing, and flexible manufacturing plant located just outside Atlanta, GA, along with key personnel and equipment. We believe this acquisition fits in nicely with our overall scale-up manufacturing strategy. For the remainder of 2020, HMH will be asked to support our AVFU sales and production goals as a primary manufacturing location. In 2021 and beyond, we expect HMH to evolve into more of a service, engineering development and prototyping, and test facility.

On December 7, 2020, we entered into a five year supply agreement with Mack Molding Co., a Vermont corporation (“Mack”), pursuant to which Mack will become a key supplier of Company’s AVFUs. Mack is a leading supplier of molded plastic parts, fabricated metal parts and high-level assemblies to the medical, industrial, transportation, energy/environment, computer and business equipment, defense/aerospace and consumer markets. Founded in 1920, Mack is a wholly-owned subsidiary of the privately-held Mack Group corporation, which also includes Mack Technologies and Mack Prototype. The supply agreement contemplates that, following an introductory period, we will negotiate a minimum percentage of our AVFU requirements that we will purchase from Mack each year based on the agreed upon pricing formula. The introductory period is not time-based but rather refers to the production of an initial number of units after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. We believe this approach will result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack. In the event we are unable to agree with Mack on pricing or a minimum requirements percentage, either party may terminate the agreement upon notice without further consequence or obligation.

We believe the supply agreement with Mack provides us with several key benefits, including:

●	Rapid Scaling: We can scale to customer orders, as Mack has agreed to maintain a minimum safety stock of AVFUs in inventory and allow us to store additional inventory pending customer deliveries; and

●	Long-Term Efficiencies: Under a strategic partner governance structure, we intend to meet with Mack at least quarterly in efforts to improve components acquisition and logistics, to lower production costs over time, provide additional alternatives for third party component vendors and allow us to provide input as to Mack’s overall production process and operational effectiveness.

We anticipate that this key strategic relationship with Mack will grow with our continued and expanding need for additional AVFUs.

Overall, our approach to manufacturing is to use CMs to prototype, iterate, and begin initial production, then transition to volume production including in lower cost geographies, which results in both rapid time-to-market and low production costs. As we grow, we intend to continually analyze and evolve our manufacturing capabilities to best meet our customer needs while always focusing on ways to maximize operating margins.

Equipment Financing Program

Our equipment financing program, which we believe is novel in the indoor agriculture space, is instrumental in removing certain points of friction from the sales cycle and it can be a major factor that tips the scales in our favor with certain prospects. When any of our credit-worthy customers take advantage of this opportunity, they are able expedite their speed to market as a result of not having to finance their purchase with 100% equity. As a result, we are able to collect between 30% and 50% of the purchase order immediately, with the balance typically being repaid over a two-year period, with interest, under commercially reasonable terms. By offering this equipment financing option, we have effectively broadened our prospect pool, and we believe that this will lead to more deals closing over time.

Intellectual Property

We rely on a combination of patent, trademark, copyright, trade secret, including federal, state and common law rights in the United States and other countries, nondisclosure agreements, and other measures to protect our intellectual property. We require our employees, consultants, and advisors to execute confidentiality agreements and to agree to disclose and assign to us all inventions conceived under their respective employment, consultant, or advisor agreement, using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Our business is affected by our ability to protect against misappropriation and infringement of our intellectual property, including our trademarks, service marks, patents, domain names, copyrights and other proprietary rights.

Patents

We filed United States provisional patent application 62/830,770 on April 8, 2019 titled “Device for Light Limiting Current” that serves as the priority document for our April 6, 2020 filing of PCT application PCT/US2020/026878 and for our April 6, 2020 filing of U.S. non-provisional application no. 16/841,177. This application is directed to, among other things, a current limiting device coupled with a light emitting diode driver.

Trademarks and Copyrights

We, or our subsidiaries, have two pending United States trademark applications for AGRIFY, Ser. Nos. 90/341,939 and 88/610,595, a pending application for TRIGROW, Ser. No. 88/192,358, and a pending application for the Leaf Design, Ser. No. 90/341,952. In addition, we recognize common-law trademark rights AGRIFY INSIGHTS and AGRINAMICS for different software as a service products.

Our subsidiary, Agrify Brands, LLC is the owner of certain common-law trademarks that it licenses to third parties. Marks covered by the license include, DAWG STAR (including multiple logo designs), WESTERN CULTURED (including multiple logo designs), TWISTED LEGION (logo), WAXTRONAUT (including multiple logo designs) and WAXTRONAUT COSMICALLY CURATED EXTRACTS.

Although we have not sought copyright registration for our technology or works to date, we rely on common law copyright and trade secret protections in relation to our TechOps/Agrify Insights™ computer program for indoor agriculture management. We have registered our Internet domain names related to our business. We license software from third parties and utilize open source software for integration into our applications.

In addition, while we know that our current product and service capabilities are highly novel and compelling, we do not intend to be complacent. We will continue to learn from our customers and from the market, and if there is an opportunity to deploy a new and improved version of one of our offerings or if we decide there is room in the market for a new type of solution, we fully intend to diligently explore those possibilities to augment our existing business and grow our reach.

Employees and Human Capital Resources

As of March 29, 2021, we had a total of 74 employees, of which 57 are full-time employees, with 20 located in the New England area, 21 in Georgia and 16 in other states. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plan is to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Legal Proceedings

From time to time, we may be subject to various claims, legal actions and regulatory proceedings arising in the ordinary course of business. On January 5, 2021, we received a demand letter from Nicholas Cooper and Richard Weinstein, two of our former employees (and one of Mr. Cooper’s affiliated entities), asserting that such individuals were entitled to compensation arising out of their employment by us, as well as their partial ownership of TriGrow Systems, Inc. The demand letter asserts that the former employees are due certain sales commissions under their applicable bonus plan, equity earn-outs based on certain sales targets, and various equity purchases through our employee stock ownership plan. The demand letter also asserts various employment claims, including, but not limited to, statutory wage withholding violations, wrongful termination, breach of contract, breach of the duty of good faith and fair dealing, fraud in the inducement, promissory estoppel, minority shareholder oppression, breach of fiduciary duty, unjust enrichment, and violations of state and federal securities laws.

On January 19, 2021, Messrs. Cooper and Weinstein filed a lawsuit against Agrify Corporation in the United States District Court for the Western District of Washington, alleging the same claims made in their demand letter based on the same facts disclosed above. The plaintiffs are seeking relief in the form of monetary damages in an amount to be determined. Messrs. Cooper and Weinstein are also seeking relief in the form of reinstatement and Mr. Weinstein is seeking rescission of Mr. Weinstein’s Release of Claims Agreement. On March 10, 2021, we moved to dismiss all of Cooper and Weinstein’s claims, asserting that the claims failed to allege legal grounds for relief. A decision on our motion is expected in the summer of 2021. We do not believe these claims have any merit and intend to vigorously defend against these claims (see note 19, Commitments and Contingencies, to our audited consolidated financial statements as of December 31, 2020).

Corporate History

Agrify Corporation was incorporated in the state of Nevada on June 6, 2016, originally incorporated as Agrinamics, Inc. (or Agrinamics). On September 16, 2019, Agrinamics amended its articles of incorporation to reflect a name change to Agrify Corporation.

On January 22, 2020, we and Agrify Merger Sub, Inc., our newly formed wholly-owned subsidiary (or Merger Sub), entered into an Agreement of Merger with TriGrow Systems, Inc., a Nevada corporation (or TriGrow), pursuant to which TriGrow was merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in our indirect acquisition of TriGrow.

On December 8, 2019, we formed Agrify-Valiant, LLC, a 60/40 joint-venture limited liability company, in which we are the 60% majority owner with Valiant-America, LLC, one of the largest premium integrated consulting and general contracting firms in North America with more than 10 years of facility general contracting experience across many states.

On July 21, 2020, we acquired Harbor Mountain Holdings, LLC (“HMH”), who we have had a close working relationship with for over three years, including the acquisition of HMH’s research and development, testing, and flexible manufacturing plant located just outside Atlanta, GA, along with key personnel and equipment. We believe this acquisition will give us increased, and in some respects, new in-house resources and capabilities around engineering, prototyping, manufacturing, testing, warehousing and installation services.

Implications of Being an Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. Accordingly, we have included detailed compensation information for only our three most highly compensated executive officers and have not included a compensation discussion and analysis, or CD&A, of our executive compensation programs in this report. In addition, for so long as we are an “emerging growth company,” we will not be required to:

●	engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes–Oxley Act of 2002, or the Sarbanes–Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or the PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “say-on-golden parachutes;” or

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparison of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an “emerging growth company” can use the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until the earliest to occur of:

●	our reporting $1 billion or more in annual gross revenues;

●	our issuance, in a three-year period, of more than $1 billion in non-convertible debt;

●	the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million on the last business day of our second fiscal quarter; and

●	December 31, 2026.

We cannot predict if investors will find our securities less attractive because we may rely on these exemptions, which could result in a less active trading market for our securities and increased volatility in the price of our securities.

Finally, we are a “smaller reporting company” (and may continue to qualify as such even after we no longer qualify as an emerging growth company) and accordingly may provide less public disclosure than larger public companies, including the inclusion of only two years of audited financial statements and only two years of management’s discussion and analysis of financial condition and results of operations disclosure. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, our management has identified and our auditors agreed that there is a substantial doubt about our ability to continue as a going concern.

We have incurred significant losses in each fiscal year since our inception in 2016. We have experienced net losses of approximately $21.6 million and $3 million for the years ended December 31, 2020 and 2019, respectively. We expect our OpEx, to increase in the future due to expected increased sales and marketing expenses, operational costs, product development costs, and general and administrative costs and, therefore, our operating losses will continue or even increase at least through the near term. In addition, since the consummation of our initial public offering (the “IPO”) on February 1, 2021, we have incurred and will continue to incur significant legal, accounting and other expenses as a public company that we did not incur as a private company. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not rely upon our recent revenue growth as indicative of future performance. We may not reach profitability in the near future or at any specific time in the future. If and when our operations do become profitable, we may not sustain profitability.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects. We have been in existence since June 2016 and much of our revenue growth has occurred during 2020. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

●	market acceptance of our current and future products and services;

●	changing regulatory environments and costs associated with compliance, particularly as related to our operations in the cannabis sector;

●	our ability to compete with other companies offering similar products and services;

●	our ability to effectively market our products and services and attract new clients;

●	the amount and timing of OpEx, particularly sales and marketing expenses, related to the maintenance and expansion of our business, operations and infrastructure;

●	our ability to control costs, including OpEx;

●	our ability to manage organic growth and growth fueled by acquisitions;

●	public perception and acceptance of cannabis-related products and services generally; and

●	general economic conditions and events.

If we do not manage these risks successfully, our business and financial performance will be adversely affected.

We may require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product manufacturing and development, and other operations.

At March 29, 2021, we had cash and cash equivalents of approximately $139 million, which we believe will be sufficient to fund our planned operations for the next 12 months. Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned. Even if we are able to substantially increase revenue and reduce OpEx, we may need to raise additional capital, either through borrowings, private offerings, public offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our investors losing all of their investment in our company.

If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity and ability to pay dividends. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

Three customers accounted for approximately 79.2% of our total revenue during the year ended December 31, 2020, and two customers accounted for approximately 99% of our total revenue during the year ended December 31, 2019. In the event of any material decrease in revenue from these customers, or if we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be materially and adversely affected.

During the year ended December 31, 2020, three customers accounted for approximately 79.2% (or $9,576,000) of our total revenue, and during the year ended December 31, 2019, two customers accounted for approximately 99% (or $4,047,000) of our total revenue. This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenues and results of operations. In addition, some of these customers have experienced construction delays in building out their facilities and we have been assisting these customers in addressing these delays, including in certain cases extending their payment terms. Any continued delays will likely result in a negative impact on our revenues. Further, if these customers were to significantly reduce their relationship with us, or in the event that we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be negatively impacted, and such impact would likely be significant.

Our reliance on a limited base of suppliers for our products may result in disruptions to our supply chain and business and adversely affect our financial results.

We rely on a limited number of suppliers for our products and other supplies. If we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, if any of our key suppliers becomes insolvent or experience other financial distress or if any of our key suppliers is negatively impacted by COVID-19, including with respect to staffing and shipping of products, we could experience disruptions in our supply chain, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Many of our suppliers are experiencing operational difficulties as a result of COVID-19, which in turn may have an adverse effect on our ability to provide products to our customers.

The measures being taken to combat the pandemic are impacting our suppliers and may destabilize our supply chain. For example, manufacturing plants have closed and work at others curtailed in many places where we source our products. Some of our suppliers have had to temporarily close a facility for disinfecting after employees tested positive for COVID-19, and others have faced staffing shortages from employees who are sick or apprehensive about coming to work. Further, the ability of our suppliers to ship their goods to us has become difficult as transportation networks and distribution facilities have had reduced capacity and have been dealing with changes in the types of goods being shipped.

Although the ability of our suppliers to timely ship their goods has affected some of our deliveries, currently the difficulties experienced by our suppliers have not yet materially impacted our ability to deliver products to our customers and we do not significantly depend on any one supplier; however, if this continues, it may negatively affect any inventory we may have and more significantly delay the delivery of merchandise to our customers, which in turn will adversely affect our revenues and results of operations. If the difficulties experienced by our suppliers continue, we cannot guarantee that we will be able to locate alternative sources of supply for our merchandise on acceptable terms, or at all. If we are unable to adequately purchase appropriate amounts of supplies for our products, our business and results of operations may be materially and adversely affected.

As a company with clients operating in the cannabis industry, we face many particular and evolving risks associated with that industry.

We currently serve private clients as they operate in a growing cannabis industry. Any risks related to the cannabis industry that may adversely affect our clients and potential clients may, in turn, adversely affect demand for our products. Specific risks faced by companies operating in the cannabis industry include, but are not limited to, the following:

Marijuana remains illegal under United States federal law

Marijuana is a Schedule-I controlled substance under the Controlled Substances Act and is illegal under federal law. It remains illegal under United States federal law to grow, cultivate, sell or possess marijuana for any purpose or to assist or conspire with those who do so. Additionally, 21 U.S.C. 856 makes it illegal to “knowingly open, lease, rent, use, or maintain any place, whether permanently or temporarily, for the purpose of manufacturing, distributing, or using any controlled substance.” Even in those states in which the use of marijuana has been authorized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana is not preempted by state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our clients’ inability to proceed with their operations, which would adversely affect demands for our products.

Uncertainty of federal enforcement and the need to renew temporary safeguards

On January 4, 2018, former Attorney General Sessions rescinded the previously issued memoranda (known as the Cole Memorandum) from the U.S. Department of Justice (“DOJ”) that had de-prioritized the enforcement of federal law against marijuana users and businesses that comply with state marijuana laws, adding uncertainty to the question of how the federal government will choose to enforce federal laws regarding marijuana. Attorney General Sessions issued a memorandum to all United States Attorneys in which the DOJ affirmatively rescinded the previous guidance as to marijuana enforcement, calling such guidance “unnecessary.” This one-page memorandum was vague in nature, stating that federal prosecutors should use established principles in setting their law enforcement priorities. Under previous administrations, the DOJ indicated that those users and suppliers of medical marijuana who complied with state laws, which required compliance with certain criteria, would not be prosecuted. As a result, it is now unclear if the DOJ will seek to enforce the Controlled Substances Act against those users and suppliers who comply with state marijuana laws.

Despite former Attorney General Sessions’ rescission of the Cole Memorandum, the Department of the Treasury, Financial Crimes Enforcement Network, has not rescinded the “FinCEN Memo” dated February 14, 2014, which de-prioritizes enforcement of the Bank Secrecy Act against financial institutions and marijuana-related businesses which utilize them. This memo appears to be a standalone document and is presumptively still in effect. At any time, however, the Department of the Treasury, Financial Crimes Enforcement Network, could elect to rescind the FinCEN Memo. This would make it more difficult for our clients and potential clients to access the U.S. banking systems and conduct financial transactions, which would adversely affect our operations.

In 2014, Congress passed a spending bill (“2015 Appropriations Bill”) containing a provision (“Appropriations Rider”) blocking federal funds and resources allocated under the 2015 Appropriations Bill from being used to “prevent such States from implementing their own State medical marijuana law.” The Appropriations Rider seemed to have prohibited the federal government from interfering with the ability of states to administer their medical marijuana laws, although it did not codify federal protections for medical marijuana patients and producers. Moreover, despite the Appropriations Rider, the Justice Department maintains that it can still prosecute violations of the federal marijuana ban and continue cases already in the courts. Additionally, the Appropriations Rider must be re-enacted every year. While it was continued in 2016, 2017, 2018, 2019 and 2020, and remains in effect, continued re-authorization of the Appropriations Rider cannot be guaranteed. If the Appropriation Rider is no longer in effect, the risk of federal enforcement and override of state marijuana laws would increase.

Further legislative development beneficial to our operations is not guaranteed

One aspect of our business involves selling goods and services to state-licensed cannabis cultivators. The success of our business may partly depend on the continued development of the cannabis industry and the activity of commercial business within the industry. The continued development of the cannabis industry is dependent upon continued legislative and regulatory authorization of cannabis at the state level and a continued laissez-faire approach by federal enforcement agencies. Any number of factors could slow or halt progress in this area. Further regulatory progress beneficial to the industry cannot be assured. While there may be ample public support for legislative action, numerous factors impact the legislative and regulatory process, including election results, scientific findings or general public events. Any one of these factors could slow or halt progressive legislation relating to cannabis and the current tolerance for the use of cannabis by consumers, which could adversely affect demand for our products and operations.

The cannabis industry could face strong opposition from other industries

We believe that established businesses in other industries may have a strong economic interest in opposing the development of the cannabis industry. Cannabis may be seen by companies in other industries as an attractive alternative to their products, including recreational marijuana as an alternative to alcohol, and medical marijuana as an alternative to various commercial pharmaceuticals. Many industries that could view the emerging cannabis industry as an economic threat are well established, with vast economic and federal and state lobbying resources. It is possible that companies within these industries could use their resources to attempt to slow or reverse legislation legalizing cannabis. Any inroads these companies make in halting or impeding legislative initiatives that would be beneficial to the cannabis industry could have a detrimental impact on some of our clients and, in turn on our operations.

The legality of marijuana could be reversed in one or more states

The voters or legislatures of states in which marijuana has already been legalized could potentially repeal applicable laws which permit the operation of both medical and retail marijuana businesses. These actions might force businesses, including those that are our clients, to cease operations in one or more states entirely.

Changing legislation and evolving interpretations of law

Laws and regulations affecting the medical and adult-use marijuana industry are constantly changing, which could detrimentally affect some of our clients and, in turn, our operations. Local, state and federal marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require our clients and thus us to incur substantial costs associated with modification of operations to ensure such clients’ compliance. In addition, violations of these laws, or allegations of such violations, could disrupt our clients’ business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will limit the amount of cannabis growth or related products that our commercial clients are authorized to produce. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our operations.

Dependence on client licensing

Our business is partly dependent on certain of our customers obtaining various licenses from various municipalities and state licensing agencies. There can be no assurance that any or all licenses necessary for our clients to operate their businesses will be obtained, retained or renewed. If a licensing body were to determine that a client of ours had violated applicable rules and regulations, there is a risk the license granted to that client could be revoked, which could adversely affect our operations. There can be no assurance that our existing clients will be able to retain their licenses going forward, or that new licenses will be granted to existing and new market entrants.

Banking regulations could limit access to banking services

Since the use of marijuana is illegal under federal law, there is a compelling argument that banks cannot lawfully accept for deposit funds from businesses involved with marijuana. Consequently, businesses involved in the cannabis industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for some of our clients to operate and their reliance on cash can result in a heightened risk of theft, which could harm their businesses and, in turn, harm our business. Although the proposal of the Secure and Fair Enforcement Banking Act, also referred to as the SAFE Banking Act, would allow banks to work with cannabis businesses and prevent federal banking regulators from intervening or punishing those banks, the legislation still requires the approval of the United States Senate. There can be no assurance that that the SAFE Banking Act will become law in the United States. Additionally, most courts have denied marijuana-related businesses bankruptcy protection, thus, making it very difficult for lenders to recoup their investments, which may limit the willingness of banks to lend to our clients and to us.

Insurance risks

In the United States, many marijuana-related businesses are subject to a lack of adequate insurance coverage. In addition, many insurance companies may deny claims for any loss relating to marijuana or marijuana-related operations based on their illegality under federal law, noting that a contract for an illegal transaction is unenforceable.

Evolving industry

The cannabis industry is not yet well-developed, and many aspects of this industry’s development and evolution cannot be accurately predicted. While we have attempted to identify many risks specific to the cannabis industry, you should carefully consider that there are other risks that cannot be foreseen or are not described in this report, which could materially and adversely affect our business and financial performance. We expect that the cannabis market and our business will evolve in ways that are difficult to predict. Our long-term success may depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to successfully adapt to changes in the cannabis industry, our operations could be adversely affected.

The inability of our customers to meet their financial or contractual obligations to us may result in disruption to our results of operations and could result in financial losses.

We have exposure to several customers and at least some of these customers are experiencing financial difficulties. We have in the past, and may in the future, need to take allowances against and need to write off receivables due to the creditworthiness of these customers. Further, the inability of these customers to purchase our products could materially adversely affect our results of operations.

Our reliance on our relationship with our strategic investor, Inventronics, without a definitive agreement in place may have an adverse effect on our ability to provide products and services to our customers.

Inventronics Inc., based in Hangzhou, Zhejiang, China, is currently one of the largest companies in the world engaged in the design and manufacture of high efficiency, high reliability and long-life LED drivers, and has worked with us to develop our LED lighting technology. Inventronics is a shareholder of our company and the founder of Inventronics is a member of our board of directors. We intend to continue to rely on our strategic relationship with Inventronics with respect to various aspects of our business, including access to the most advanced LED driver technology, component suppliers and contract manufacturing located in Asia, as well as research and development support. Although we intend in due course to memorialize our relationship with Inventronics in a formal written agreement, we are currently not a party to a definitive agreement that governs our relationship with Inventronics. Accordingly, we do not have the benefit of certain rights and remedies that would otherwise be included in a definitive agreement with another third party. If we are unable to maintain our strong relationship with Inventronics, our lack of a definitive agreement with such company may have an adverse effect on our ability to provide products and services to our customers.

Although we believe our current sales backlog, which consists of purchase orders or purchase commitments, and our qualified pipeline of carefully vetted potential sales opportunities, will translate into future revenue, there can be no assurance that we will be successful in such pursuit.

As of December 31, 2020, our backlog, which consists of purchase orders or purchase commitments, was $58.6 million. We expect to recognize revenue of approximately $40 million from the backlog as revenue in 2021 and the rest gradually thereafter. Additionally, as of December 31, 2020, we have $105 million of carefully vetted potential sales opportunities (which we refer to as our qualified pipeline). Of this, $78 million of qualified pipeline was generated through our company directly and $27 million through our Agrify-Valiant Joint-Venture. Although we conduct a detailed due diligence investigation on our current and potential customers and place a heavy emphasis on the qualification process to ensure that all active customer purchase orders and commitments relating to our backlog and all active opportunities in our qualified pipeline have been meticulously vetted, the criteria we rely on and the internal analysis we undertake is subjective. Furthermore, we have a relatively short operating history and do not have significant data relating to the conversion of our backlog into revenue and the conversion of our qualified pipeline into customer contracts. Accordingly, although we are confident that our backlog and qualified pipeline will translate into bookings over the next 12 months, there can be no assurance that we will be successful in such pursuit. In the event that our backlog and qualified pipeline do not translate into bookings as projected, it could materially and adversely affect our business and financial performance.

Certain of our officers and directors may become subject to conflicts of interests arising out of our relationship with Bluezone and Enozo.

We are a party to two distribution agreements with companies in which certain of our officers and directors have an interest. Specifically, Guichao Hua, a member of our board of directors, has an ownership interest in Bluezone Products, Inc. of approximately 3%. Raymond Chang, our Chairman of the Board and Chief Executive Officer, is a director of Bluezone and one of the funds he manages, NXT Venture Fund II, has an ownership interest in Bluezone of approximately 8%. Similarly, Mr. Hua has an ownership interest in Enozo Technologies, Inc. of approximately 12% and Mr. Chang is a director of Enozo and has an ownership interest in Enozo of approximately 15%. The overlapping nature of these relationships could cause conflicts of interest for Messrs. Hua and Chang, which may not be easily resolved, or if they are resolved, they may not be resolved on terms advantageous to our company.

Our operations may be impaired if our information technology systems fail to perform adequately or if we are the subject of a data breach or cyber-attack.

We rely on information technology systems in order to conduct business, including communicating with employees and our key commercial customers, ordering and managing materials from suppliers, shipping products and providing SaaS services to our customers and analyzing and reporting results of operations. While we have taken steps to ensure the security of our information technology systems, our systems may nevertheless be vulnerable to computer viruses, security breaches and other disruptions from unauthorized users. If our information technology systems are damaged or cease to function properly for an extended period of time, whether as a result of a significant cyber incident or otherwise, our ability to communicate internally as well as with our customers could be significantly impaired, which may adversely impact our business.

Additionally, in the normal course of our business, we collect, store and transmit proprietary and confidential information regarding our customers, employees, suppliers and others, including personally identifiable information. An operational failure or breach of security from increasingly sophisticated cyber threats could lead to loss, misuse or unauthorized disclosure of this information about our employees or customers, which may result in regulatory or other legal proceedings, and have a material adverse effect on our business and reputation. We also may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber-attacks. Any such attacks or precautionary measures taken to prevent anticipated attacks may result in increasing costs, including costs for additional technologies, training and third party consultants. The losses incurred from a breach of data security and operational failures as well as the precautionary measures required to address this evolving risk may adversely impact our financial condition, results of operations and cash flows.

Privacy regulation is an evolving area and compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our clients and market our products and services.

Because we store, process and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters. While we believe we are currently in compliance with applicable laws and regulations, many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

We rely on third parties for certain services made available to our customers, which could limit our control over the quality of the user experience and our cost of providing services.

Some of the applications and services available through our proprietary Agrify “Precision Elevated™” cultivation solution, including our flagship hardware product, the Agrify Vertical Farming Unit (AVFU), and our proprietary SaaS product, Agrify Insights™, are provided through relationships with third party service providers. We do not typically have any direct control over these third party service providers. These third party service providers could experience service outages, data loss, privacy breaches, including cyber-attacks, and other events relating to the applications and services they provide that could diminish the utility of these services and which could harm users thereof. Our platform is currently hosted by a third party service provider. There are readily available alternative hosting services available should we desire or need to move to a different web host. Certain ancillary services provided by us also uses the services of third party providers, for which, we believe, there are readily available alternatives on comparable economic terms. Offering integrated platforms which rely, in part, on the services of other providers lessens the control that we have over the total client experience. Should the third party service providers we rely upon not deliver at standards we expect and desire, acceptance of our platforms could suffer, which would have an adverse effect on our business and financial performance. Further, we cannot be assured of entering into agreements with such third party service providers on economically favorable terms.

The growth and success of our business depends on the continued contributions of Raymond Chang, as our key executive officer, as well as our ability to attract and retain qualified personnel.

Our growth and success is dependent upon the continued contributions made by our Chairman of the Board and Chief Executive Officer, Raymond Chang. We rely on Mr. Chang’s expertise in business operations when we are developing new products and services. If Mr. Chang cannot serve us or is no longer willing to do so, we may not be able to find alternatives in a timely manner or at all. This may have a material adverse effect on our business. In addition, our growth and success will depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for experience and qualified talent in the indoor agriculture marketplace can be intense. We may not be successful in identifying, attracting, hiring, training and retaining such personnel in the future. If we are unable to hire, assimilate and retain qualified personnel in the future, such inability could adversely affect our operations.

We face intense competition that could prohibit us from developing or increasing our customer base.

The indoor agriculture industry is highly competitive. We may compete with companies that have greater capital resources and facilities. More established companies with much greater financial resources which do not currently compete with us may be able to more easily adapt their existing operations to our line of business. In addition, the continued growth of the cannabis industry will likely attract some of these existing companies and incentivize them to produce solutions that are competitive with those offered by us. Our competitors may also introduce new and improved products, and manufacturers may sell equipment direct to consumers. We may not be able to successfully compete with larger enterprises devoting significant resources to compete in our target marketspace. Due to this competition, there is no assurance that we will not encounter difficulties in increasing revenues and maintaining and/or increasing market share. In addition, increased competition may lead to reduced prices and/or margins for products we sell.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our ability to compete depends, in part, upon successful protection of our intellectual property relating to our proprietary Agrify “Precision Elevated™” cultivation solution, including our flagship hardware product, the AVFU, and our proprietary SaaS product, Agrify Insights™. We seek to protect our proprietary and intellectual property rights through patent applications, common law copyright and trademark laws, nondisclosure agreements, and non-disclosure provisions within our licensing and distribution arrangements with reputable companies in our target markets. Enforcement of our intellectual property rights would be costly, and there can be no assurance that we will have the resources to undertake all necessary action to protect our intellectual property rights or that we will be successful. Any infringement of our material intellectual property rights could require us to redirect resources to actions necessary to protect same and could distract management from our underlying business operations. An infringement of our material intellectual property rights and resulting actions could adversely affect our operations.

We have one pending U.S. patent application as well as its pending Patent Cooperation Treaty (PCT) counter-part application, and we will likely file national applications from this PCT in other countries. PCT stands for Patent Cooperation Treaty, which is an international patent law treaty. A PCT application is a “placeholder” utility application that establishes a filing date for the invention, and that can subsequently be “nationalized” in any of the more than 140 countries that are members of the PCT. Within 30 months (longer in some jurisdictions) from the application priority date, the applicant must “nationalize” the application and select the countries to which patent protection is sought. After nationalization, country-specific procedures for patent prosecution to patent grant are pursued as to each country or jurisdiction selected. Utilization of the PCT application process allows us to defer patent application deadlines and costs while we consider, for example, our international filing strategy, obtain funding and refine our patent claims.

We cannot assure investors that we will continue to innovate and file new patent applications, or that this application or any future patent applications will result in granted patents. Further, we cannot predict how long it will take for such patents to issue, if at all. It is possible that, for any of our patents that may issue in the future, our competitors may design their products around our patented technologies. Further, we cannot assure investors that other parties will not challenge any patents granted to us, or that courts or regulatory agencies will hold our patents to be valid, enforceable, and/or infringed. We cannot guarantee investors that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge or challenges to our patents could result in the unenforceability or invalidity of such patents, or such patents being interpreted narrowly and/or in a manner adverse to our interests. Our ability to establish or maintain a technological or competitive advantage over our competitors and/or market entrants may be diminished because of these uncertainties. For these and other reasons, our intellectual property may not provide us with any competitive advantage. For example:

●	we may not have been the first to make the inventions claimed or disclosed in our patent application;

●	we may not have been the first to file patent application. To determine the priority of these inventions, we may have to participate in interference proceedings or derivation proceedings declared by the U.S. Patent and Trademark Office (“USPTO”), which could result in substantial cost to us, and could possibly result in a loss or narrowing of patent rights. No assurance can be given that our granted patents will have priority over any other patent or patent application involved in such a proceeding, or will be held valid as an outcome of the proceeding;

●	other parties may independently develop similar or alternative products and technologies or duplicate any of our products and technologies, which can potentially impact our market share, revenue, and goodwill, regardless of

●	it is possible that our issued patents may not provide intellectual property protection of commercially viable products or product features, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties, patent offices, and/or the courts;

●	we may be unaware of or unfamiliar with prior art and/or interpretations of prior art that could potentially impact the validity or scope of our patents or patent applications that we may file;

●	we take efforts and enter into agreements with employees, consultants, collaborators, and advisors to confirm ownership and chain of title in intellectual property rights. However, an inventorship or ownership dispute could arise that may permit one or more third parties to practice or enforce our intellectual property rights, including possible efforts to enforce rights against us;

●	we may elect not to maintain or pursue intellectual property rights that, at some point in time, may be considered relevant to or enforceable against a competitor;

●	we may not develop additional proprietary products and technologies that are patentable, or we may develop additional proprietary products and technologies that are not patentable;

●	the patents or other intellectual property rights of others may have an adverse effect on our business; and

●	we apply for patents relating to our products and technologies and uses thereof, as we deem appropriate. However, we or our representatives or their agents may fail to apply for patents on important products and technologies in a timely fashion or at all, or we or our representatives or their agents may fail to apply for patents in potentially relevant jurisdictions.

To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct or indirect competition. If our intellectual property does not provide adequate coverage over our competitors’ products, our competitive position could be adversely affected, as could our business.

Our success depends in part upon our ability to protect our core technology and intellectual property.

Our success depends in part upon our ability to protect our core technology and intellectual property. To establish and protect our proprietary rights, we rely on a combination of trademark, copyright, patent, trade secret and unfair competition laws of the United States and other countries, as well as contract provisions, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights, as well as procedures governing internet/domain name registrations. However, there can be no assurance that these measures will be successful in any given case. We may be unable to prevent the misappropriation, infringement or violation of our intellectual property rights, breach of any contractual obligations to us, or independent development of intellectual property that is similar to ours, any of which could reduce or eliminate any competitive advantage we have developed, adversely affecting our revenues or otherwise harming our business.

We generally control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and our software is protected by U.S. copyright laws.

Despite efforts to protect our proprietary rights through intellectual property laws, licenses, and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. Companies in the Internet, technology, and software industries frequently enter into litigation based on allegations of infringement, misappropriation, or violations of intellectual property rights or other laws. From time to time, we may face allegations that we have infringed the trademarks, copyrights, patents, trade secrets and other intellectual property rights of third parties, including competitors. If it became necessary for us to resort to litigation to protect these rights, any proceedings could be burdensome, costly and divert the attention of our personnel, and we may not prevail. In addition, any repeal or weakening of laws or enforcement in the United States or internationally intended to protect intellectual property rights could make it more difficult for us to adequately protect our intellectual property rights, negatively impacting their value and increasing the cost of enforcing our rights.

We have obtained and applied for U.S. trademark and service mark registrations and will continue to evaluate the registration of additional trademarks and service marks or, as appropriate. We cannot guarantee that any of our pending trademark applications will be approved by the applicable governmental authorities. Moreover, even if the trademark applications are approved, third parties may seek to oppose or otherwise challenge these registrations. A failure to obtain registrations for our trademarks could limit and impede our marketing efforts.

We may need to enter into intellectual property license agreements in the future, and if we are unable to obtain these licenses, our business could be harmed.

We may need or may choose to obtain licenses and/or acquire intellectual property rights from third parties to advance our research or commercialization of our current or future products. We also cannot provide any assurances that third-party patents do not exist that might be enforced against our current or future products in the absence of such a license or acquisition. We may fail to obtain any of these licenses or intellectual property rights on commercially reasonable terms. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.

Others may assert intellectual property infringement claims against us.

Companies in the software and technology industries can own patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents (colloquially known as “patent trolls”) often attempt to aggressively assert their rights to extract value from technology companies. It is possible that, from time to time, third parties may claim that our products misappropriate or infringe their intellectual property rights. Irrespective of the validity or the successful assertion of any such claims, we could incur significant costs and diversion of resources in defending against these claims, which could adversely affect our operations. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained in all cases. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense or may not be feasible. In addition, to the extent claims against us are successful, we may have to pay substantial money damages or discontinue, modify, or rename certain products or services that are found to be in violation of another party’s rights. We may have to seek a license (if available on acceptable terms, or at all) to continue offering products and services, which may significantly increase our operating expenses.

Data privacy and security concerns relating to our technology and our practices could damage our reputation, cause us to incur significant liability, and deter current and potential users or customers from using our products and services. Software bugs or defects, security breaches, and attacks on our systems could result in the improper disclosure and use of user data and interference with our users and customers’ ability to use our products and services, harming our business operations and reputation.

Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other data-privacy-related matters, even if unfounded, could harm our reputation, financial condition, and operating results. Our policies and practices may change over time as expectations regarding privacy and data change. Our products and services involve the storage and transmission of proprietary information, and bugs, theft, misuse, defects, vulnerabilities in our products and services, and security breaches expose us to a risk of loss of this information, improper use and disclosure of such information, litigation, and other potential liability. Systems and control failures, security breaches and/or inadvertent disclosure of user data could result in government and legal exposure, seriously harm our reputation and brand and, therefore, our business, and impair our ability to attract and retain customers.

We may experience cyber-attacks and other attempts to gain unauthorized access to our systems. We may experience future security issues, whether due to employee error or malfeasance or system errors or vulnerabilities in our or other parties’ systems, which could result in significant legal and financial exposure. We may be unable to anticipate or detect attacks or vulnerabilities or implement adequate preventative measures. Attacks and security issues could also compromise trade secrets and other sensitive information, harming our business. As a result, we may suffer significant legal, reputational, or financial exposure, which could harm our business, financial condition, and operating results.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2020, we had net operating loss (NOL) carryforwards for federal and state income tax purposes which may be available to offset taxable income in the future, and which expire in various years for federal purposes if not utilized. The state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state income tax purposes. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.

There are no assurances that our outstanding loans will be forgivable in whole or in part.

In May and July 2020, we entered into two separate Loan Agreements and Promissory Notes (the “PPP Loans”) with Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. We received total proceeds of $779,000 and $44,410 from the unsecured PPP Loans. The PPP Loans are is scheduled to mature on May 7, 2022 and July 27, 2025, respectively, and have an interest rate of 1.00% per annum and is are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration (the “SBA”) under the CARES Act. The PPP Loans may be prepaid at any time prior to its maturity with no prepayment penalties.

The PPP Loans contain customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the PPP Loans may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by us for certain eligible expenses including payroll costs, rent payments on certain leases and certain qualified utility payments, provided that, among other things, at least 60% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at a certain level. According to the PPP, the lender has 60 days from receipt of the completed application to issue a decision to the SBA. If the lender determines that the borrower is entitled to forgiveness of some or all of the amount applied for under the statute and applicable regulations, the lender must request payment from the SBA at the time the lender issues its decision to the SBA. The SBA will, subject to any SBA review of the loan or loan application, remit the appropriate forgiveness amount to the lender, plus any interest accrued through the date of payment, not later than 90 days after the lender issues its decision to the SBA.

In accordance with the requirements of the CARES Act and the PPP, we have used all of the proceeds from the PPP Loan primarily for payroll costs. We have not yet applied for forgiveness of this loan. We believe that we will be eligible for full forgiveness under the program, but there is no assurance that the full loan amount will be forgiven and we cannot anticipate the timing of any such forgiveness. If the principal amount is not forgiven in full, we would be obligated to repay by May 7, 2022 and July 27, 2025 any principal amount not forgiven and interest accrued from May 7, 2020 and July 27, 2020, respectively. Although we believe that we satisfied all eligibility criteria for the PPP Loan and that our receipt of the PPP Loan is consistent with the objectives of the PPP Loan of the CARES Act, if it is later determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties and adverse publicity, which could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Ownership of our Common Stock

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 10.7% of our outstanding shares of common stock. In particular, Raymond Chang, our Chairman of the Board and Chief Executive Officer, beneficially owns approximately 5.6% of our outstanding shares of common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our articles of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

A total of 7,696,246, or 37.9%, of our total outstanding shares are restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares eligible for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after our IPO and the underwritten public offering we closed on February 19, 2021 (the “February Offering”), and the perception that these sales could occur may also depress the market price of our common stock. We have 20,295,134 shares of common stock outstanding as of March 29, 2021. Of these shares, the 12,598,888 shares of common stock sold in our IPO and the February Offering (including the shares issued from the exercise of the over-allotment options) are freely tradable in the United States, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act. The holders of 6,308,943 shares of outstanding common stock have agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any of their common stock during the 180-day period beginning on the date of the IPO prospectus (which period may be reduced to a minimum of 90 days if we meet certain stock price milestones), except with the prior written consent of the underwriters. After the expiration of such restricted period, these shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

In addition, we may file a registration statement to register the approximately 4,359,509 shares of common stock underlying outstanding options and shares reserved for future issuance under our equity compensation plans. Upon effectiveness of that registration statement, subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements with the representatives of the underwriters in our IPO referred to above, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

Provisions in our articles of incorporation, our by-laws and Nevada law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our articles of incorporation, our by-laws and Nevada law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

●	the inability of stockholders to call special meetings; and

●	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

The existence of the forgoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

We are an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company” within the meaning of the Securities Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in this report and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this report. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any March 31 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, after which, in each case, we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

After we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We have not and do not expect to declare any dividends to our shareholders in the foreseeable future.

We have not and do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

General Risk Factors

The COVID-19 pandemic and the efforts to mitigate its impact may have an adverse effect on our business, liquidity, results of operations, financial condition and price of our securities.

The pandemic involving the novel strain of coronavirus and related respiratory disease (which we refer to as COVID-19) and the measures taken to combat it, have had an adverse effect on our business. Public health authorities and governments at local, national and international levels have announced various measures to respond to this pandemic. Some measures that directly or indirectly impact our business include:

●	voluntary or mandatory quarantines;

●	restrictions on travel; and

●	limiting gatherings of people in public places.

We have undertaken measures in an effort to mitigate the spread of COVID-19 including limiting company travel and in-person meetings. We also have enacted our business continuity plans, including implementing procedures requiring employees working remotely where possible which may make maintaining our normal level of corporate operations, quality controls and internal controls difficult. Notwithstanding these efforts, our results of operations have been adversely impacted by COVID-19 and this may continue.

Moreover, the COVID-19 pandemic has previously caused some temporary delays in the delivery of our inventory, although recently we are no longer experiencing such delays. In addition, the travel restrictions imposed as a result of COVID-19 have impacted our ability to visit customer sites to perform services related to our products. Further, the COVID-19 pandemic and mitigation efforts have also adversely affected our customers’ financial condition, resulting in reduced spending for the products we sell.

As events are rapidly changing, we do not know how long the COVID-19 pandemic, or localized outbreaks or recurrences of COVID-19, and the measures that have been introduced to respond to COVID-19 will disrupt our operations or the full extent of that disruption. Further, once we are able to restart normal operations doing so may take time and will involve costs and uncertainty. We also cannot predict how long the effects of COVID-19 and the efforts to contain it will continue to impact our business after the pandemic is under control. Governments could take additional restrictive measures to combat the pandemic that could further impact our business or the economy in the geographies in which we operate. It is also possible that the impact of the pandemic and response on our suppliers, customers and markets will persist for some time after governments ease their restrictions. These measures have negatively impacted, and may continue to impact, our business and financial condition as the responses to control COVID-19 continue.

A prolonged economic downturn, particularly in light of the COVID-19 pandemic, could adversely affect our business.

Uncertain global economic conditions, in particular in light of the COVID-19 pandemic, could adversely affect our business. Negative global and national economic trends, such as decreased consumer and business spending, high unemployment levels and declining consumer and business confidence, pose challenges to our business and could result in declining revenues, profitability and cash flow. Although we continue to devote significant resources to support our brands, unfavorable economic conditions may negatively affect demand for our products.

Increases in costs, disruption of supply or shortage of raw materials could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. For example, the tariffs currently imposed for importing goods from China has significantly increased. Any such an increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business including aluminum. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. Substantial increases in the prices for our raw materials increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices for our products and services.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation involving intellectual property, data privacy and security, consumer protection, commercial disputes and other matters that may negatively affect our operating results if changes to our business operation are required. Due to our manufacturing and sale of our products, including hardware and software, we may also be subject to a variety of claims including product warranty, product liability, and consumer protection claims related to product defects, among other litigation. We may also be subject to claims involving health and safety, hazardous materials usage, other environmental impacts, or service disruptions or failures. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. In addition, insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby adversely affecting our results of operations and resulting in a reduction in the trading price of our stock.

An active, liquid and orderly trading market for our common stock may not develop, the price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

●	whether we achieve our anticipated corporate objectives;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	changes in our financial or operational estimates or projections;

●	our ability to implement our operational plans;

●	termination of the lock-up agreement or other restrictions on the ability of our stockholders to sell shares;

●	changes in the economic performance or market valuations of companies similar to ours; and

●	general economic or political conditions in the United States or elsewhere.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our failure to meet the continuing listing requirements of the NASDAQ Capital Market could result in a de-listing of our securities.

If we fail to satisfy the continuing listing requirements of NASDAQ, such as the corporate governance, stockholders equity or minimum closing bid price requirements, NASDAQ may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would likely take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ. In addition, our management team also has to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and operating results.

As a public company, we also expect that it may be more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of the IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on effectiveness of our internal controls.

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to remediate future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on NASDAQ and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

The financial and operational projections that we may make from time to time are subject to inherent risks.

The projections that our management may provide from time to time (including, but not limited to, those relating to potential peak sales amounts, production and supply dates, and other financial or operational matters) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There will be differences between actual and projected results, and actual results may be materially different from those contained in the projections. The inclusion of the projections in this report should not be regarded as an indication that we or our management or representatives considered or consider the projections to be a reliable prediction of future events, and the projections should not be relied upon as such.

If we were to dissolve, the holders of our securities may lose all or substantial amounts of their investments.

If we were to dissolve as a corporation, as part of ceasing to do business or otherwise, we may be required to pay all amounts owed to any creditors before distributing any assets to the investors. There is a risk that in the event of such a dissolution, there will be insufficient funds to repay amounts owed to holders of any of our indebtedness and insufficient assets to distribute to our other investors, in which case investors could lose their entire investment.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Since our prior office lease in Burlington expired in July 2020, we have not had a physical office and our employees have been working remotely. However, in February 2020, we signed a lease agreement for approximately 7,500 square feet of office space in North Billerica, MA and plan to occupy the space beginning on June 1, 2021. The lease is for an initial term of 63 months with an option to extend it by an additional five years. We believe that our facilities are suitable and adequate for our current needs.

Item 3. Legal Proceedings.

Please see “Item 1 – Business – Legal Proceedings” for a discussion of the significant legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the NASDAQ Capital Market under the symbol “AGFY” since January 28, 2021, the first trading day following the effective date of our IPO. As of March 29, 2021, the last reported sales price reported on the NASDAQ Capital Market for our common stock was $11.87 per share.

Holders of Record

As of March 29, 2021, there were 47 holders of record of our common stock. Such numbers do not include beneficial owners holding shares of our common stock in nominee or “street” name through various brokerage firms.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2020 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,133,109	—	1,400,623
Equity compensation plans not approved by security holder	0	—	0
Total	3,133,109	—	1,400,623

(1)	Consists of shares of common stock available for future issuance under our equity incentive plans.

Equity Repurchases

None.

Recent Sales of Unregistered Securities

The information below lists all of the securities sold by us during the past three years which were not registered under the Securities Act:

In June 2019, the Company issued 1,289,667 shares of its common stock to 4D NXT Capital, LLC in consideration for services rendered to the Company, which shares were subsequently distributed from 4D NXT Capital, LLC to its members or related parties of its members.

In January 2020, the Company issued an aggregate of 595,552 shares of its common stock to the TriGrow shareholders in connection with the merger with TriGrow.

The Company issued an aggregate of 100,000 shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Shares”) for an aggregate purchase price of $10,000,000, which shares shall convert into common stock upon the closing of this offering, on the following dates:

●	January 10, 2020: 40,000 Series A Preferred Shares were issued by the Company to three investors.

●	January 13, 2020: 5,000 Series A Preferred Shares were issued by the Company to one investor.

●	January 21, 2020: 10,000 Series A Preferred Shares were issued by the Company to one investor.

●	March 17, 2020: 5,000 Series A Preferred Shares were issued by the Company to one investor.

●	May 7, 2020: 40,000 Series A Preferred Shares were issued by the Company to one investor.

In December 2019, the Company issued stock options to its officers, directors and employees to purchase an aggregate of 493,102 shares of its common stock. In May 2020, the Company cancelled all the options that were granted in December 2019 in consideration of services provided to the Company.

In May 2020, the Company issued stock options to purchase an aggregate of 1,622,719 shares of its common stock to its officers, directors and employees in consideration for services provided, or to be provided, to the Company.

In July 2020, the Company issued stock options to purchase an aggregate of 211,113 shares of its common stock to its officers, directors and employees in consideration for services provided, or to be provided, to the Company.

In August 2020, the Company issued stock options to purchase an aggregate of 15,362 shares of its common stock to its officers, directors and employees in consideration for services provided, or to be provided, to the Company.

In October 2020, the Company issued stock options to purchase an aggregate of 1,540,544 shares of its common stock to its officers, directors and employees in consideration for services provided, or to be provided, to the Company.

In December 2020, the Company issued stock options to purchase an aggregate of 44,254 shares of its common stock to its directors in consideration for services provided, or to be provided, to the Company.

In January 2021, the Company issued stock options to purchase an aggregate of 144,360 shares of its common stock to its directors in consideration for services provided, or to be provided, to the Company.

The Company issued convertible promissory notes in the aggregate principal amount of $13,100,000 and associated five year warrants to purchase an aggregate of 828,173 shares of common stock with an exercise price of $0.02 per share, on the following dates:

Closing Date	Principal Amount of Notes Issued
8/19/2020	$1,000,000
9/16/2020	$2,000,000
10/20/2020	$1,000,000
9/23/2020	$2,800,000
11/13/2020	$1,000,000
11/27/2020	$500,000
11/18/2020	$1,000,000
11/30/2020	$1,000,000
12/8/2020	$100,000
12/1/2020	$200,000
12/1/2020	$500,000
12/1/2020	$800,000
12/7/2020	$100,000
12/28/2020	$500,000
12/14/2020	$500,000
12/31/2020	$100,000

For each of the transactions referred to above, we relied upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, which exempt transactions by an issuer not involving any public offering.

Use of Proceeds from Initial Public Offering of Common Stock

On February 1, 2021, we closed our initial public offering, or IPO, of 6,210,000 shares of common stock (inclusive of 810,000 shares of common stock from the full exercise of the over-allotment option of shares granted to the underwriters). The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File Nos. 333- 251616 and 333-252490), which was declared effective by the SEC on January 27, 2021. Maxim Group LLC and Roth Capital Partners acted as the underwriters. The public offering price of the shares sold in the offering was $10.00 per share. The total gross proceeds from the offering were $62.1 million.

After deducting underwriting discounts and commissions of $4 million and offering expenses paid or payable by us of approximately $1 million, the net proceeds from the offering were approximately $57 million.

There has been no material change in the planned use of proceeds from our IPO as described in our final IPO prospectus filed with the SEC on January 29, 2021 pursuant to rule 424(b) of the Securities Act. We invested the funds received in short-term and long-term, interest-bearing securities and government securities.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of our operations together with our consolidated financial statements and the notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors,” “Cautionary Statement regarding Forward-Looking Statements” and elsewhere in this report.

As described elsewhere in this report, all share and per share amounts set forth below have been presented on a retroactive basis to reflect a 1-for-1.580814 reverse stock split of our outstanding common stock implemented on January 12, 2021.

Overview

We are a developer of highly advanced and proprietary precision hardware and software grow solutions for the indoor agriculture marketplace. We believe we are the only company with an automated and fully integrated grow solution in the industry. We believe our Agrify “Precision Elevated™” cultivation solution is vastly differentiated from anything else on the market in that it combines our seamlessly integrated hardware and software offerings with a wide range of associated services such as consulting, engineering, and construction to form what we believe is the most complete solution available from a single provider. The totality of our product mix and service capabilities form an unrivaled ecosystem in what has historically been an extremely fragmented market. As a result, we believe we are well situated to create a dominant market position in the indoor agriculture sector.

We had limited revenues from operations in each of the last two fiscal years. Through 2019, we concentrated our business with TriGrow Systems, Inc. (“TriGrow”), acting as our exclusive distributor. During January 2020, we acquired TriGrow. and began selling our products directly to end customers. In July 2020, we acquired HMH, a company that has been producing and assembling many of our products.

Recent Events

Public Offerings

Initial Public Offering

On January 27, 2021, we entered into an underwriting agreement with Maxim Group LLC, as representative of the underwriters named therein, in connection with our initial public offering (the “IPO”). On January 27, 2021, we announced the pricing of our IPO of 5,400,000 shares of common stock for a price of $10.00 per share, less certain underwriting discounts and commissions. We also granted the underwriters a 45-day option to purchase up to 810,000 additional shares of our common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO.

The IPO closed on February 1, 2021. Subsequently, the underwriters exercised the over-allotment option, and on February 4, 2021, we closed on the sale of an additional 810,000 shares of common stock for a price of $10.00 per share, less a 7% underwriting commission. The exercise of the over-allotment option brings the total number of shares of common stock sold by us in connection with our IPO to 6,210,000 shares and the total net proceeds received in connection with the IPO to approximately $57 million, after deducting underwriting discounts and estimated offering expenses.

Subsequent Public Offering

On February 16, 2021, we entered into an underwriting agreement with Maxim Group LLC, as representative of the underwriters named therein, in connection with an underwritten public offering (the “February Offering”). On February 16, 2021, we announced the pricing of the February Offering of 5,555,555 shares of common stock for a price of $13.50 per share, less certain underwriting discounts and commissions. We also granted the underwriters a 45-day option to purchase up to 833,333 additional shares of our common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the February Offering. The February Offering closed on February 19, 2021. Subsequently, the underwriters exercised the over-allotment option, and on March 22, 2021, we closed on the sale of an additional 833,333 shares of common stock for a price of $13.50 per share, less a 7% underwriting commission. The exercise of the over-allotment option brings the total number of shares of common stock sold by us in connection with our February Offering to 6,388,888 shares and the total net proceeds received in connection with the February Offering to approximately $80 million, after deducting underwriting discounts and estimated offering expenses.

Series A Convertible Preferred Stock

Beginning in the first quarter of 2020, we issued an aggregate of 60,000 shares of our Series A Convertible Preferred Stock, or Series A Preferred Stock, for an aggregate purchase price of $6,000,000. In May 2020, we completed our offering of Series A Preferred with the issuance of an additional 40,000 shares of Series A Preferred for an aggregate purchase price of $4,000,000. All outstanding shares of Series A Preferred Stock automatically converted immediately prior to the closing of our IPO into 1,373,038 shares of common stock at a conversion price of $7.72 per share.

Acquisition of TriGrow

On January 22, 2020 we completed the acquisition of all outstanding shares of TriGrow. TriGrow is an integrator and exclusive distributor of our premium indoor grow solutions for the indoor controlled agriculture marketplace. As part of the acquisition, we received TriGrow’s 75% interest in Agrify Brands, LLC (formerly TriGrow Brands, LLC), a licensor of an established portfolio of consumer brands that utilize our grow technology. The license of these brands is ancillary to the sale of our AVFUs and provides a means to differentiate customers’ products in the marketplace. It is not a material aspect of our business and we have not realized any royalty income. Accordingly, we are currently evaluating whether to continue this legacy business from an operational standpoint, as well as from a legal and regulatory perspective. In consideration of TriGrow’s shares, we issued to TriGrow’s shareholders 595,552 shares of common stock. In addition, the closing conditions included the assumption of TriGrow’s outstanding obligation to invest $1,140,000 (the “Funding Amount”) in a form of a so called “Profit Interest” investment in CCI Finance, LLC (“CCI”). We included this investment as part of the consideration for the acquisition. We satisfied this obligation and made payment of the Funding Amount on January 24, 2020 pursuant to a Profits Interest Agreement with CCI. Under the Profits Interest Agreement, in return for our investment of the Funding Amount, CCI is obligated to share with us 28.5% of the net revenue generated from its equipment lease agreement with its customer, payable at least annually by CCI to us. The revenue sharing percentage is reduced from 28.5% to 20% once we have received payments equaling an 18% Internal Rate of Return on the Funding Amount (the “Preferred Return”) prior to the fifth anniversary of the agreement. The revenue sharing terminates upon the later of five years, or our attainment of the Preferred Return. To date, no revenue has been generated and shared with us under this agreement. Assuming a five-year payback, the annual payments required to reach the Preferred Return would be $364,500. Assuming a seven-year payback, the annual payments required to reach the Preferred Return would be $299,000.

As part of the acquisition of TriGrow, we made available 121,539 shares of our common stock for issuance to certain executives of TriGrow upon TriGrow’s and/or our receipt of $10,000,000 of accumulative purchase orders for TriGrow and/or our equipment, products, and services, for the period from November 21, 2019 through June 30, 2020 as a result of the efforts of the TriGrow executives. Such shares of common stock are to be distributed by us in our sole discretion to certain executives responsible for achievement of such milestone. We concluded that the earn-out, if materialized, will be considered as post combination services. Additionally, we concluded that the value associated with the earn-out to be de minimis. No earn-out was earned through June 30, 2020.

The purchase price for TriGrow was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with the remaining unallocated purchase prices recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by our management.

Transaction and related costs, consisting primarily of professional fees, directly related to the acquisition, totaled $45,000 for the year ended December 31, 2020. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocation for the business combination has been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement period (up to one year from the acquisition date). Fair value still under review include values assigned to identifiable intangible assets and goodwill.

The following table sets forth the components and the allocation of the purchase price for the business combination:

Components of Purchase Prices:
Obligation to invest cash in profit interest	$1,140,000
Capital stock consideration	1,356,000
Noncontrolling Interest	207,000
Total purchase price	$2,703,000

Allocation of Purchase Price:
Net tangible assets	$543,000
Identifiable intangible assets:
Brand rights	930,000
Customer relationships	850,000
Total identifiable intangible assets	1,780,000
Goodwill	380,000
Total purchase price allocation	$2,703,000

Brand rights and Customer relationships were assigned estimated useful lives of ten years and nine years, respectively, the weighted average of which is approximately 9.5 years.

The amount of revenue of TriGrow included in our consolidated statement of operations from the acquisition date of January 22, 2020 to December 31, 2020 was $4,000,000.

Acquisition of Harbor Mountain Holdings, LLC

In July 2020, we acquired all the outstanding shares of Harbor Mountain Holdings, LLC (“HMH”), located in the Atlanta, GA area, that has been producing and assembling many of our products. As part of the acquisition we waived net receivable owed amounting to $214,000 and assumed lease liabilities for existing equipment and premises. As part of the acquisition of HMH, we may issue stock options or shares of common stock (at our discretion), at a value of up to $100,000, to an executive of HMH upon achievement of certain milestones from the acquisition date through March 31, 2021, as a result of the efforts of the HMH executive. We concluded the earn-out, if materialized, will be considered as post business combination services. Additionally, we concluded that the value associated with the earn-out to be de minimis. No earn-out was earned through December 31, 2020.

The purchase price for this business combination was allocated by us to the tangible and intangible assets acquired and liabilities assumed based on its book value which estimated the fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

Transaction and related costs, consisting primarily of professional fees, directly related to the acquisition, totaled $35,000 for the year ended December 31, 2020. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The following table sets forth the components and the allocation of the purchase price for the business combination:

Components of Purchase Price:
Waiver of net receivable owed to Agrify	$214,000
Total purchase price	$214,000

Allocation of Purchase Price:
Net tangible assets (liabilities):
Cash	$4,000
Property and Equipment	817,000
Accounts payable	(187,000)
Accrued expenses	(23,000)
Financing lease liabilities	(649,000)
Net tangible (liabilities):	(38,000)
Goodwill	252,000
Total purchase price allocation	$214,000

The amount of revenue of HMH included in our consolidated statement of operations from the acquisition date of July 22, 2020 to December 31, 2020 was $0.

The following pro forma financial information summarizes the combined results of operations for us, TriGrow and HMH, as though the acquisition of TriGrow and HMH occurred on January 1, 2019.

The unaudited pro forma financial information was as follows:

	Year ended December 31,
(In thousands)	2020	2019
Revenue, net	$12,121,000	$3,664,000
Net loss before non-controlling interest	$22,743,000	$9,907,000
Loss attributable to non-controlling interest	65,000	106,000
Net loss	$22,678,000	$9,801,000

The pro forma financial information for all periods presented above has been calculated after adjusting the results of TriGrow and HMH to reflect the business combination accounting effects resulting from these acquisitions, including acquisition costs and the amortization expense from acquired intangible assets as though the acquisition occurred on January 1, 2019. The historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination.

The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2019.

Impact of coronavirus pandemic (“COVID-19”)

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus continues to spread. A number of countries as well as certain states and cities within the United States have enacted temporary closures of businesses, issued quarantine or shelter-in-place orders and taken other restrictive measures in response to COVID-19.

To date, although all of our operations are operating, COVID-19 has caused some disruptions to our business, such as some temporary delays in the delivery of our inventory, although recently we are no longer experiencing such delays. Although the ability of our suppliers to timely ship their goods has affected some of our deliveries, currently the difficulties experienced by our suppliers have not yet materially impacted our ability to deliver products to our customers and we do not significantly depend on any one supplier. However, if this continues, it may negatively affect any inventory we may have and more significantly delay the delivery of merchandise to our customers, which in turn will adversely affect our revenues and results of operations.

The extent to which COVID-19 and the related global economic crisis, affect our business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on our produce, clients, vendors and employees. We continue to service our customers amid uncertainty and disruption linked to COVID-19 and we are actively managing our business to respond to its impact.

Paycheck Protection Program Loan under the Coronavirus Aid, Relief, and Economic Security Act

On May 7, 2020, we entered into a Loan Agreement and Promissory Note (collectively, the “PPP Loan”) with Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We received total proceeds of $779,000 from the unsecured PPP Loan. The PPP Loan is scheduled to mature on May 7, 2022 and has an interest rate of 1.00% per annum and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The PPP Loan may be prepaid at any time prior to its maturity with no prepayment penalties.

The PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by us for certain eligible expenses, including payroll costs, rent payments on certain leases and certain qualified utility payments, provided that, among other things, at least 60% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain level. In accordance with the requirements of the CARES Act and the PPP, we have used all of the proceeds from the PPP Loan primarily for payroll costs. We have not yet applied for forgiveness of this loan. We believe that we will be eligible for full forgiveness under the program, but there is no assurance that the full loan amount will be forgiven and we cannot anticipate the timing of any such forgiveness. If the principal amount is not forgiven in full, we would be obligated by May 7, 2022 to repay any principal amount not forgiven and interest accrued from May 7, 2020.

On July 27, 2020, Agrify Brands, LLC received a PPP Loan from Bank of America for total proceeds of $44,410. The PPP Loan is scheduled to mature on July 27, 2025, has an interest rate of 1.00% per annum and is subject to the terms and conditions mentioned above.

Convertible Promissory Notes and Warrants

On August 14, 2020, our board of directors approved the issuance of (i) convertible promissory notes (the “Notes”) in the aggregate principal amount of $5,000,000 with an initial maturity date of one year following issuance, subject to a one-year extension and (ii) five year warrants to purchase a number of shares of common stock equal to 10% of the principal amount of Notes purchased by the purchasers at an exercise price per share equal $0.01. The Notes provided for conversion at our option or the holder of the Notes upon an initial public offering or public listing into a number of fully paid and non-assessable shares of common stock equal to the quotient of (i) the outstanding principal amount of the Notes together with all accrued and unpaid interest hereunder immediately prior to such Public Transaction divided by (ii) a conversion price of $7.72.

On September 30, 2020, our board of directors approved an increase to the maximum aggregate offering amount of the Notes to $10,000,000. On November 23, 2020, our board of directors approved a further increase to the maximum aggregate offering amount of the Notes to $13,500,000.

As of December 31, 2020, a total of $13,100,000 of Notes and warrants to purchase 828,173 shares of common stock were subscribed. Through December 31, 2020, the aggregate relative fair value of the warrants of $2,427,000 was recorded as debt discount at issuance and is being amortized over the term of the respective Notes.

During the year ended December 31, 2020, we determined that the Notes contained variable-share settlement features that represented derivative liabilities and contingent BCFs. The aggregate issuance date fair value of the variable-share settlement features was $2,769,000, which was recorded at issuance as a debt discount and is being amortized over the terms of the respective Notes. See the paragraph below — Derivative Liabilities — for additional details. During the year ended December 31, 2020, the contingently adjustable non-bifurcated, beneficial conversion features associated with the Notes were not resolved. Upon resolving such contingency we will estimate the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date of the Note transaction and the adjusted conversion price embedded in the Notes.

On November 30, 2020, we modified the conversion terms of the then outstanding notes which resulted in a change in fair value of the new conversion features as compared to the conversion features immediately prior to the modification that exceeded 10% of the carrying amount of the debt, and as a result, the note modifications were accounted for as extinguishments. Accordingly, we recognized an aggregate loss on extinguishment of $5,618,000 for the difference between the net carrying amount of the extinguished debt of $10,038,000 (inclusive of $11,800,000 of principal, $4,170,000 of debt discount and $2,408,000 of derivative liabilities) and the reacquisition price of the debt in the same aggregate principal amount of $11,800,000, plus the fair value of the new notes’ conversion features of an aggregate of $3,856,000.

All of the outstanding Notes converted into an aggregate of 1,697,075 shares of our common stock on February 1, 2021, the closing date of our IPO.

Derivative Liabilities

During the year ended December 31, 2020, we recorded Level 3 derivative liabilities that were measured at fair value at issuance in the aggregate amount of $2,769,000 related to the variable-share settlement features of certain convertible notes payable. During the year ended December 31, 2020, we modified the conversion terms of certain notes which resulted in the recognition of an additional $1,448,000 of Level 3 derivative liabilities, with a corresponding debit to loss on extinguishment. See previous paragraph– Convertible Promissory Notes for additional details. On December 31, 2020, we recomputed the fair value of the variable-share settlement features recorded as derivative liabilities to be $7,141,000. The loss of $2,924,000 on the change in fair value between the issuance date and December 31, 2020 was recorded to interest expense for the year ended December 31, 2020. Upon conversion of our outstanding Notes on February 1, 2021, the closing date of our IPO, all of the outstanding derivative liabilities were cancelled.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions about collection of accounts and notes receivable, the valuation and recognition of stock- based compensation expense, valuation allowance for deferred tax assets and useful life of fixed assets and intangible assets.

Financial Overview

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimate, which include estimates related to accruals, stock-based compensation expense, and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

Revenue Recognition

In accordance with Topic 606, we account for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration to which we are entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

We generate revenue from the following sources: (1) equipment sales and (2) services sales. We sell our equipment and services to customers under a combination of a contract and purchase order.

Equipment revenue includes sales from proprietary products designed and engineered by us such as vertical farming units, integrated grow racks, and LED grow lights, and non-proprietary products designed, engineered, and manufactured by third parties such as air cleaning systems and pesticide-free surface protection. For proprietary products, the transaction price is generally in the form of a fixed fee at contract inception and variable consideration in the form of royalties based on contractual percentage of the net selling price of any proprietary product sold by our customers. For non-proprietary products, the transaction price is generally in the form of a fixed fee at contract inception and variable consideration in the form of revenue share based on a contractual percentage of gross margin of any non-proprietary product sold by our customers. We do not offer a right of return for sales of equipment.

Service revenue includes sales from cloud-based solutions that allow customers to use hosted software over the contract period without taking possession of the software and are provided on a subscription basis with technical support. The transaction price is variable consideration in the form of a monthly fee determined at contract inception based on the total number of active software users. We offer service credits in those instances where software uptime does not meet predetermined performance thresholds.

Variable consideration in the form of royalties, revenue share, monthly fees, and service credits are estimated at contract inception and updated at the end of each reporting period if additional information becomes available. Variable consideration is typically not subject to constraint. Changes to variable consideration were not material for the periods presented.

We typically satisfy our performance obligations for equipment sales when equipment is made available for shipment to the customer. We typically satisfy our performance obligations for services sales as services are rendered to the customer.

We enter contracts that can include various combinations of equipment and services, which are generally capable of being distinct and accounted for as separate performance obligations.

We allocate total contract consideration to each distinct performance obligation in an arrangement on a relative standalone selling price basis. The standalone selling price reflects the price we would charge for a specific piece of equipment or service if it was sold separately in similar circumstances and to similar customers.

Other Policies and Judgments — We have elected to treat shipping and handling activities after the customer obtains control of the goods as a fulfilment cost and not as a promised good or service. Accordingly, we will accrue all fulfilment costs related to the shipping and handling of consumer goods at the time of shipment. We have payment terms with our customers of one year or less and has elected the practical expedient applicable to such contracts not to consider the time value of money. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

Contract Balances — We receive payment from customers based on specified terms that are generally less than 30 days from the satisfaction of performance obligations. There are no contract assets related to performance under the contract. The difference in the opening and closing balances of our deferred revenue primarily results from the timing difference between our performance and the customer’s payment. We fulfil our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer certain proprietary products.

We generally provide a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, we accrue for product warranties when the loss is probable and can be reasonably estimated. At December 31, 2020, we had no product warranty accrual our de minimis historical financial warranty experience.

Accounting for Business Combinations

We allocated the purchase price of acquired company to the tangible and intangible assets acquired, including in-process research and development assets, and liabilities assumed, based upon their estimated fair values at the acquisition date. These fair values are typically estimated with assistance from independent valuation specialists. The purchase price allocation process requires us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, contractual support obligations assumed, contingent consideration arrangements, and pre-acquisition contingencies.

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

●	future expected cash flows from software license sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies;

●	expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

●	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio;

●	cost of capital and discount rates; and

●	estimating the useful lives of acquired assets as well as the pattern or manner in which the assets will amortize.

The fair value assigned to identifiable intangible assets acquired during the year ended December 31, 2020, was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by our management.

Income Taxes

We account for income taxes pursuant to the provisions of ASC Topic 740, “Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

We follow the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. We believe our tax positions are all highly certain of being upheld upon examination. As such, we have not recorded a liability for unrecognized tax benefits.

We recognize the benefit of a tax position when it is effectively settled. ASC 740-10-25-10, “Basic Recognition Threshold” provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. ASC 740-10-25-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority. For tax positions considered effectively settled, we recognize the full amount of the tax benefit.

Accounting for Stock-Based Compensation

We follow the provisions of ASC Topic 718, “Compensation — Stock Compensation.” ASC Topic 718 establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under our Stock Option Plans.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities with a term similar to the expected term. The expected dividend yield is based upon our history of having never issued a dividend and management’s current expectation of future action surrounding dividends. We calculate the expected volatility of the stock price based on the corresponding volatility of our peer group stock price for a period consistent with the underlying instrument’s expected term. The expected lives for such grants were based on the simplified method for employees and directors.

In arriving at stock-based compensation expense, we estimate the number of stock-based awards that will be forfeited due to employee turnover. Our forfeiture assumption is based primarily on its turn-over historical experience. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in our financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to expense recognized in our financial statements. The expense we recognize in future periods will be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period.

It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed above.

Fair value of common stock

Historically, for all periods prior to our IPO, the fair values of the shares of common stock underlying our share-based awards were determined on each grant date by our board of directors. Given the absence of a public trading market for our common stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; our financial condition and operating results, including our levels of available capital resources; equity market conditions affecting comparable public companies; general U.S. market conditions; and the lack of marketability of our common stock. Valuations of our common stock were prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

For our valuation performed on September 30, 2019, March 20, 2020 and September 14, 2020, we used the income and market methods to estimate our enterprise value under various financing scenarios based on the discounted cash flow approach and a market approach of comparable peer public companies. The estimated enterprise value under each method was then allocated to the common stock, discount for lack of marketability was applied, and the resulting value of common stock was probability-weighted across the various financing scenarios to determine the fair value of common stock.

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019
Revenue, net	$12,087,000	$4,088,000
Cost of goods sold	11,517,000	4,333,000
Gross profit (loss)	570,000	(245,000)
OPERATING EXPENSES
Research and development	3,354,000	109,000
Selling, general and administrative expenses	9,832,000	2,737,000
Total operating expenses	13,186,000	2,846,000
Loss from operations	(12,616,000)	(3,091,000)
OTHER (EXPENSE) INCOME, NET
Interest (expense) income, net	(481,000)	49,000
Loss on extinguishment of notes payable	(5,618,000)	—
Change in fair value of derivative liabilities	(2,924,000)	—
Other (expense) Income, net	(9,023,000)	49,000
Net loss before non-controlling interest	(21,639,000)	(3,042,000)
Loss attributable to non-controlling interest	22,000	—
Net loss attributable to Agrify Corporation.	$(21,617,000)	$(3,042,000)
Net loss per share attributable to common stockholders – basic and diluted	$(5.32)	$(0.99)
Weighted average common shares outstanding – basic and diluted	4,175,867	3,068,458

Revenues

Our goal is to provide our customers with a variety of products to address their entire needs. Our core product offering includes our Agrify Vertical Farming Units and Agrify Integrated Grow Racks with our Agrify Insights™ software, which in 2020 are supplemented with environmental control products, grow lights, and facility build-out services.

During the first quarter of 2020 and in parallel with the outbreak of the COVID-19 virus, we experienced a disruption in the supply chain that delay the delivery of several components necessary to the manufacturing of our Agrify Vertical Farming Units (or AVFUs) and as a result, delivery of several AVFUs was delayed to April 2020.

We generate revenue from sales of cultivation solutions, including ancillary products and services, Agrify Insights™ software and facility build-outs. We believe that our product mix form an integrated ecosystem which allows us to be engaged with our potential customers from early stages of the grow cycle — first during the facility build-out, to the choice of cultivation solutions and then running the grow business with our Agrify Insight software. We believe that delivery of each solution in the grow cycle will generate sales of additional solutions and services.

The following table provides a breakdown of our revenue for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Cultivation solutions, including ancillary products and services	$4,762,000	$4,066,000
Agrify Insights software	24,000	—
Facility build-outs	7,180,000	—
Services	121,000	22,000
	$12,087,000	$4,088,000

Revenue from cultivation solutions and ancillary products for the years ended December 31, 2020 and 2019 were generated mainly from the delivery of 179 AVFUs to a customer in Washington state and 135 AVFUs to customers in Colorado and Nevada states, respectively. Revenue from delivery of cultivation solutions is one-time in nature and the number of AVFUs we delivered to each customer is ordered by the customer and designed to maximize its grow space.

With the formation of our joint venture with Valiant-America in December 2019 through Agrify-Valiant, we added the facility build-outs to our products and services offering. We generated revenue from facility build-out services starting in the second quarter of 2020. We believe that combining facility build-out services with our other products will enhance the productivity of our AVFUs and benefit our customers.

Cost of Revenues

Cost of goods sold include direct cost of parts and outsourced assembly and installation services that are necessary for delivery of our products.

The following table provides a breakdown of our cost of revenue for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Cultivation solutions, including ancillary products and services	$4,562,000	$4,333,000
Facility build-outs	6,955,000	—
	$11,517,000	$4,333,000

During the first six months of 2020, we outsourced the manufacturing of our AVFUs to HMH, which we acquired in July 2020. Although the primary reason we acquired HMH was to expand our research, development and testing capabilities, the acquisition will also provide us with internal capabilities to manufacture small quantities of AVFUs and to reduce our cost of manufacturing. In addition, in December 2020, we entered into a five year supply agreement with Mack Molding Co. (“Mack”) pursuant to which Mack will become a key supplier of our AVFUs. We believe the supply agreement with Mack will provide us with increased scaling capabilities and the ability to more efficiently meet the potential future demand of our customers. The supply agreement contemplates that, following an introductory period, we will negotiate a minimum percentage of our AVFU requirements that we will purchase from Mack each year based on the agreed upon pricing formula. The introductory period is not time-based but rather refers to the production of an initial number of units after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. We believe this approach will result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack.

Gross Profit

Our gross profit represents total revenue less the cost of goods sold, and gross margin is gross profit expressed as a percentage of total revenue. For the year ended December 31, 2020, our gross profit was $570,000 compared to a loss of $245,000 for the year ended December 31, 2019.

The increase in gross profit was primarily related to (i) the aforementioned increase in net sales and (ii) a significant increase in our gross profit margin percentage (gross profit as a percentage of net sales). Our gross profit margin percentage increased to 4.7% for the year ended December 31, 2020 compared to a loss of 6.0% in the same period in 2019. The higher gross profit margin percentage is primarily due to higher negotiated prices on our products and a more favorable sales mix of proprietary and exclusive branded products. The acquisition of TriGrow in January 2020 allows us to sell our products directly to end customers and to generate higher gross profits. We expect that our marketing efforts aimed at driving demand and expanding our customer base, combined with our cost reduction initiatives, will result in higher gross margins in the future.

Research and Development Expenses

Research and development expenses consisted primarily of costs incurred for the development of Agrify Insight and next generation VFUs, which includes:

●	employee-related expenses, including salaries, benefits, and travel;

●	expenses incurred by subcontractor under agreements to provide engineering work related to the development of our next generation VFUs;

●	expenses related to our facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

We did not have any significant research and development operation during the year ended December 31, 2019. For the year ended December 31, 2020 compared to the year ended December 31, 2019, research and development expenses were $3,354,000 and $109,000, respectively. The increase of $3,245,000 is primarily attributable to payroll and related expenses of approximately $1,284,000, consulting fees of $468,000, and to halted development of hardware solution for deployment of rapid grow solution of $824,000, discarded research and development center in Colorado of $107,000, expenses related to grant of stock options in the amount of $291,000 and increase in hired employees and consultants for research and development activities.

As a percentage of net revenue, research and development expenses represented were 27.7% from total revenue for the year ended December 31, 2020, compared to 2.6% for the year ended December 31, 2019. We expect to continue to invest in future developments of our AVFUs and Agrify Insights™. In the coming years, we believe that research and development expenses measured as percentage of revenue will decrease due to an increase in our total revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs for personnel, including stock-based compensation and travel expenses, in selling, executive and other administrative functions. Other general and administrative expenses also include professional fees for legal, consulting and accounting services as well as facility related costs.

For the year ended December 31, 2020 compared to the year ended December 31, 2019, general and administrative expenses were $9,832,000 and $2,737,000, respectively. The increase is attributable mainly to payroll and related expenses of approximately $2,878,000, grant of stock options in the amount of $1,429,000, expenses of $856,000 related to our efforts to become publicly listed, professional service fees of approximately $443,000, depreciation and amortization expenses of approximately $389,000, rent and utilities expenses of approximately $234,000, insurance expenses of approximately $97,000, travel and entertainment expenses of approximately $67,000, allowance for doubtful accounts of approximately $54,000, legal expenses of approximately $214,000 and legal costs related to our merger and acquisition activity of $80,000. The remaining increase is attributable to other administration expenses. To support our long-term growth plan and our initial public offering, we undertook several initiatives in the second half of 2019 and early 2020 which resulted in higher compensation costs, consulting fees and audit/legal fees, including, but not limited to, the hiring of executives such as our new Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel, and engaging new professionals such as an auditor, law firm and several accounting and audit-related consultants.

We have granted stock options to officers, directors and employees which have several vesting conditions, including an event-based vesting acceleration (defined as a change in control, including an initial public offering). A change in control, including the consummation of a public offering, would trigger a significant event-based stock compensation charge in the quarter during which that offering is completed.

Other (income) expense, net

Interest expense was $481,000 for the year ended December 31, 2020 compared to $49,000 interest income for the year ended December 31, 2019, reflecting an increase of $530,000. The increase in interest expense is attributable mainly to the amortization of debt discount related to the issuance of convertible promissory notes in the amount of $419,000 and interest-bearing accounts in the amount of $62,000.

Loss on extinguishment of notes payable was $5,618,000 for the year ended December 31, 2020 compared to null for the year ended December 31, 2019. In November 2020, the conversion terms of the outstanding convertible notes were modified which resulted in an aggregated loss on extinguishment of $5,618,000.

Change in fair value of derivative liabilities was $2,924,000 for the year ended December 31, 2020 compared to null for the year ended December 31, 2019. The fair value of the variable-share settlement features was computed to be $7,141,000, which resulted with a loss of $2,924,000 for the year ended December 31, 2020.

Loss attributable to non-controlling interest

We consolidate the results of operations of two less than wholly-owned entities into our consolidated results of operations. On December 8, 2019, we formed Agrify Valiant LLC, a joint-venture limited liability company in which we are 60% majority owner and Valiant-America, LLC owns 40%. Agrify Valiant LLC started its operations during the second quarter of 2020. On January 22, 2020, as part of the acquisition of TriGrow, we received TriGrow’s 75% interest in Agrify Brands, LLC (formerly TriGrow Brands, LLC), a licensor of an established portfolio of consumer brands that utilize our grow technology. The license of these brands is ancillary to the sale of our AVFUs and provides a means to differentiate customers’ products in the marketplace. It is not a material aspect of our business and we have not realized any royalty income. Accordingly, we are currently evaluating whether to continue this legacy business from an operational standpoint, as well as from a legal and regulatory perspective.

Loss attributable to non-controlling interest represents the portion of profit (or loss) that are attributable to non-controlling interest calculated as a product of the net income of the entity multiplied by the percentage of ownership held by the non-controlling interest.

Liquidity and Capital Resources

Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan until we generate sufficient cash from operating activities to support our investment and financing needs. Prior to our IPO, we were funded by revenues from operations and investments in our company. Upon the closing of the February Offering, we had approximately $139 million in cash and cash equivalents. We believe such amount, together with cash flows from operations, will be sufficient to support our planned operations for at least the next 12 months. Our current working capital needs are to support accounts receivable growth, manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements and capital expenditures. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

We may opportunistically raise debt capital, subject to market and other conditions. Additionally, as part of our growth strategies, we may also raise debt capital for strategic alternatives and general corporate purposes. If additional financing is required from outside sources, we may not be able to raise such capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

Indebtedness

We received two PPP Loans with Bank of America pursuant to the PPP under the CARES Act administered by the SBA. We received total proceeds of $823,410 from the unsecured PPP Loans which are scheduled to mature during 2022 and 2025. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. We have not yet applied for forgiveness of the PPP Loan and although we believe that we will be eligible for full forgiveness under the PPP, there is no assurance that the full PPP Loan amount will be forgiven and we cannot anticipate the timing of any such forgiveness. If the principal amount is not forgiven in full, we would be obligated to repay any principal amount not forgiven and interest accrued thereon.

Cashflows

The following table presents the major components of net cash flows from and used in operating, investing and financing activities for the years ended December 31, 2020, and 2019:

	December 31, 2020	December 31, 2019
Cash (used in) provided by:
Operating Activities	$(14,782,000)	$(3,441,000)
Investing Activities	$(1,228,000)	$(184,000)
Financing Activities	$23,915,000	$3,746,000

Cashflow from Operating Activities

For the year ended December 31, 2020, we incurred a net loss of $21,617,000, which includes non-cash expenses of $5,618,000 related to extinguishment of notes payable, $2,924,000 due to change in fair value of derivative liabilities, $407,000 related to depreciation and amortization, $1,921,000 in connection with the issuance of stock options, non-cash interest expenses of $447,000 related to the issuance of notes payable, provision of $54,000 for doubtful accounts and $120,000 from the disposal of fixed assets, partially offset by loss attributed to non-controlling interest in the amount of $22,000. Net cash was reduced by a $3,709,000 increase in accounts receivable, a $2,941,000 increase in prepaid inventory due to demand forecast, a $2,249,000 decrease in deferred revenue, partially offset by $4,780,000 increase in accrued expenses, a $12,000 decrease in prepaid expenses, and a $527,000 decrease in accounts payable.

For the year ended December 31, 2019, we incurred a net loss of $3,042,000, which includes non-cash expenses of $10,000 related to depreciation and amortization, and $109,000 in connection with issuance of stock options. Net cash was reduced by a $369,000 increase in inventory due to demand forecast, a $366,000 increase in prepaid expenses and other receivables, and an $833,000 decrease in accounts payable, partially offset by a $355,000 increase in accrued expenses, and a $695,000 increase in deferred revenue.

For the years ended December 31, 2020 and 2019, depreciation and amortization expense was $407,000, and $10,000, respectively. The increase in Depreciation and amortization expenses is related to assets acquired from HMH. We anticipate that our depreciation and amortization expense will increase in fiscal 2021 due to expected capital expenditures in fiscal 2021 on property and equipment to expand research, development and testing capabilities.

For the years ended December 31, 2020 and 2019, compensation in connection with issuance of stock options was $1,921,000 and $109,000, respectively. As of December 31, 2020, there was $3,914,000 of total unrecognized compensation cost related to unvested options granted under our options plans, which will be expensed through fiscal 2024.

To support our long-term growth plan and our proposed initial public offering, during fiscal years 2019 and 2020, we hired employees and executives, invested in research and development and sales and marketing activities, and increased our inventory. While these activities will increase our expenses, create a net loss and negative cash flow from operations, these activities laid the foundation that resulted in our current sales backlog and qualified pipeline.

Cashflow from Investing Activities

Net cash used in investing activities relates to capital expenditures to support growth and investment in property and equipment, to expand research, development and testing capabilities, and to a lesser extent, the replacement of existing equipment.

For the year ended December 31, 2020, net cash used in investing activities was $1,228,000, which includes $1,092,000 paid in connection with the acquisition of TriGrow and $136,000 cash outflow for purchasing computer equipment and small machinery.

For the year ended December 31, 2019, net cash used in investing activities was $184,000 and consisted of a $143,000 investment in our website domain and trademark, and a $41,000 cash outflow for purchasing computer equipment and small machinery.

Cashflow from Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities was $23,915,000, primarily attributable to the $10,000,000 proceeds from the issuance of our Series A Preferred Stock, $13,100,000 proceeds from the issuance of notes payable and the $823,000 PPP Loan under the CARES Act.

For the year ended December 31, 2019, net cash provided by financing activities was $3,746,000, consisting of $3,879,000 in capital contributions resulting from the issuance of our common stock to an investor, partially offset by a $133,000 repayment of a loan from a related party.

Contractual Obligations

At December 31, 2020, our contractual obligations were as follows:

		Payments Due by Period
	Total	< 1 year	1 – 3 years	3 – 5 years	> 5 years
Notes Payable, derivative liability and long-term debt	$20,462,930	$19,634,000	$784,328	$44,602	$—
Short term lease obligations	25,179	25,179	—	—	—
Finance lease obligations	681,888	189,870	334,830	140,920	16,268
Purchase obligations	2,118,859	2,118,859	—	—	—
Total contractual obligations	$23,288,856	$21,967,908	$1,119,158	$185,522	$16,268

Our purchase obligations are associated with agreements for purchases of goods or services generally including agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transactions. Agreements to purchase goods or services that have cancellation provisions with no penalties are excluded from these purchase obligations. Upon the closing of our IPO, the notes payable were converted into shares of our common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The information required by Item 8 appears after the signature page to this report as a separate section beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting cannot provide absolute assurance of achieving their objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Due to their inherent limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. It is possible to design safeguards to reduce, but not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. As a private company, we had not been required to document and test our internal controls over financial reporting nor had management been required to certify the effectiveness of our internal controls and our auditors had not been required to opine on the effectiveness of our internal control over financial reporting. Similarly, we had not been subject to the SEC’s internal control reporting requirements. Following the Initial Public Offering, we became subject to these requirements. In the course of preparing the financial statements that were included in certain filings with the SEC, we have identified material weaknesses in internal control over financial reporting, which relate to insufficient technical accounting resources and lack of segregation of duties. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis. These deficiencies could result in misstatements to our financial statements that would be material and would not be prevented or detected on a timely basis. Our management has concluded that these material weaknesses in our internal control over financial reporting are due to the fact that, prior to this Annual Report on Form 10-K, we were a private company with limited resources. We did not have the necessary business processes and related internal controls, or the appropriate resources or level of experience and technical expertise, that would be required to oversee financial reporting processes or to address the accounting and financial reporting requirements. Our management has prepared a remediation plan that involves hiring additional qualified personnel, further documentation and implementation of control procedures and the implementation of control monitoring. The material weaknesses will not be considered fully remediated until these additional controls and procedures have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. If not remediated, these material weaknesses could result in further material misstatements to our annual or interim financial statements that would not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could be adversely affected and we could become subject to litigation or investigations by the NASDAQ Capital Market, the SEC or other regulatory authorities, which could require additional financial and management resources. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On February 17, 2021, the compensation committee of our board of directors approved annual salary increases and cash bonuses to certain of our executive officers effective as of February 1, 2021. The annual base salary of our chief financial officer, Niv Krikov, increased to $250,000 and he received a cash bonus of $150,000. The annual base salary of our chief operating officer, Robert Harrison, increased to $200,000 and he received a cash bonus of $100,000.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information about our executive officers, key employees and directors as of the date of this report.

Name	Age	Position
Raymond Chang	50	Chief Executive Officer; Chairman of the Board of Directors
Niv Krikov	50	Chief Financial Officer
Robert Harrison	49	Chief Operating Officer
Guichao Hua	55	Director
Thomas Massie	57	Independent Director
Krishnan Varier	41	Independent Director
Timothy Mahoney	64	Independent Director
Timothy Oakes	52	Independent Director
Stuart Wilcox	60	Independent Director

Raymond Chang. Mr. Chang has served as our president, chief executive officer and chairman of our board of directors since June 15, 2019. From September 2015 through May 2019, Mr. Chang was a lecturer in the Practice of Management at the Yale School of Management and an Adjunct Professor at Babson College as well as a managing director at NXT Ventures. In 1997, Mr. Chang founded GigaMedia, the first broadband company in Asia. In 2000, this company went public on NASDAQ (NASDAQ: GIGM) and raised $280 million, one of the largest IPOs for an internet company prior to 2000. In 2007, Mr. Chang founded Luckypai, a leading TV shopping company in China and raised venture financing from Lightspeed Venture Partners, DT Capital, Intel, Lehman Brothers, and Goldman Sachs. Luckypai was sold to Lotte Group, which is one of the largest Asian conglomerates based in Korea, for $160 million in 2010. From 2012 to 2013, Mr. Chang served as the chief executive officer of New Focus Auto, the largest automobile aftersales service company listed on the Hong Kong Stock Exchange (HKSE: 0360.HK). In 2014, Mr. Chang completed the sale of New Focus Auto to CDH Investments, which is one of the largest private equity firms based in Asia, and raised over $150 million for the company. In 2000, Mr. Chang was selected by Fortune as one of the twenty-five “Next Generation Global Leaders Under 40” and by Business Week Asia as one of Asia’s 20 most influential new economy leaders in the 21st century. He was also featured in 2005 as a panel speaker at the World Economic Forum in Zurich, Switzerland. Mr. Chang was the former treasurer/elected board member of Shanghai American School and a member of the Young Presidents Organization — Shanghai Chapter. Mr. Chang received his BA from New York University, MBA from Yale School of Management, and MPA from Harvard JFK School of Government. We believe that Mr. Chang’s successful serial entrepreneurial and management track records make him a qualified member of our board.

Niv Krikov. Mr. Krikov has served as our chief financial officer since January 20, 2020. From March 2018 to January 2020, Mr. Krikov served as the chief financial officer of Desalitech, Inc., a water purification company based in Newton, MA. From January 2016 to November 2017, Mr. Krikov served as the chief financial officer of PeerApp, a technology company for development and license of high-performance cache solutions for telecommunication networks based in Austin, TX. From November 2014 to December 2015, Mr. Krikov served as the chief financial officer of Proftect, Inc., a technology company for development and license of high-performance cache solutions for telecommunication networks based in the Boston area. From March 2007 to November 2014, Mr. Krikov served as the chief financial officer of NTS, Inc., a publicly traded international telecommunication company listed on the NYSE (NYSE: NTS) and TASE Prior to that, Mr. Krikov served as corporate controller with Nur Macroprinters Ltd. (NASDAQ: NURM) prior to it being acquired in 2007 by Hewlett Packard Company and as controller and credit and revenue manager with Alvarion Ltd. Mr. Krikov received his BA from Tel Aviv University and his LLM from Bar-Ilan University.

Robert Harrison. Mr. Harrison has served as our chief operating officer since July 21, 2020. Mr. Harrison joined us on April 15, 2020 as our director, project management. From January 2014 to October 2019, Mr. Harrison served as the region head LED lamps of LEDVANCE / Osram Sylvania, a worldwide leader in innovative lighting products as well as intelligent and connected lighting solutions under the Sylvania and Osram brands. At LEDVANCE / Osram Sylvania, Mr. Harrison ran the business unit for LED lighting in North America and South America. From November 2009 to January 2014, Mr. Harrison served as the director of engineering responsible for Osram Sylvania’s solid-state lighting and power electronics activities as well as the head of the project management office. Prior to LEDVANCE / Osram Sylvania, Mr. Harrison held roles in the automotive metrology, industrial automation and biomedical areas. Mr. Harrison is PMP certified with the Project Management Institute and holds 16 patents. Mr. Harrison received his BS and MS degrees in Mechanical Engineering from Worcester Polytechnic Institute and his MBA from Babson College.

Guichao Hua. Mr. Hua has served as a member of our board of directors since June 15, 2019. Mr. Hua is a renowned expert in the global power electronics arena. He brings over 25 years of experience in the lighting industry and has extensive knowledge in running successful businesses. In 2007, Mr. Hua founded Inventronics Inc., which is currently one of the largest companies in the world engaged in the design and manufacture of high efficiency, high reliability and long-life LED drivers, and served as the founder and chief executive officer from 2007 to 2019, and has served as the executive chairman since 2019. In 2016, Inventronics became a public company in China (300582.SZ). In December 2017, Mr. Hua founded 4D Bios Inc., which is focused on the design, manufacture, and marketing and sales of LED vertical farm systems. 4D Bios aims to become a global leader in this high-tech new agriculture industry. Mr. Hua is a co-founder and former vice president of engineering of VPT Inc., which is now one of the largest military/aerospace power companies in the world. Mr. Hua received his Ph.D. from the Center for Power Electronic System (CPES) at Virginia Tech in 1994, and served as research associate and scientist in CPES for 5 years. Mr. Hua has obtained more than 20 U.S. patents and published more than 70 theses, enjoying a strong reputation in the switch power industry. We believe that Mr. Hua’s exemplary career building thriving global hardware companies along with his design, engineering and manufacturing expertise makes him a qualified member of our board.

Thomas Massie. Mr. Massie has served as a member of our board of directors since June 24, 2020. Since 2016, Mr. Massie has been a partner with WAVE Equity Partners, a Boston based private equity firm that accelerates market validated companies solving some of the world’s greatest challenges in essential markets for energy, food, water, and waste. In addition, since 2016, Mr. Massie has served as the chief executive officer of Topline Performance Solutions, Inc., a management consulting firm based in Woburn, MA. From 1987 to 2016, Mr. Massie was the founder and chief executive officer of three technology related companies, Mass Micro Systems, Focus Enhancements and Bridgeline Digital, each of which subsequently went public on NASDAQ. From 2002 to 2007, Mr. Massie was a board member and chairman of the corporate governance committee for MapInfo Corp., which was acquired by Pitney Bowes in 2007. Mr. Massie is a guest lecturer at the University of Massachusetts, Robert J. Manning School of Business and attended Wayne State University. Mr. Massie was a non-commissioned officer in the United States Army and is currently the chairman of the board for Warriors A Team, a nonprofit dedicated to assisting struggling veterans to successfully re-acclimate in civilian life. We believe that Mr. Massie’s demonstrated sales leadership, private equity experience and track record of taking companies public makes him a qualified member of our board.

Krishnan Varier. Mr. Varier has served as a member of our board of directors since June 24, 2020. Mr. Varier joined Arcadian Capital Management in 2018 to help lead its principal investing activities, including deal sourcing, due diligence and negotiations, bringing more than 15 years of financial services and Wall Street deal-making experience and knowledge. For much of his career, Mr. Varier served as a healthcare investment banker in relationship coverage roles with Cowen (2014-2016), BofA-Merrill Lynch (2011-2013) and Morgan Keegan and has completed more than $6 billion in closed capital raising and merger and acquisition transactions. Mr. Varier began independently working with companies in the cannabis industry in 2016 in varying capacities as a private investor, mentor, advisor and consultant as part of Varier Venture Consulting LLC. Mr. Varier completed his undergraduate studies in 2001 at the University of Texas at Austin, where he earned a B.A. in Economics with a focus in Business Administration. He initially gained experience as a wealth manager for AXA Advisors, and later with the Austin-based brokerage firm Eltekon Financial. He then joined Bank of America’s Global Corporate Bank in Charlotte, NC, as part of its Treasury Solutions Group inside sales team covering large-cap industrial corporate clients. Mr. Varier also holds an MBA from the University of North Carolina at Chapel Hill, Kenan-Flagler Business School, with a double-focus in Finance and Investment Management. We believe that Mr. Varier’s role as an investor with a deep focus on our industry combined with his lengthy history in investment banking makes him a qualified member of our board.

Timothy Mahoney. Mr. Mahoney has served as a member of our board of directors since December 17, 2020. Mr. Mahoney served as a U.S. Representative for Florida’s 16th congressional district from January 2007 to January 2009. Mr. Mahoney is the owner of Caribou LLC, a strategic advisory firm he found in 2009 that consults with CEOs and their boards on managing systemic risk and maximizing shareholder value through the identification and capture of strategic opportunities. In March 2013, Mr. Mahoney also founded Cannae Policy Group, a Washington D.C. based public policy company, where he serves as a chief political strategist advising companies, associations, and governments on complex public policy issues. Before becoming a Congressman, from 1998 to 2007, Mr. Mahoney was a co-founder of vFinance, Inc., which subsequently acquired National Holdings Corporation. National has grown to become one of America’s leading middle-market brokerage firms, managing more than $5 billion of client assets with over 50 offices worldwide. Mr. Mahoney has also been involved with companies in the cannabis industry in varying capacities as a private investor, advisor and consultant. Mr. Mahoney holds a BA degree in Computer Science and Business from West Virginia University and an MBA from George Washington University. We believe Mr. Mahoney’s knowledge and experience with the legislative process of Congress and his diverse experience and knowledge in corporate governance make him qualified to be a member of our board.

Timothy Oakes. Mr. Oakes has served as a member of our board of directors since December 17, 2020. Since September 2019, Mr. Oakes has served as the chief accounting officer of Endurance International Group Holdings, Inc., a publicly listed company (NASDAQ: EIGI) which is a global provider of cloud-based platform solutions designed to help small and medium-sized businesses succeed online. From April 2018 to September 2019, Mr. Oakes worked as an independent business consultant, providing financial and operational advice. From August 2004 to April 2018, Mr. Oakes served in various finance and accounting roles at Edgewater Technology, Inc., a then publicly traded information technology consulting services company. Mr. Oakes joined Edgewater in 2004 as a Director of Finance and was subsequently promoted to Vice President of Finance in 2007, Chief Accounting Officer in 2008 and Chief Financial Officer in 2009. Mr. Oakes holds a Bachelor of Science degree in Business Administration from Stonehill College. He began his career in accountancy at the Boston office of KPMG LLP. We believe Mr. Oakes’ executive positions at various publicly traded companies and extensive background in business, public accounting, mergers and acquisitions and corporate governance matters make him qualified to be a member of our board.

Stuart Wilcox. Mr. Wilcox has served as a member of our board of directors since February 17, 2021. Since September 2020, Mr. Wilcox has served as Chairman of the Board of Ora Pharm, an international cannabis company based in New Zealand. He is also a member of the Advisory Board for Revelation Microelectronics, an Atlanta-based horticulture lighting and controls company, and a Managing Partner of NuRevelation, a North Carolina-based biotech company. From August 2017 to August 2020, Mr. Wilcox was the Chief Operating Officer of Curaleaf Holdings, Inc. (CSE: CURA) (OTCQX: CURLF), during which time the company grew into one of the industry’s largest cannabis companies. From September 2015 to October 2017, Mr. Wilcox was the Chief Operating Officer at Hostess Brands, Inc. (NASDAQ:TWNK). Mr. Wilcox has been a strong advocate for cannabis legislation to require product safety certifications for cannabis operators, standardized product testing, and standard operating procedures. He received an undergraduate degree in Engineering from the University of Toledo (Ohio) and a graduate degree from Central Michigan University. We believe that Mr. Wilcox’s highly accomplished career as an executive combined with his deep knowledge and experience in the cannabis industry makes him qualified to be a member of our board.

Director Independence

The board of directors has reviewed the independence of our directors based on the listing standards of the NASDAQ. Based on this review, the board of directors has determined that each of Thomas Massie, Krishnan Varier, Timothy Mahoney, Timothy Oakes and Stuart Wilcox are independent within the meaning of the NASDAQ rules. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable NASDAQ rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board Committees

Our Board has established the following three standing committees: audit committee; compensation committee; and nominating and governance committee, or nominating committee. Our board of directors has adopted written charters for each of these committees. Copies of the charters will be available on our website. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The audit committee is responsible for, among other matters:

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm the independence of its members from its management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;

●	coordinating the oversight by our board of directors of our code of business conduct and our disclosure controls and procedures;

●	establishing procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters; and

●	reviewing and approving related-person transactions.

Our audit committee consists of Krishnan Varier, Timothy Mahoney and Timothy Oakes, with Mr. Oakes serving as the chairman. Our board of directors has affirmatively determined that Krishnan Varier, Timothy Mahoney and Timothy Oakes meet the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 and NASDAQ rules. Our board of directors has determined that Mr. Oakes qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

The compensation committee is responsible for, among other matters:

●	reviewing key employee compensation goals, policies, plans and programs;

●	reviewing and approving the compensation of our directors and executive officers;

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

●	appointing and overseeing any compensation consultants or advisors.

Our compensation committee consists of Thomas Massie, Timothy Mahoney and Timothy Oakes, with Mr. Mahoney serving as the chairman.

Nominating Committee

The purpose of the nominating committee is to assist the board in identifying qualified individuals to become board members, in determining the composition of the board and in monitoring the process to assess board effectiveness. Our nominating committee consists of Thomas Massie, Krishnan Varier and Timothy Mahoney, with Mr. Massie serving as the chairman.

Board Leadership Structure

Currently, Raymond Chang is our principal executive officer and our chairman of the board.

Risk Oversight

Our board of directors will oversee a company-wide approach to risk management. Our board of directors will determine the appropriate risk level for us generally, assess the specific risks faced by us and review the steps taken by management to manage those risks. While our board of directors will have ultimate oversight responsibility for the risk management process, its committees will oversee risk in certain specified areas.

Specifically, our compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. Our audit committee oversees management of enterprise risks and financial risks, as well as potential conflicts of interests. Our board of directors is responsible for overseeing the management of risks associated with the independence of our board of directors.

Code of Business Conduct and Ethics

Our board of directors adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. A copy of this code will be available on our website. We intend to disclose on our website any amendments to the Code of Business Conduct and Ethics and any waivers of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.

Director and Officer Indemnification Agreements

We have entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our amended and restated bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, penalties, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information regarding the compensation paid during the years ended December 31, 2020 and 2019 to each of the executive officers named below, who are collectively referred to as “named executive officers” elsewhere in this report.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Raymond Chang,	2020	153,800		—	—	740,485	—	—	34,472	(2)	928,757
Chief Executive Officer and Chairman of the Board	2019	86,345		—	—	320,297	—	—	13,848	(2)	420,490
Matthew Liotta,	2020	161,774	(3)	—	—	135,007	—	—	34,472	(4)	331,253
Former Chief Technology Officer(3)	2019	87,019		—	—	115,041	—	—	140,514	(5)	342,574
Niv Krikov,	2020	133,712		—	—	373,130	—	—	31,599	(4)	538,441
Chief Financial Officer	2019	—		—	—	—	—	—	—		—
Robert Harrison,	2020	94,112	(3)	—	—	186,444	—	—	24,418	(4)	304,974
Chief Operating Officer	2019	—		—	—	—	—	—	—		—

(1)	Reflects the aggregate grant date fair value of stock options granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 9 to our audited consolidated financial statements included in this report.

(2)	Includes payment of health plan premiums as per our policy.

(3)	On August 5, 2020, Mr. Liotta resigned from his position as chief technology officer and is no longer an employee of our company. On December 17, 2020, Mr. Liotta resigned from our board of directors and in consideration of such resignation, we agreed on the acceleration of vesting of certain options to purchase shares of our common stock held by Mr. Liotta and his spouse upon the consummation of our IPO on February 1, 2021.

(4)	Includes payment of health plan premiums as per our policy.

(5)	Includes our payment of health plan premiums as per our policy in the total amount of $13,848 and consulting fees of $126,666 as per consulting agreement between TriGrow and Argand Group, LLC, a company controlled by Matthew Liotta.

Employment Agreements

Raymond Chang

We entered into an employment agreement with Raymond Chang to serve as our Chief Executive Officer effective as of December 31, 2020. We agreed to pay Mr. Chang an annual base salary of $300,000. Mr. Chang will be eligible to receive a discretionary performance-based bonus of up to $300,000 that will be determined and paid at the sole discretion of the Company and may be based on a variety of factors, including his individual performance and the overall performance of the Company. The agreement is for an initial term of three years, to be automatically extended for successive three-year periods, subject to earlier termination as provided in the agreement.

In the event that Mr. Chang’s employment is terminated by us without cause or in connection with a change of control or by Mr. Chang for good reason, he will be entitled to receive certain severance benefits, including severance pay equal to the greater of (a) 300% of his annual base salary and (b) $1,000,000. We can terminate Mr. Chang’s employment for cause only if we receive the unanimous agreement of our board of directors. In addition, if we terminate his employment without cause, or if Mr. Chang resigns for good reason, or upon the occurrence of a change of control, all of his issued but unvested options will immediately vest. In addition to the terms of our standard invention assignment, restrictive covenants, and confidentiality agreement, Mr. Chang’s employment agreement contains confidentiality, non-solicitation and non-competition provisions, whereby Mr. Chang is subject to non-solicitation restrictions for a period of at least one year and to non-competition restrictions for a period of at least six months following his employment period.

Niv Krikov

On January 20, 2020, we and Mr. Krikov entered into an employment agreement pursuant to which Mr. Krikov agreed to be our chief financial officer, effective as of February 1, 2020. Pursuant to this agreement, Mr. Krikov is paid an annual base salary of $175,000. Effective February 1, 2021, Mr. Krikov’s annual base salary increased to $250,000. Mr. Krikov’s employment is on an “at will” basis and the agreement may be terminated by either party at any time and for any reason.

Robert Harrison

Effective February 1, 2021, we agreed to pay Mr. Harrison an annual base salary of $200,000. Mr. Harrison will be eligible to receive a discretionary performance-based bonus of up to $100,000. Mr. Harrison’s employment is on an “at will” basis and may be terminated by either party at any time and for any reason.

Former Chief Technology Officer

On June 4, 2019, we and Matthew Liotta entered into an employment agreement pursuant to which Mr. Liotta agreed to be our chief technology officer, effective as of June 4, 2019. Pursuant to this agreement, Mr. Liotta was paid an annual gross salary of $170,000 and agreed to a one-year non-competition restriction as well as a one-year non-solicitation restriction. On August 5, 2020, Mr. Liotta resigned as chief technology officer to pursue other opportunities. In consideration for his service to our company, Mr. Liotta entered into a separation agreement pursuant to which he will receive severance in an amount equal to six months of his base salary payable over such period. On December 17, 2020, Mr. Liotta resigned from our board of directors and in consideration of such resignation, we agreed on the acceleration of vesting of certain options to purchase shares of our common stock held by Mr. Liotta and his spouse upon the consummation of our IPO on February 1, 2021.

Potential Payments Upon Termination or Change in Control

Pursuant to Mr. Chang’s employment agreement as more fully described above, he is entitled to receive potential payments upon a termination of employment without cause or resignation for good reason or termination of employment without cause or resignation for good reason following a change in control.

Outstanding Equity Awards at Fiscal Year-End; Option Exercises and Stock Vested

The following table sets forth certain information concerning option awards and stock awards held by our named executive officers as of December 31, 2020. Option awards that were granted in 2019 were subsequently revoked and in May 2020, we issued replacement options for the same number of shares but with a lower exercise price.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Raymond Chang(1)	108,017	229,698	—	2.28	May 6, 2030	—	—	—	—
	—	14,267	—	2.28	July 20, 2030	—	—	—	—
	—	264,823	—	4.86	October 19, 2030	—	—	—	—

Niv Krikov(2)	—	147,410	—	2.28	May 6, 2030	—	—	—	—
	—	23,282	—	2.28	July 20, 2030	—	—	—	—
	—	137,711	—	4.86	October 19, 2030	—	—	—	—

Robert Harrison(3)	—	13,401	—	2.28	May 6, 2030	—	—	—	—
	—	71,944	—	2.28	July 20, 2030	—	—	—	—
	—	68,856	—	4.86	October 19, 2030	—	—	—	—

Matthew Liotta(4)	54,011	141,651	—	2.51	May 6, 2030	—	—	—	—

(1)	On December 27, 2019, Mr. Chang was granted options to purchase 150,103 shares of our common stock under our 2019 Stock Option Plan (the “2019 Plan”), which options vest in equal monthly installments over a period of 48 months, exercisable at $3.10 per share and expiring 10 years from the date of grant. These options were subsequently cancelled in May 2020. On May 6, 2020 Mr. Chang was granted options to purchase 337,715 shares of common stock at an exercise price per share of $2.28 and expiring 10 years from the date of grant. 90,719 of the stock options were fully vested on the grant date and the remaining stock options vest monthly over 24 to 48 months, and 153,223 shares are subject to accelerated vesting in the event of a change of control transaction or initial public offering. On July 20, 2020, Mr. Chang was granted options to purchase 14,267 shares of common stock at an exercise price per share of $2.28 and expiring 10 years from the date of grant. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. On October 19, 2020, Mr. Chang was granted stock options to purchase 264,823 shares of common stock under the 2019 Plan at an exercise price per share of $4.86 and expiring 10 years from the date of grant. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. Each of the July 20, 2020 and October 19, 2020 stock option grants provides for accelerated vesting in the event of a change of control transaction or an initial public offering under which 50% of such options (assuming none have previously vested) will vest immediately prior to such event.

(2)	On May 6, 2020, Mr. Krikov was granted stock options to purchase 147,410 shares of common stock under the 2019 Plan at an exercise price per share of $2.28 and expiring 10 years from the date of grant. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. On July 20, 2020, Mr. Krikov was granted stock options to purchase 23,282 shares of common stock under the 2019 Plan at an exercise price per share of $2.28 and expiring 10 years from the date of grant. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. On October 19, 2020, Mr. Krikov was granted stock options to purchase 137,711 shares of common stock under the 2019 Plan at an exercise price per share of $4.86 and expiring 10 years from the date of grant. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. Each of these stock option grants provide for accelerated vesting in the event of a change of control transaction or an initial public offering under which 50% of such options (assuming none have previously vested) will vest immediately prior to such event.

(3)	On May 6, 2020, Mr. Harrison was granted stock options to purchase 13,401 shares of common stock under the 2019 Plan at an exercise price per share of $2.28. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. On July 20, 2020, Mr. Harrison was granted stock options to purchase 71,944 shares of common stock under the 2019 Plan at an exercise price per share of $2.28. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. On October 19, 2020, Mr. Harrison was granted stock options to purchase 68,856 shares of common stock under the 2019 Plan at an exercise price per share of $4.86 and expiring 10 years from the date of grant. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. Each of these stock option grants provide for accelerated vesting in the event of a change of control transaction or an initial public offering under which 50% of such options (assuming none have previously vested) will vest immediately prior to such event.

(4)	On December 26, 2019, Mr. Liotta was granted options to purchase 75,054 shares of our common stock under the 2019 Plan, which options vested in equal monthly installments over a period of 48 months, exercisable at $3.42 per share and expiring 5 years from the date of grant. These options were subsequently cancelled in May 2020. On May 6, 2020, Mr. Liotta was granted stock options to purchase 195,662 shares of common stock under the 2019 Plan at an exercise price per share of $2.51 and expiring 5 years from the date of grant. 45,346 of the stock options were fully vested on the grant date and the remaining stock options vest monthly over 24 to 48 months. On August 5, 2020, Mr. Liotta resigned from his position as chief technology officer and is no longer an employee of our company. On December 17, 2020, Mr. Liotta resigned from our board of directors and in consideration of such resignation, we agreed on the acceleration of vesting of certain options to purchase shares of our common stock held by Mr. Liotta and his spouse upon the consummation of our IPO on February 1, 2021. On February 2, 2021, Mr. Liotta exercised options to purchase 135,358 shares of common stock. As of the date of this report, Mr. Liotta does not hold any stock options.

Non-Executive Director Compensation

Except as set forth below, the non-executive members of our board of directors did not receive any compensation during the year ended December 31, 2020. On February 17, 2021, the compensation committee of our board of directors adopted guidelines for compensation for non-executive members of our board, including (i) an annual board retainer of $24,000, (ii) board committee fees equal to $5,000 annually for each committee chair and $1,000 annually for each of the other committee members, (iii) 50,000 options to purchase shares of common stock upon his or her election to the board, which options shall vest in 36 equal monthly installments, beginning on the one month anniversary of the grant date; (iv) eligibility for performance awards upon the Company achieving certain pre-determined milestones; and (v) reimbursement for all travel and other expenses reasonably incurred in connection with attending board and committee meetings.

On May 6, 2020, Mr. Massie was granted options to purchase 18,358 shares of common stock at an exercise price per share of $2.28 and expiring 10 years from the date of grant. 8,913 of the stock options were fully vested on grant date and the remaining stock options are vested monthly over 24 to 48 months. This stock option grant provides that 1,674 shares are subject to accelerated for vesting in the event of a change of control transaction or an initial public offering. On August 10, 2020, Mr. Massie was granted options to purchase 13,276 shares of common stock at an exercise price per share of $2.28 and expiring 10 years from the date of grant. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. On October 19, 2020, Mr. Massie was granted stock options to purchase 36,900 shares of common stock under the 2019 Plan at an exercise price per share of $4.86 and expiring 10 years from the date of grant. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. This stock option grant provides for accelerated vesting in the event of a change of control transaction or an initial public offering under which 50% of such options (assuming none have previously vested) will vest immediately prior to such event. On December 21, 2020, Mr. Massie was granted stock options to purchase 22,127 shares of common stock under the 2019 Plan at an exercise price per share of $4.86 and expiring 10 years from the date of grant. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. This stock option grant provides for accelerated vesting in the event of a change of control transaction or an initial public offering under which 50% of such options (assuming none have previously vested) will vest immediately prior to such event.

On July 20, 2020, Mr. Varier was granted options to purchase 3,161 shares of common stock at an exercise price per share of $2.28 and expiring 10 years from the date of grant. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. This stock option grant provides that 50% of shares are subject to accelerated for vesting in the event of a change of control transaction or an initial public offering. On August 10, 2020, Mr. Varier was granted options to purchase 2,086 shares of common stock at an exercise price per share of $2.28 and expiring 10 years from the date of grant. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. On October 19, 2020, Mr. Varier was granted stock options to purchase 35,873 shares of common stock under the 2019 Plan at an exercise price per share of $4.86 and expiring 10 years from the date of grant. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. This stock option grant provides for accelerated vesting in the event of a change of control transaction or an initial public offering under which 50% of such options (assuming none have previously vested) will vest immediately prior to such event.

On October 19, 2020, Mr. Hua was granted stock options to purchase 41,120 shares of common stock under the 2019 Plan at an exercise price per share of $4.86 and expiring 10 years from the date of grant. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. This stock option grant provides for accelerated vesting in the event of a change of control transaction or an initial public offering under which 50% of such options (assuming none have previously vested) will vest immediately prior to such event.

On October 19, 2020, Mr. Mahoney was granted stock options to purchase 41,120 shares of common stock under the 2019 Plan at an exercise price per share of $4.86 and expiring 10 years from the date of grant. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. This stock option grant provides for accelerated vesting in the event of a change of control transaction or an initial public offering under which 50% of such options (assuming none have previously vested) will vest immediately prior to such event.

On October 19, 2020, Mr. Oakes was granted stock options to purchase 41,120 shares of common stock under the 2019 Plan at an exercise price per share of $4.86 and expiring 10 years from the date of grant. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. This stock option grant provides for accelerated vesting in the event of a change of control transaction or an initial public offering under which 50% of such options (assuming none have previously vested) will vest immediately prior to such event.

On December 21, 2020, Mr. Kressy was granted stock options to purchase 22,127 shares of common stock under the 2019 Plan at an exercise price per share of $4.86 and expiring 10 years from the date of grant. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. This stock option grant provides for accelerated vesting in the event of a change of control transaction or an initial public offering under which 50% of such options (assuming none have previously vested) will vest immediately prior to such event.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more officers serving as a member of our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock, as of March 29, 2021, by

●	each person, or group of affiliated persons, known to us to own beneficially more than 5% of our common stock;

●	each of our current directors;

●	each of our named executive officers; and

●	all of our current directors and executive officers as a group.

The information in the following table has been presented in accordance with the rules of the SEC. Under such rules, beneficial ownership of a class of capital stock includes any shares of such class as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any stock option, warrant or other right. If two or more persons share voting power or investment power with respect to specific securities, each such person is deemed to be the beneficial owner of such securities. Except as we otherwise indicate below and under applicable community property laws, we believe that the beneficial owners of the common stock listed below, based on information they have furnished to us, have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, each stockholder named in the table is assumed to have sole voting and investment power with respect to the number of shares listed opposite the stockholder’s name. The calculations are based on 20,295,134 shares of common stock outstanding on March 29, 2021.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned		Percentage Total Voting Power
Officers and Directors:
Raymond Chang	2,035,107	(2)	5.6%
Guichao Hua	750,669	(3)	3.4%
Niv Krikov	378,996	(4)	*
Thomas Massie	161,254	(5)	*
Robert Harrison	154,201	(6)	*
Krishnan Varier	91,120	(6)	*
Timothy Oakes	91,120	(6)	*
Timothy Mahoney	91,120	(6)	*
Stuart A. Wilcox	50,000	(6)	*
All directors and executive officers as a group (9 persons)	3,803,587		10.7%

5% stockholders:
Li Chen	1,052,207	(7)	5.2%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of such individual is c/o Agrify Corporation, 101 Middlesex Turnpike, Suite 6, PMB 326, Burlington, MA 01803.

(2)	Includes (i) options to purchase 1,266,804 shares of common stock, (ii) 534,946 shares of common stock held by RTC3 2020 Irrevocable Family Trust (including 63,219 shares of common stock issued upon the exercise of warrants associated with our 2020 convertible promissory notes), of which Mr. Chang retains the authority to remove the independent trustee, (iii) 129,548 shares of common stock held by NXT3J Capital, LLC, an entity controlled by Mr. Chang, (iv) warrants to purchase 63,219 shares of common stock associated with our 2020 convertible promissory notes held by RTC3 2020 Irrevocable Family Trust, and (v) options to purchase 40,590 shares of common stock held by Mr. Chang’s son.

(3)	Includes (i) 116,913 shares of common stock, (ii) 542,636 shares of common stock held by Inventronics, of which Mr. Hua shares voting and dispositive control, and (iii) options to purchase 91,120 shares of common stock.

(4)	Includes (i) 20,593 shares of common stock and (ii) options to purchase 358,403 shares of common stock.

(5)	Includes (i) 20,593 shares of common stock held by an immediate family member of Mr. Massie and (ii) options to purchase 140,661 shares of common stock.

(6)	Represents shares of common stock underlying options.

(7)	Includes (i) 818,383 shares of common stock and (ii) 233,824 shares of common stock held by R&T Trust, of which Li Chen is the trustee and holds voting and dispositive power over such shares. The address of R&T Trust is 18 Walker Drive, Princeton, NJ.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with 4D Bios Inc.

We purchased various equipment from 4D Bios Inc. (“4D”), which totaled $1,128,000 and $893,000 in 2020 and 2019, respectively. Guichao Hua, a member of our board of directors, and Raymond Chang, our Chairman of the Board and Chief Executive Officer, each had ownership interests and were board members of 4D as of December 31, 2019. On June 30, 2020, Mr. Chang sold his interest in 4D and resigned as a member of 4D’s board. On July 28, 2020, we entered into a purchase agreement with 4D to secure purchases of horticultural equipment. The agreement requires minimum purchases of between $577,000 and $607,000 of 4D products until December 31, 2020. We committed purchases exceeding the minimum purchase requirement and amounting to $1,904,000 from 4D for the year ended December 31, 2020.We settled $672,000 and accrued $154,000 of such commitment, leaving $1,078,000 open committed purchases as of December 31, 2020.

Distribution Agreement with Bluezone Products, Inc.

On June 7, 2019, we entered into a Distribution Agreement with Bluezone Products, Inc. (“Bluezone”) relating to our distribution rights for the Bluezone products, such rights exclusive as to certain customers. We are obligated to order $480,000 of Bluezone products in the first contract year and $600,000 of Bluezone products in the second contract year. The distribution agreement is for an initial term through May 31, 2021 and is automatically renewed for successive one year periods unless earlier terminated. We exceeded the minimum purchase amount for the first year and purchased approximately $514,000 of the committed $660,000 second year purchases until December 31, 2020. Guichao Hua, a member of our board of directors, and Raymond Chang, our Chairman of the Board and Chief Executive Officer, each had ownership interests and were board members of Bluezone as of December 31, 2019. On July 10, 2020, Guichao Hua sold his interest in Bluezone and resigned as a member of Bluezone’s board.

Distribution Agreement with Enozo

On March 9, 2020, we entered into a distribution agreement with Enozo Technologies Inc. (“Enozo”), for an initial term of five years with auto renewal for successive one year periods unless earlier terminated. The agreement requires us to make the following minimum purchases to retain exclusive distributor status for one of the products: $375,000 for the period from the contract date until December 31, 2021; $750,000 for the year ended December 31, 2022; $1,125,000 for the year ended December 31, 2023, subject to increases by 3% for subsequent years. Guichao Hua, a member of our board of directors, and Raymond Chang, our Chairman of the Board and Chief Executive Officer, each have ownership interests and are board members of Enozo. We purchased $38,000 of one specific Enozo product and $85,000 of other Enozo products and services during the year ended December 31, 2020.

Consulting Agreement between TriGrow and Argand Group, LLC

On November 25, 2018, TriGrow entered into a consulting agreement with Argand Group, LLC (“Argand”) under which Argand provided services to TriGrow in connection with managing its business operations. Argand is an entity controlled by Matthew Liotta, a former employee and director of our company. Under this consulting agreement, Argand was paid a fixed fee of $13,333 per month. This consulting agreement was terminated in March 2019 and no fees remain outstanding to Argand.

Share Purchase Agreement with 4D NXT Capital, LLC

On June 4, 2019, we entered into an agreement with 4D NXT Capital, LLC (“NXT”) pursuant to which NXT purchased 1,289,667 shares of our common stock in exchange for $4,000,000. Guichao Hua, a member of our board of directors, and Raymond Chang, our Chairman of the Board and Chief Executive Officer, each have ownership interests and are managers of NXT. The shares purchased by NXT pursuant to this agreement have since been distributed from NXT to its members or related parties of its members and the shares owned by Messrs. Chang and Hua as set forth under “Security Ownership of Certain Beneficial Owners and Management” reflect the effect of such distribution.

Share Purchase Agreement with Argand Group, LLC, Dennis Liotta, and 4D NXT Capital, LLC

On May 15, 2020, we entered into a share purchase agreement pursuant to which NXT purchased 806,042 outstanding shares of our common stock from each of Argand Group, LLC and Dennis Liotta in exchange for $2,500,000. Matthew Liotta, a former employee and director of our company, is the manager of Argand Group, LLC. The shares purchased by NXT pursuant to this agreement have since been distributed from NXT to its members or related parties of its members and the shares owned by Messrs. Chang and Hua as set forth under “Security Ownership of Certain Beneficial Owners and Management” reflect the effect of such distribution.

Note and Warrant Purchase Agreement with NXT3J Capital, LLC

On August 19, 2020, as part of our 2020 convertible promissory note financing, we entered into a note and warrant purchase agreement with NXT3J Capital, LLC pursuant to which we issued and sold a convertible promissory note in the principal amount of $1,000,000 and a five year warrant to purchase 63,219 shares of our common stock at an exercise price of $0.02 per share (which warrant was subsequently transferred from NXT3J Capital, LLC to RTC3 2020 Irrevocable Family Trust). Upon the closing of our IPO on February 1, 2021, the convertible promissory note held by NXT3J Capital was converted into 129,548 shares of our common stock. The warrant has a term of five years. Raymond Chang, our Chairman of the Board and Chief Executive Officer, is the managing director of NXT3J Capital, LLC.

Note and Warrant Purchase Agreement with RTC3 2020 Irrevocable Family Trust

On September 18, 2020, as part of our 2020 convertible promissory note financing, we entered into a note and warrant purchase agreement with RTC3 2020 Irrevocable Family Trust pursuant to which we issued and sold a convertible promissory note in the principal amount of $1,000,000 and a five year warrant to purchase 63,219 shares of our common stock at an exercise price of $0.02 per share. Upon the closing of our IPO on February 1, 2021, the convertible promissory note held by RTC3 2020 Irrevocable Family Trust was converted into 129,548 shares of our common stock. The warrant has a term of five years. NXT3J Capital, LLC transferred its 63,219 warrants to RTC3 2020 Irrevocable Family Trust. On February 18, 2021, RTC3 2020 Irrevocable Family Trust exercised the warrant and was issued 63,219 shares of common stock. Raymond Chang, our Chairman of the Board and Chief Executive Officer, retains the authority to remove the independent trustee, although Mr. Chang does not have a pecuniary interest in our securities held by RTC3 2020 Irrevocable Family Trust.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements and our articles of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Nevada law.

Policies and Procedures for Transactions With Related Persons

In February 2021, we adopted a written policy that our executive officers, directors, beneficial owners of more than 5% of any class of our capital stock, and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related party transaction with us without the prior consent of our audit committee. Any request for us to enter into a transaction with an executive officer, director, beneficial owner of more than 5% of any class of our capital stock, or any member of the immediate family of any of the foregoing persons, in which such person would have a direct or indirect interest, must first be presented to our audit committee for review, consideration, and approval or ratification. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances of the transaction available to it, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unrelated third party or to employees under the same or similar circumstances, and the extent of the related person’s interest in the transaction. The written policy will require that, in determining whether to approve or reject a related person transaction, our audit committee must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our audit committee determines in good faith.

Item 14. Accountant Fees and Services.

Aggregate fees billed to us by Marcum LLP, the Company’s principal independent accountants, during the last two fiscal years were as follows:

Fees	2020	2019

Audit Fees	$227,270	$181,985
Audit-Related Fees	104,159	—
Tax Fees
All Other Fees
Total	$331,429	$181,985

Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of services by our independent auditors that, including accounting consultations on transaction related matters including work related to our S-1 fillings, are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.

Tax Fees consist of professional services rendered for tax compliance and preparation of our corporate tax returns and other tax advice.

During the years ended December 31, 2020 and 2019, Marcum LLP did not incur fees for any other professional services.

Pre-Approval of Services

In accordance with the SEC’s auditor independence rules, the audit committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to us by our independent auditor.

Prior to the engagement of the independent auditor for any fiscal year’s audit, management submits to the audit committee for approval lists of recurring audits, audit-related, tax and other services expected to be provided by the auditor during that fiscal year. The audit committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

The fees for any services listed in a pre-approval schedule are budgeted, and the audit committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. The audit committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the audit committee on a case-by-case basis. Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent auditors as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

The audit committee will not grant approval for:

●	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to us;

●	provision by the independent auditor to us of strategic consulting services of the type typically provided by management consulting firms; or

●	the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of our financial statements.

Tax services proposed to be provided by the auditor to any director, officer or employee of Agrify who is in an accounting role or financial reporting oversight role must be approved by the audit committee on a case-by-case basis where such services are to be paid for by us, and the audit committee will be informed of any services to be provided to such individuals that are not to be paid for by us.

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the audit committee will consider all relevant facts and circumstances, including the following four basic guidelines:

●	whether the service creates a mutual or conflicting interest between the auditor and us;

●	whether the service places the auditor in the position of auditing his or her own work;

●	whether the service results in the auditor acting as management or an employee of Agrify; and

●	whether the service places the auditor in a position of being an advocate for us.

PART IV

Item 15. Exhibits, Financial Statements and Schedules.

(a)	Financial Statements:

(1) The financial statements required to be included in this report appear after the signature page to this report as a separate section beginning on page F-1.

(2) All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3) The Exhibit Index of this report appears below.

(b)	Exhibits:

Exhibit No.	Description
1.1	Underwriting Agreement dated as of February 16, 2021 between the Registrant and Maxim Group, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2021)
1.2	Underwriting Agreement dated as of January 27, 2021 between the Registrant and Maxim Group, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2021)
2.1	Agreement and Plan of Merger dated January 22, 2020 between the Company and TriGrow Systems, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
3.2	Third Amended and Restated Certificate of Designations of the Series A Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)
4.2	Form of Representative’s Warrant dated February 19, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 2021)
4.3	Form of Representative’s Warrant dated January 27, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)
4.4	Form of Warrant issued to Noteholders (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
4.5*	Description of Registrant’s Securities
10.1	Operating Agreement of Agrify-Valiant, LLC dated December 8, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.2	Distribution Agreement dated June 7, 2019 between the Company and Bluezone Products, Inc.± (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.3	Distribution Agreement dated March 9, 2020 between the Company and Enozo Technologies Inc.± (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.4	Purchase Agreement dated as of July 10, 2020 between the Company and 4D Bios Inc.± (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)

10.5*	Employment Agreement of Raymond Chang †
10.6	Employment Agreement of Former Chief Technology Officer, Matthew Liotta † (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.7	Separation Agreement dated August 5, 2020 between the Company and Matthew Liotta † (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.8	Profits Interest Agreement dated January 21, 2020 between the Company and CCI Finance, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.9	Form of Registration Rights Agreement between the Company and the Series A Preferred stockholders (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.10	Form of Series A Subscription Agreement between the Company and the Series A Preferred stockholders (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
10.11	2020 Omnibus Equity Incentive Plan † (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.12	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.13	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.13 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
10.14	Intellectual Property Assignment and Transfer Agreement by and among the Company, Agrify Brands, LLC and The Holden Company effective as of January 1, 2020 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.15	Supply Agreement by and among the Company and Mack Molding Co. dated December 7, 2020 ± (incorporated by reference to Exhibit 10.15 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
10.16	Amended and Restated Operating Agreement of Agrify Brands, LLC effective as of August 12, 2020 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.17	Employment Agreement of Niv Krikov † (incorporated by reference to Exhibit 10.17 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)
10.18	Form of Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 2021)
14.1	Code of Ethics of Agrify Corporation Applicable To Directors, Officers And Employees (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
31.1*	Certification of CEO as required by Rule 13a-14(a)/15d-14, filed herewith.
31.2*	Certification of CFO as required by Rule 13a-14(a)/15d-14, filed herewith.
32.1**	Certification of CEO as required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
32.2**	Certification of CFO as required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

±	Certain information has been omitted from this exhibit in reliance upon Item 601(b)(10) of Regulation S-K.

†	Indicates a management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRIFY CORPORATION

Date: April 2, 2021	By:	/s/ Raymond Chang
By: Raymond Chang
Title: Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raymond Chang	Chief Executive Officer and Director	April 2, 2021
Raymond Chang	(principal executive officer)
/s/ Niv Krikov	Chief Financial Officer	April 2, 2021
Niv Krikov	(principal financial and accounting officer)
/s/ Thomas Massie	Director	April 2, 2021
Thomas Massie
/s/ Guichao Hua	Director	April 2, 2021
Guichao Hua
/s/ Krishnan Varier	Director	April 2, 2021
Krishnan Varier
/s/ Timothy Oakes	Director	April 2, 2021
Timothy Oakes
/s/ Timothy Mahoney	Director	April 2, 2021
Timothy Mahoney
/s/ Stuart Wilcox	Director	April 2, 2021
Stuart Wilcox

Agrify Corporation
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Agrify Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Agrify Corporation and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

Melville, NY

April 2, 2021

AGRIFY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of December 31,
	2020	2019
Assets:
Cash and cash equivalents	$8,111	$206
Accounts receivable, net of allowance for doubtful accounts of $54 and $0, as of December 31, 2020 and December 31, 2019, respectively.	4,014	—
Inventory	5,170	2,481
Deferred IPO costs	981	—
Prepaid expenses and other receivables	364	366
Total current assets	18,640	3,053

Property Plant and Equipment, net	873	38
Goodwill	632	—
Intangible assets acquired through business combination, net	1,603	—
Capitalized website costs, net	91	136
Total Assets	$21,839	$3,227

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$693	$870
Accrued expenses and other current liabilities	6,550	355
Notes payable, net of debt discount of $4,777 and $0 as of December 31, 2020 and December 31, 2019, respectively	12,493	—
Derivative liabilities	7,141	—
Deferred revenue	152	2,807
Total current liabilities	27,029	4,032

Other non-current liabilities	435	—
Long-term debt	829	—
Total Liabilities	$28,293	$4,032

Commitments and contingencies (Note 19)

Stockholders’ Equity (Deficit)
Common stock, 50,000,000 and 6,500,000 shares, $0.001 par value authorized as of December 31, 2020 and December 31, 2019, respectively; 4,211,677 and 3,616,125 shares issued at December 31, 2020 and 2019, respectively	4	4
Preferred stock 2,895,000 and 0 shares, $0.001 par value authorized as of December 31, 2020 and 2019, respectively; 0 shares issued as of December 31, 2020 and 2019	—	—
Preferred A stock 105,000 and 0 shares, $0.001 par value authorized as of December 31, 2020 and 2019, respectively; 100,000 and 0 shares issued at December 31, 2020 and 2019, respectively	—	—
Additional paid in capital	19,827	4,124
Subscription receivable	—	(40)
Accumulated deficit	(26,510)	(4,893)
Total Stockholders’ Equity (Deficit)	(6,679)	(805)
Non-controlling Interests	225	—
Total Liabilities and Stockholders’ Equity	$21,839	$3,227

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for number of shares and per share amounts)

	Year ended December 31,
	2020	2019
Revenue, net	$12,087	$4,088
Cost of goods sold	11,517	4,333
Gross profit (loss)	570	(245)

OPERATING EXPENSES
Research and development	3,354	109
Selling, general and administrative expenses	9,832	2,737
Total operating expenses	13,186	2,846
Loss from operations	(12,616)	(3,091)
OTHER (EXPENSE) INCOME, NET
Interest (expense) income, net	(481)	49
Loss on extinguishment of notes payable	(5,618)	—
Change in fair value of derivative liabilities	(2,924)	—
Other (expense) income, net	(9,023)	49
Net loss before non-controlling interest	(21,639)	(3,042)
Loss attributable to non-controlling interest	22	—
Net loss attributable to Agrify Corporation	$(21,617)	$(3,042)
Net loss per share attributable to common stockholders – basic and diluted	$(5.32)	$(0.99)
Weighted average common shares outstanding – basic and diluted	4,175,867	3,068,458

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY DEFICIT
(In thousands, except share amounts)

	Common Stock		Preferred A Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’ Equity attributable	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	to Agrify	Interests	Equity
Balance, January 1, 2019	2,326,458	$2	—	$—	$91	$—	$(1,851)	$(1,758)	$—	$(1,758)
Issuance of common stock	1,289,667	2	—	—	3,924	—	—	3,926	—	3,926
Issuance of common stock	—	—	—	—	—	(40)	—	(40)	—	(40)
Stock based compensation					109			109		109
Net loss	—	—	—	—	—	—	(3,042)	(3,042)	—	(3,042)
Balance, January 1, 2020	3,616,125	4	—	—	4,124	(40)	(4,893)	(805)	—	(805)
Stock based compensation	—	—	—	—	1,921	—	—	1,921	—	1,921
Stock subscription	—	—	—	—	—	40	—	40	—	40
Issuance of Preferred A Stock	—	—	100,000	—	10,000	—	—	10,000	—	10,000
Investment in Agrify Valiant	—	—	—	—	—	—	—		40	40
Acquisition of TriGrow Systems	595,552	—	—	—	1,356	—	—	1,356	207	1,563
Warrants issued and recorded as debt discount in connection with notes payable issuances	—	—	—	—	2,426	—	—	2,426	—	2,426
Net loss	—	—	—	—	—	—	(21,617)	(21,617)	(22)	(21,639)
Balance December 31, 2020	4,211,677	$4	100,000	$—	$19,827	$—	$(26,510)	$(6,679)	$225	$(6,454)

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the year ended December 31,
(In thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Agrify Corporation	$(21,617)	$(3,042)
Adjustments to reconcile net loss attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	407	10
Provision for doubtful accounts	54	—
Compensation in connection with the issuance of stock options	1,921	109
Non-cash interest expense	447	—
Loss on extinguishment of notes payable, net	5,618	—
Change in fair value of derivative liabilities	2,924	—
Loss from disposal of fixed assets	120	—
Loss attributable to non- controlling interests	(22)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,709)	—
Inventory	(2,941)	(369)
Prepaid expenses and other receivables	12	(366)
Accounts payable	(527)	(833)
Accrued expenses	4,780	355
Deferred revenue	(2,249)	695
Net cash used in operating activities	(14,782)	(3,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(136)	(41)
Purchases of capitalized website costs	—	(143)
Cash paid for business combination, net of cash acquired	(1,092)	—
Net cash used in investing activities	(1,228)	(184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Preferred A Stock	10,000	—
Minority interest in Valiant	40	—
Proceeds from PPP Loans	823	—
Payments of financing leases	(88)	—
Proceeds from notes payable	13,100	—
Repayment of loan with a related party	—	(133)
Proceeds from issuance of common stock	40	3,879
Net cash provided by financing activities	23,915	3,746
Net increase in cash	7,905	121
Cash – Beginning of the period	206	85
Cash – End of the period	$8,111	$206
Supplemental disclosure of non-cash investing and financing activities:
Warrants issued and recorded as debt discount in connection with notes payable issuances	$2,426	$—
Bifurcated embedded conversion options recorded as derivative liabilities and debt discount	$2,769	$—

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share amounts)

Note 1 — Nature of Business and Basis of Presentation

Description of Business

Agrify Corporation (“Agrify” or the “Company”) is a developer of highly advanced and proprietary precision hardware and software grow solutions for the indoor agriculture marketplace. The Company was formed in the State of Nevada on June 6, 2016 as Agrinamics, Inc., and subsequently changed its name to Agrify Corporation. The Company is sometimes referred to herein by the words “we,” “us,” “our” and similar terminology.

The Company has three wholly owned subsidiaries, AGM Service Corp LLC Ariafy Finance LLC and Agxiom, LLC; it holds 50% of Teejan Podponics International LLC (“TPI”) since December 2018 and it holds 60% of Agrify-Valiant, LLC, formed in December 2019.

On January 22, 2020, the Company acquired TriGrow Systems, Inc. (“TriGrow”), which became a wholly-owned subsidiary of the Company. TriGrow was the sole distributor of the Company’s automated, micro-climate, precision controlled vertical farming units solution for indoor grow. As part of the acquisition of TriGrow, the Company received TriGrow’s 75% interest in Agrify Brands, LLC (formerly TriGrow Brands, LLC), an owner of a portfolio of cannabis consumer brands.

On July 21, 2020, the Company acquired all of the outstanding equity interests of Harbor Mountain Holdings, LLC (“HMH”), located in the Atlanta, GA area, that has been producing and assembling many of the Company’s products.

Reverse Stock Split

On January 12, 2021, the Company effected a 1-for-1.581804 reverse stock split. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless otherwise indicated.

Coronavirus pandemic (“COVID-19”)

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus continues to spread. A number of countries as well as certain states and cities within the United States have enacted temporary closures of businesses, issued quarantine or shelter-in-place orders and taken other restrictive measures in response to COVID-19.

To date, although all of the Company’s operations are operating, COVID-19 has caused some disruptions to the Company’s business. However, the extent to which COVID-19 and the related global economic crisis, affect the Company’s business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on our produce, clients, vendors and employees. The Company continues to service its customers amid uncertainty and disruption linked to COVID-19 and is actively managing its business to respond to the impact.

Note 2 — Summary of Significant Accounting Policies

Accounting for wholly-owned subsidiaries

The accompanying consolidated financial statements include the accounts of Agrify Corporation and its wholly owned subsidiaries, AGM Service Corp LLC (formerly AGM Service Corp Inc.), HMH, TriGrow Systems, Inc., Ariafy Finance LLC, and Agxiom LLC, in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). We include the results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances are eliminated.

Accounting for joint-venture subsidiary

For the Company’s less than wholly owned subsidiaries, Agrify Valiant LLC, Agrify Brands, LLC and TPI, the Company first analyzes whether these entities are a variable interest entity (a “VIE”) in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses (i) whether the joint venture is a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it is determined that the joint venture qualifies as a VIE and the Company is the primary beneficiary, it is consolidated.

Based on the Company’s analysis for these entities, the Company has determined that Agrify Valiant LLC and Agrify Brands, LLC are each a VIE and that the Company is the primary beneficiary. While the Company owns 60% of Agrify Valiant LLC’s equity interests and 75% of Agrify Brands, LLC’s equity interests, the remaining equity interests in Agrify Valiant LLC and Agrify Brands, LLC are owned by unrelated third parties, and the agreement with these third parties provides the Company with greater voting rights. Accordingly, the Company consolidates the financial statements of Agrify Valiant LLC and Agrify Brands, LLC under the VIE rules and reflects the third parties’ interests in the consolidated financial statements as a non-controlling interest. The Company records this non-controlling interest at its initial fair value, adjusting the basis prospectively for the third parties’ share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holders based on its economic ownership percentage. The investment in 50% of the shares of TPI is treated as an equity investment as the Company cannot exercise significant influence.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of expenses. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Fiscal Year

The Company, and its Subsidiaries, fiscal year ends on December 31st of each year.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash and deposits with maturities of three months or less as of December 31, 2020 and December 31, 2019.

Concentration of Credit Risk and Significant Customer

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of cash and accounts receivable. The Company places its cash with financial institutions in the United States. The cash balances are insured by the FDIC up to $250 per depositor with unlimited insurance for funds in noninterest-bearing transaction accounts through December 31, 2020. At times, the amounts in these accounts may exceed the federally insured limits.

The Company has certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represent 10% or more of the Company’s total accounts receivable.

For the years ended December 31, 2020 and 2019, three customers accounted for 79.2% and two customers accounted for 99% (84.7% was TriGrow — then the sole distributor of Agrify) of revenue, respectively. At December 31, 2020, three customers accounted for 88.8% of accounts receivable (approximately 46% of that balance was paid subsequent to December 31, 2020). Accounts receivable balance at December 31, 2019 was $0.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are recognized using the straight-line method over the estimated useful life of each asset, as follows:

Estimated Useful Life (Years)
Computer equipment and software	2
Furniture and fixture	5
Vehicles and machinery	5
Leasehold improvements	Lower of estimated useful life or remaining lease term

Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the consolidated balance sheet and any resulting gains or losses are included in the consolidated statement of operations in the period of disposal. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.

Goodwill and Other Acquired Intangible Assets

The Company initially records goodwill and other intangible assets at their estimated fair values and reviews these assets periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment, historically during our fourth quarter.

Identifiable intangible assets, which consist principally of customer related assets and brand names, are reported net of accumulated amortization and are being amortized over their estimated useful lives at amortization rates that are proportional to each asset’s estimated economic benefit. The Company reviews the carrying value of these intangible assets annually, or more frequently if indicators of impairment are present.

In performing the review of the recoverability of goodwill and other intangible assets the Company considers several factors, including whether there have been significant changes in legal factors or the overall business climate that could affect the underlying value of an asset. The Company also considers whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life. In the case of goodwill, the Company needs to estimate the fair value of the reporting unit to which the goodwill is assigned. If as a result of examining any of these factors the Company concludes that the carrying value of goodwill or any other intangible asset exceeds its estimated fair value, an impairment charge will be recognized and reduce the carrying value of the asset to its estimated fair value.

Leases

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”) effective January 1, 2019. Prior to the acquisition of HMH in July 2019, the Company had leases that were classified as short term leases per the standard. The acquisition of HMH in July 2020, included several financing leases and short term leases. The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and noncurrent operating lease liabilities on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, accrued expenses and other liabilities, and other noncurrent liabilities on the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease ROU asset is reduced for tenant incentives.

Lease expenses for minimum lease payments for operating leases are recognized on a straight-line basis over the lease term. Amortization expense of the ROU asset for finance leases is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized based on the incremental borrowing rate.

The Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less for any asset classes (short term leases).

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The estimated fair value of the accounts receivable and accounts payable approximates their carrying value due to the short-term nature of these instruments.

Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Net loss available to common stockholders represents net loss attributable to common stockholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities as the holders of the participating securities do not have a contractual obligation to share in any losses. Diluted loss per share adjusts basic loss per share for the potentially dilutive impact of stock options and warrants. As the Company has reported losses for all periods presented, all potentially dilutive securities including stock options and warrants, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

Net loss per share calculations for all periods have been adjusted to reflect the reverse stock split effected on January 12, 2021. Net loss per share was calculated based on the weighted average number of common stock then outstanding.

Convertible Notes

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Accounting Standards Codification Topic 815 of the FASB. The accounting treatment of derivative financial instruments requires that the Company record certain embedded conversion options (“ECOs”), certain variable-share settlement features and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Bifurcated embedded conversion options, variable-share settlement features and any related freestanding instruments are recorded as a discount to the host instrument which is amortized to interest expense over the life of the respective note using the effective interest method.

If the instrument is determined to not be a derivative liability, the Company then evaluates for the existence of a beneficial conversion feature (“BCF”) by comparing the commitment date fair value to the effective conversion price of the instrument. The Company records a BCF as debt discount which is amortized to interest expense over the life of the respective note using the effective interest method. BCFs that are contingent upon the occurrence of a future event are recognized when the contingency is resolved.

Revenue Recognition

In accordance with Topic 606, we account for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration to which we are entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

We generate revenue from the following sources: (1) equipment sales, (2) services sales and (3) construction contracts.

We sell our offerings to customers under a combination of a contract and purchase order.

Equipment revenue includes sales from proprietary products designed and engineered by the Company such as vertical farming units, integrated grow racks, and LED grow lights, and non-proprietary products designed, engineered, and manufactured by third parties such as air cleaning systems and pesticide-free surface protection. For proprietary products, the transaction price is generally in the form of a fixed fee at contract inception and variable consideration in the form of royalties based on contractual percentage of the net selling price of any proprietary product sold by our customers. For non-proprietary products, the transaction price is generally in the form of a fixed fee at contract inception and variable consideration in the form of revenue share based on a contractual percentage of gross margin of any non-proprietary product sold by our customers. We do not offer a right of return for sales of equipment.

Service revenue includes sales from cloud-based solutions that allow customers to use hosted software over the contract period without taking possession of the software and are provided on a subscription basis with technical support. The transaction price is variable consideration in the form of a monthly fee determined at contract inception based on the total number of active software users. We offer service credits in those instances where software uptime does not meet predetermined performance thresholds.

Construction contracts normally provide for payment upon completion of specified work or units of work as identified in the contract. Although there is considerable variation in the terms of these contracts, they are primarily structured as fixed-price contracts, under which the Company agrees to do the entire project for a fixed amount. The Company also enters time-and-materials contracts under which the Company is paid for labor and equipment at negotiated hourly billing rates and for other expenses, including materials, as incurred at rates agreed to in the contract. The Company uses one main sub-contractor to execute the construction contracts.

Variable consideration in the form of royalties, revenue share, monthly fees, and service credits are estimated at contract inception and updated at the end of each reporting period if additional information becomes available. Variable consideration is typically not subject to constraint. Changes to variable consideration were not material for the periods presented.

The Company typically satisfies its performance obligations for equipment sales when equipment is made available for shipment to the customer; for services sales as services are rendered to the customer and for construction contracts both as services are rendered and when contract is completed.

We enter contracts that can include various combinations of equipment, services and construction, which are generally capable of being distinct and accounted for as separate performance obligations.

We allocate total contract consideration to each distinct performance obligation in an arrangement on a relative standalone selling price basis. The standalone selling price reflects the price we would charge for a specific piece of equipment or service if it was sold separately in similar circumstances and to similar customers.

In certain cases, the Company offers its customers extended payment terms for more than 12 months. The Company will consider contracts with such extended payment terms as contracts with a financing component, whether explicit or implicit. Accordingly, the Company imputes interest on such contracts at an agreed upon interest rate and will present the financing components separately as financial income. For the years ended December 31, 2020 and 2019, the Company did not have any such financial income.

Other Policies and Judgments — The Company has elected to treat shipping and handling activities after the customer obtains control of the goods as a fulfillment cost and not as a promised good or service. Accordingly, the Company will accrue all fulfillment costs related to the shipping and handling of consumer goods at the time of shipment. The Company has payment terms with its customers of one year or less and has elected the practical expedient applicable to such contracts not to consider the time value of money. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

Disaggregation of Revenue — The following table provides revenue disaggregated by timing of revenue recognition:

	Year ended December 31,
	2020	2019
Transferred at a point in time	$4,907	$4,066
Transferred over time	7,180	22
	$12,087	$4,088

Contract Balances — The Company receives payment from customers based on specified terms that are generally less than 30 days from the satisfaction of performance obligations. There are no contract assets related to performance under the contract. The difference in the opening and closing balances of our deferred revenue primarily results from the timing difference between our performance and the customer’s payment. We fulfil our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer certain proprietary products.

In accordance with ASC 606-10-50-13, the Company is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. Due to the nature of the Company’s contracts, these reporting requirements are not applicable. The majority of the Company’s remaining contracts meet certain exemptions as defined in ASC 606-10-50-14 through 606-10-50-14A, including (i) performance obligation is part of a contract that has an original expected duration of one year or less and (ii) the right to invoice practical expedient.

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. At December 31, 2020, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC Topic 740, “Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2020, tax years 2017 through 2020 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

The Company recognizes the benefit of a tax position when it is effectively settled. ASC 740-10-25-10, “Basic Recognition Threshold” provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. ASC 740-10-25-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority. For tax positions considered effectively settled, the Company recognizes the full amount of the tax benefit.

As of January 1, 2018, the Company had not generated any net operating loss (NOL) carryforwards. There was no federal income tax expense for the years ended December 31, 2020 and 2019 due to the Company’s net losses. The Company has not yet filed its 2018, 2019 and 2020 federal and state tax returns.

Research and Development Costs

The Company expenses research and development costs as incurred. During the year ended December 31, 2020, the Company expensed $824 related to development of hardware solution for deployment of rapid grow solution and additional costs of $107 related to research and development facility, there were no such costs in the year ended December 31, 2019.

Shipping and Handling Charges

The Company incurs costs related to shipping and handling of its manufactured products. These costs are expensed as incurred as a component of cost of sales. Shipping and handling charges related to the receipt of raw materials are also incurred, which are recorded as a cost of the related inventory.

Note 3 — Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments. This new standard requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company’s financial instruments within the scope of this guidance primarily includes accounts receivable. The adoption of ASU 2016-13 had no impact on the Company’s consolidated financial position.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. The Company adopted this standard effective January 1, 2020, using a prospective approach. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements. Subsequent impact will depend on the magnitude of implementation costs to be incurred. Implementation costs capitalized subsequent to adoption will be recognized in operating expenses in the statements of operations over the noncancelable period of the hosting arrangement plus any renewal periods reasonably certain to be taken.

Note 4 — Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. The Company evaluates its accounts receivable on a continuous basis, and if necessary, establishes an allowance for doubtful accounts based on a number of factors, including current credit conditions and customer payment history. The Company does not require collateral or accrue interest on accounts receivable. Accounts receivable at December 31, 2020 and December 31, 2019 are $4,014 and $0, respectively. Allowance for doubtful accounts was $54 and $0 as of December 31, 2020 and December 31, 2019. Bad debt expense was $54 and $0, for the years ended December 31, 2020 and 2019, respectively.

Note 5 — Prepaid Expenses and Other Receivables

Prepaid Expenses and Other Receivables consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Other Receivables	$168	$176
Prepaid software	48	55
Prepaid professional fees	-	100
Prepaid expenses	148	35
	$364	$366

Note 6 — Inventory

As of December 31, 2020 and 2019, inventory is $5,170 and $2,481, respectively. The Company’s standard payment terms with suppliers may require making payments in advance of delivery of the Company’s products. The prepaid inventory is short-term, non-bearing interest that is applied to the purchase of products once it is delivered. Prepaid inventory amounted to $833 and $1,585 as of December 31, 2020 and 2019, respectively.

Note 7 — Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Computer equipment	$128	$29
Furniture and fixture	16	2
Leasehold Improvements	10	—
Machinery	868	10
Vehicle	62	—
Total property and equipment	1,084	41
Less accumulated depreciation	(211)	(3)
Property and Equipment, Net	$873	$38

Depreciation expense for the years ended December 31, 2020 and 2019 was $188 and $3, respectively.

Note 8 — Capitalized website costs, net

Investments in the Company’s website are amortized over their estimated useful lives of 3 years. As of December 31, 2020, and December 31, 2019, amortizable website costs were $139 and $143, and accumulated amortization was $48 and $7, respectively. Amortization expense was $41 and $7 for the years ended December 31, 2020 and 2019, respectively.

Note 9 — Intangible Assets and Goodwill

The breakdown of acquisition-related intangible assets as of December 31, 2020 was as follows:

	Brand Rights	Customer Relationships	Total
December 31, 2020
Cost	$930	$850	$1,780
Accumulated amortization	(88)	(89)	(177)
Net	$842	$761	$1,603

There were $0 acquisition related intangibles as of December 31, 2019. Amortization expenses amounted to $177 and $0 for the years ended December 31, 2020 and 2019, respectively.

Note 9 — Intangible Assets and Goodwill (cont.)

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands) Years Ending December 31,	Amount
2021	$187
2022	187
2023	187
2024	187
2025	187
2026 and thereafter	668
Total	$1,603

Goodwill balance as of December 31, 2020 and 2019 was $632 and $0, respectively (see note 11). There was no goodwill impairment identified for the year ended December 31, 2020.

Note 10 — Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Accrued professional fees	$1,135	$91
Accrued consulting fees	97	140
Compensation related fees	225	22
Accrued construction costs	4,468	—
Financing lease liabilities	148	—
Other accrued expenses	477	102
Total accrued expenses	$6,550	$355

Note 11 — Business Combination

Acquisition of TriGrow

On January 22, 2020, the Company completed the acquisition of all outstanding shares of TriGrow. TriGrow is an integrator and distributor of the Company’s premium indoor grow solutions for the indoor controlled agriculture marketplace. As part of the acquisition, the Company received TriGrow’s 75% interest in Agrify Brands, LLC (formerly TriGrow Brands, LLC), a licensor and marketing supporter of established portfolio of consumer brands that utilize the Company’s growing technology. In consideration of TriGrow’s shares, the Company issued to TriGrow’s shareholders 595,552 shares of Agrify common stock. In addition, the closing conditions included the assumption of TriGrow’s outstanding obligation to invest $1,140 (the “Funding Amount”) in a form of a so called “profit interest” investment in CCI Finance, LLC (“CCI”). The Company satisfied this obligation and made payment of the Funding Amount on January 24, 2020 pursuant to a Profits Interest Agreement with CCI. Under the Profits Interest Agreement, in return for the Company’s investment of the Funding Amount, CCI is obligated to share with the Company 28.5% of the net revenue generated from its equipment lease agreement with its customer, payable at least annually by CCI to the Company. The revenue sharing percentage is reduced from 28.5% to 20% once the Company has received payments equalling an 18% Internal Rate of Return on the Funding Amount (the “Preferred Return”) prior to the fifth anniversary of the agreement. The revenue sharing terminates upon the later of five years, or the Company’s attainment of the Preferred Return. To date, no revenue has been generated and shared with the Company under this agreement.

As part of the acquisition of TriGrow, the Company made available 121,539 shares of its common stock for issuance to certain executives of TriGrow upon TriGrow’s and/or the Company’s receipt of $10 million of accumulative purchase orders for TriGrow and/or the Company’s equipment, products, and services, for the period from November 21, 2019 through June 30, 2020 as a result of the efforts of the TriGrow executives. Such common stock of the Company is to be distributed by the Company to certain executives of the surviving corporation responsible for achievement of such milestone, in the Company’s sole discretion. The Company concluded the earn-out, if materialized, will be considered as post combination services. Additionally, the Company concluded that the value associated with the earn-out to be de minimis. No earn-out was earned through June 30, 2020.

The purchase price for this business combination was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by the Company.

Transaction and related costs, consisting primarily of professional fees, directly related to the acquisition, totaled $45 for the year ended December 31, 2020. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocation for the business combination has been prepared on a preliminary basis and changes to the allocation may occur as additional information becomes available during the respective measurement period (up to one year from the acquisition date). Fair value still under review include values assigned to identifiable intangible assets and goodwill.

The following table sets forth the components and the allocation of the purchase price for the business combination:

Components of Purchase Price:
Obligation to invest cash in profit interest	$1,140
Capital stock consideration	1,356
Noncontrolling Interest	207
Total purchase price	$2,703

Allocation of Purchase Price:
Net tangible assets, including cash acquired of $44	$543

Identifiable intangible assets:
Brand rights	930
Customer relationships	850
Total identifiable intangible assets	1,780
Goodwill	380
Total purchase price allocation	$2,703

Brand rights and Customer relationships were assigned estimated useful lives of ten years and nine years, respectively, the weighted average of which is approximately 9.5 years.

The amount of revenue of TriGrow included in the Company’s consolidated statement of operations from the acquisition date of January 22, 2020 to December 31, 2020 was $4,000.

Acquisition of Harbor Mountain Holdings, LLC

In July 2020, the Company acquired all the outstanding equity interests of Harbor Mountain Holdings, LLC (“HMH”), located in the Atlanta, GA area, that has been producing and assembling many of the Company’s products. As part of the acquisition, the Company waived net receivable owed amounting to $214 and assumed lease liabilities for existing equipment and premises. As part of the acquisition of HMH, the Company may issue Agrify stock options or shares of common stock (at the Company’s discretion), at a value of up to $100 to an executive of HMH upon achievement of certain milestones from the acquisition date through March 31, 2021, as a result of the efforts of the HMH executive. The Company concluded the earn-out, if materialized, will be considered as post combination services. Additionally, the Company concluded that the value associated with the earn-out to be de minimis. No earn-out was earned through December 31, 2020.

The purchase price for this business combination was allocated by management to the tangible and intangible assets acquired and liabilities assumed based on their book value which estimated their fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

Transaction and related costs, consisting primarily of professional fees, directly related to the acquisition, totaled $35 for the year ended December 31, 2020. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The following table sets forth the components and the allocation of the purchase price for the business combination:

Components of Purchase Price:
Waiver of net receivable owed to Agrify	$214
Total purchase price	$214

Allocation of Purchase Price:
Net tangible assets (liabilities):
Cash	$4
Property and Equipment	817
Accounts payable	(187)
Accrued expenses	(23)
Financing lease liabilities	(649)
Net tangible liabilities	(38)
Goodwill	252
Total purchase price allocation	$214

The amount of revenue of HMH included in the Company’s consolidated statement of operations from the acquisition date of July 22, 2020 to December 31, 2020 was $0.

The following pro forma financial information summarizes the combined results of operations for the Company, TriGrow and HMH, as though the acquisition of TriGrow and HMH occurred on January 1, 2019.

Note 11 — Business Combination (cont.)

The unaudited pro forma financial information is as follows:

	Year ended December 31,
(In thousands)	2020	2019
Revenue, net	$12,121	$3,664
Net loss before non-controlling interest	$22,743	$9,907
Loss attributable to non-controlling interest	65	106
Net loss	$22,678	$9,801

The pro forma financial information for all periods presented above has been calculated after adjusting the results of TriGrow and HMH to reflect the business combination accounting effects resulting from these acquisitions, including acquisition costs and the amortization expense from acquired intangible assets as though the acquisition occurred on January 1, 2019. The historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination.

The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2019.

Equity Method Investments

An assessment of whether or not the Company (as a holder of 50% of TPI) has the power to direct activities that most significantly impact TPI’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of December 31, 2020 and December 31, 2019, and will be performed as of each subsequent reporting date. After each of these assessments, we concluded that the activities that most significantly impact TPI’s economic performance are the growth, marketing, sale, and distribution of products using Podponics’ technology and IP, each of which are directed by TPI. Based on the outcome of these assessments, we concluded that our investment in TPI should be accounted for under the equity method.

The carrying value of the Company’s investment in TPI was $0 as of December 31, 2020 and December 31, 2019. The Company did not recognize revenue from TPI for the years ended December 31, 2020 and 2019.

Note 12 — Debt

Paycheck Protection Program Loans under the Coronavirus Aid, Relief, and Economic Security Act

On May 7, 2020, the Company entered into a Loan Agreement and Promissory Note (collectively the “PPP Loan”) with Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company received total proceeds of $779 from the unsecured PPP Loan. The PPP Loan is scheduled to mature on May 7, 2022 and has an interest rate of 1.00% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The PPP Loan may be prepaid by the Company at any time prior to its maturity with no prepayment penalties.

The PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by the Company for certain eligible expenses, including payroll costs, rent payments on certain leases and certain qualified utility payments, provided that, among other things, at least 60% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain level. In accordance with the requirements of the CARES Act and the PPP, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs. There can be no assurance that the Company will be granted forgiveness of the PPP Loan in whole or in part. Assuming the principal amount is not forgiven, final payment due on May 7, 2022 for all principal and accrued interest.

On July 27, 2020, Agrify Brands, LLC received a PPP Loan from Bank of America for total proceeds of $44. The PPP Loan is scheduled to mature on July 27, 2025, has an interest rate of 1.00% per annum and is subject to the terms and conditions mentioned above.

Note 13 — Convertible Promissory Notes

On dates between August 2020 and November 2020, the Company’s Board of Directors approved the issuance of (i) convertible promissory note (the “Notes”) in the aggregate amount of $13,500 with an initial maturity date of one year following issuance (which may be extended by the Company in its sole discretion for an additional one year, referred herein as the “Maturity Date Extension”), convertible at the option of the Company or the holder of the Notes upon an IPO or public listing into shares of the Company’s common stock, and (ii) warrants (the “Warrants”) to purchase a number of shares of common stock equal to 10% of the principal amount of Notes purchased by the Purchasers at an exercise price per share equal $0.01 (and Warrants to purchase an additional number of shares of common stock equal to 10% of the principal amount of Notes purchased by the Purchasers at an exercise price per share equal to $0.01 in the event the maturity date of the Notes is extended by the Company).

Solely in the event the Company determines to effectuate the Maturity Date Extension, the outstanding principal balance of the Notes shall bear interest, in arrears accruing as of the issuance date of this Note, at a rate per annum equal to eight percent (8%). Interest shall be computed on the basis of a 360-day year of twelve (12) 30-day months and shall be payable on the Maturity Date, as extended.

Immediately prior to the consummation of a public transaction, in which the Borrower is becoming a reporting issuer in the United States (the “Public Transaction”), the outstanding principal amount of the Notes together with all accrued and unpaid interest hereunder shall convert, at the option of the Company or the holder of the Notes, into a number of fully paid and non-assessable shares of common stock equal to the quotient of (i) the outstanding principal amount of the Notes together with all accrued and unpaid interest hereunder shall convert, at the option of the Company or the holder of the Notes, into a number of fully paid and non-assessable shares of common stock equal to the quotient of (i) the outstanding principal amount of the Notes together with all accrued and unpaid interest hereunder immediately prior to such Public Transaction divided by (ii) the Conversion Price. The “Conversion Price” shall mean a price equal to the quotient of (i) the lesser of (x) $70 million and (y) 70% of the price per share issued in such Public Transaction multiplied by the total number of total outstanding shares of common stock immediately prior to the consummation of the Public Transaction on a fully diluted as-converted basis, divided by (ii) the number of total outstanding shares of common stock immediately prior to the consummation of the Public Transaction on a fully diluted as-converted basis; provided, however, in the event the closing of the Public Transaction does not occur by December 31, 2020, the Conversion Price shall be adjusted to equal the product of (a) the Conversion Price then in effect immediately prior to such adjustment and (b) 85%. In the event of a conversion upon Public Transaction, all shares of common stock issuable upon conversion of the Notes (at an assumed conversion price per share of $7.43, subject to adjustment pursuant to the terms of the Notes), all outstanding shares of Series A convertible preferred stock of the Company (at an assumed conversion price per share of $7.43, subject to adjustment pursuant to the terms of Series A convertible preferred stock), and the exercise and/or conversion of any other outstanding convertible securities and options shall be deemed to be outstanding (see additional information in Note 19).

As of December 31, 2020, a total of $13,100 of Notes and Warrants to purchase 828,173 shares of common stock were subscribed. Through December 31, 2020, the aggregate relative fair value of the Warrants of $2,426 was recorded as debt discount at issuance and is being amortized over the term of the respective Notes.

During the year ended December 31, 2020, the Company determined that the Notes contained variable-share settlement features that represented derivative liabilities and contingent BCFs. The aggregate issuance date fair value of the variable-share settlement features was $2,769, which was recorded at issuance as a debt discount and is being amortized over the terms of the respective Notes. See Note 14 — Derivative Liabilities for additional details. During the year ended December 31, 2020, the contingently adjustable non-bifurcated, beneficial conversion features associated with the Notes were not resolved. Upon resolving such contingency, the Company will estimate the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the adjusted conversion price embedded in the convertible note.

On November 30, 2020, the Company modified the conversion terms of the then outstanding notes which resulted in a change in fair value of the new conversion features as compared to the conversion features immediately prior to the modification that exceeded 10% of the carrying amount of the debt, and as a result, the note modifications were accounted for as extinguishments. Accordingly, the Company recognized an aggregate loss on extinguishment of $5,618 for the difference between the net carrying amount of the extinguished debt of $10,038 (inclusive of $11,800 of principal, $4,170 of debt discount and $2,408 of derivative liabilities) and the reacquisition price of the debt in the same aggregate principal amount of $11,800, plus the fair value of the new notes’ conversion features of an aggregate of $3,856.

As of December 31, 2020, the Notes provided for the following conversion feature: immediately prior to the consummation of a public transaction, in which the Borrower is becoming a reporting issuer in the United States (the “Public Transaction”), the outstanding principal amount of the Notes together with all accrued and unpaid interest hereunder shall convert, at the option of the Company or the holder of the Notes, into a number of fully paid and non-assessable shares of common stock equal to the quotient of (i) the outstanding principal amount of the Notes together with all accrued and unpaid interest hereunder shall convert, at the option of the Company or the holder of the Notes, into a number of fully paid and non-assessable shares of common stock equal to the quotient of (i) the outstanding principal amount of the Notes together with all accrued and unpaid interest hereunder immediately prior to such Public Transaction divided by (ii) the Conversion Price. The “Conversion Price” shall mean a price equal to the quotient of (i) the lesser of (x) $70 million and (y) 70% of the price per share issued in such Public Transaction multiplied by the total number of total outstanding shares of common stock immediately prior to the consummation of the Public Transaction on a fully diluted as-converted basis, divided by (ii) the number of total outstanding shares of common stock immediately prior to the consummation of the Public Transaction on a fully diluted as-converted basis; provided, however, in the event the closing of the Public Transaction does not occur by December 31, 2020 and the Company’s revenue for the year ended December 31, 2020 did not exceed $45,000, the Conversion Price shall be adjusted to equal the product of (a) the Conversion Price then in effect immediately prior to such adjustment and (b) 85%.

All of the outstanding Notes converted into an aggregate of 1,697,075 shares of common stock on February 1, 2021, the closing date of the Company’s IPO.

Note 14 — Derivative Liabilities

During the year ended December 31, 2020, the Company recorded Level 3 derivative liabilities that were measured at fair value at issuance in the aggregate amount of $2,769 related to the variable-share settlement features of certain convertible notes payable. During the year ended December 31, 2020, the Company modified the conversion terms of certain notes which resulted in the recognition of an additional $1,448 of Level 3 derivative liabilities, with a corresponding debit to loss on extinguishment. See Note 13 — Convertible Promissory Notes for additional details.

On December 31, 2020, the Company recomputed the fair value of the variable-share settlement features recorded as derivative liabilities to be $7,141. The Company recorded a loss of $2,924 on the change in fair value of these derivative liabilities during the year ended December 31, 2020. The variable-share settlement features were valued using a combination of a discounted cash flow and a Black-Scholes valuation technique. At issuance, the significant unobservable inputs used in the discounted cash flow were a discount rate of approximately 20% and a probability of a Public Transaction occurring of 56%. The Black-Scholes assumptions were as follows:

Risk-free interest rate	0.09% – 0.16%
Expected term (years)	0.75 – 1.75
Expected volatility	40%
Expected dividend	0.00%

As of December 31, 2020, the significant unobservable inputs used in the discounted cash flow were a discount rate of approximately 20% and a probability of a Public Transaction occurring of 90%. The Black-Scholes assumptions were as follows:

Risk-free interest rate	0.09% – 0.16%
Expected term (years)	0.66 – 1.75
Expected volatility	40%
Expected dividend	0.00%

Note 15 — Capital Structure

On January 9, 2020, the Company increased its authorized number of shares to 53,000,000, consisting of: 50,000,000 shares of common stock, par value $0.001 per share, and 3,000,000 shares of preferred stock, par value $0.001 per share. At that time, it also designated 100,000 shares of the 3,000,000 authorized shares of preferred stock, par value $0.001 per share, as Series A Convertible Preferred Stock (“Series A”).

During the first quarter of 2020, the Company issued an aggregate of 60,000 shares of Series A for an aggregate purchase price of $6,000. Contemporaneously with the issuance of Series A, the Company and each respective investor entered into a Registration Rights Agreement and Subscription Agreement whereby the Company has agreed to use its commercially reasonably efforts as soon as reasonably practical to register such shares of common stock issuable upon conversion of the Series A pursuant to a registration statement and each respective investor agreed that it will lock-up any preferred stock or common stock held immediately prior to the effectiveness of the registration statement for the Company’s IPO for 180 days.

On March 19, 2020, the Company increased the number of shares designated as Series A from 100,000 shares to 105,000 shares.

The Series A is senior to any shares of common stock of the Company (the “common stock”), and each other class or series of capital stock of the Company hereafter created (together with the common stock, the “Junior Stock”) Holders of Series A are entitled to receive, in preference to any dividend paid or declared and set aside for any junior stock, dividend at per share price equal to the Series A original issue price at an annual rate equal to 7% compounded annually. Holder of Series A will be entitled to cast the number of votes, rounded down to the nearest whole number, equal to the number of votes that would be attributable to the shares of common stock issuable upon conversion of such shares of Series A, assuming conversion on the date applicable to the vote. In the event of a liquidation, dissolution or winding up of the Company, each share of Series A will be entitled to a payment as set forth in the Company’s Certificate of Designation. The Series A is convertible, at any time after issuance, into common stock of the Company at the election of the holder into a number of shares equal to (i) the product of the Series A original price plus unpaid dividends on the shares being converted, multiplied by the number of Series A shares being converted, divided by (ii) a conversion price of $7.43 per share ($70 million divided by 9,420,288), subject to adjustment (see additional information in Note 19).

In May 2020, the Company issued 40,000 shares of Series A Convertible Preferred Stock, $0.001 par value, for total consideration of $4,000.

Stock Subscriptions Receivable

In June 2019, the Company issued and sold 1,289,667 shares of common stock to an investor at a purchase price of $3.10 per share for gross proceeds of $4,000.

At December 31, 2019, the Company recorded a stock subscription receivable in the amount of $40. The stock subscription receivable is in connection with the issuance of common stock in September 2019 and represents 12,902 shares of common stock. The outstanding balance of such stock subscription was paid in January 2020.

Stock Option Plan

On June 4, 2019, the Company adopted its 2019 Stock Option Plan allowing the issuance of 1,743,744 shares. On August 10, 2020, the Company’s Board of Directors approved to increase the maximum number of shares of common stock authorized for issuance over the term of the 2019 Stock Option Plan from 1,743,744 shares to 3,355,083 shares, subject to and effective upon the effectiveness of this amendment. On October 8, 2020, the amendment was approved by the Company’s shareholders.

The Company follows the provisions of ASC Topic 718, “Compensation — Stock Compensation.” ASC Topic 718 establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans. The Company’s stock option compensation expense was $1,921 and $109 for the years ended December 31, 2020 and 2019, respectively, and there was $3,914 of total unrecognized compensation cost related to unvested options granted under the Company’s options plans as of December 31, 2020. This stock option expense will be recognized through December 2024.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

The following table summarizes the Company’s assumptions used in the valuation of options granted during the year ended December 31, 2019:

Volatility	60%
Risk-free interest rate	1.67% – 1.84%
Dividend yield	0.00%
0% Expected life (years)	5 – 10
Forfeiture rate	0.00%

The following table summarizes the Company’s assumptions used in the valuation of options granted during the year ended December 31, 2020:

Volatility	40% – 60%
Risk-free interest rate	0.37% – 0.78%
Dividend yield	0.00%
0% Expected life (years)	5 – 10
Forfeiture rate	0.00%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities with a term similar to the expected term. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. The Company calculates the expected volatility of the stock price based on the corresponding volatility of the Company’s peer group stock price for a period consistent with the underlying instrument’s expected term. The expected lives for such grants were based on the simplified method for employees and directors.

In arriving at stock-based compensation expense, the Company estimates the number of stock-based awards that will be forfeited due to employee turnover. The Company’s forfeiture assumption is based primarily on its turn-over historical experience. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the Company’s financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to expense recognized in the Company’s financial statements. The expense the Company recognizes in future periods will be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period.

During December 2019, the Company granted 493,102 options to various employees and consultants. In May 2020, the Company cancelled all the options that were granted in December 2019.

During May 2020, the Company granted to its employees, directors and officers 473,588 options to purchase shares of common stock. 379,770 of the options will expire 10 years from the date of grant and have an exercise price per share of $2.28 and 93,818 of the options will expire 5 years from the date of grant and have an exercise price per share of $2.50. 281,522 of the options were fully vested on the grant date and the remaining stock options vest in equal monthly installments monthly over 24 months thereafter. In addition, the Company granted its employees, directors and officers 1,149,131 options to purchase shares of common stock. 988,320 of the options will expire 10 years from the date of grant and have an exercise price per share of $2.28 and 160,811 options will expire 5 years from the date of grant and have an exercise price per share of $2.50. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter.

On July 20, 2020, the Company granted to its employees, directors and officers 211,113 options to purchase shares of common stock. The options will expire 10 years from the date of grant and have an exercise price per share of $2.28. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter.

On August 10, 2020, the Company’s Board of Directors approved grants to its directors of 15,362 options to purchase shares of common stock. The options will expire 10 years from the date of grant and have an exercise price per share of $2.28. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter.

On October 19, 2020, the Company’s Board of Directors approved a grant of 1,540,544 options to purchase shares of common stock to its employees, directors and officers. The options will expire 10 years from the date of grant and have an exercise price per share of $4.86. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter.

On December 21, 2020, the Company’s Board of Directors approved a grant of 44,254 options to purchase shares of common stock to directors. The options will expire 10 years from the date of grant and have an exercise price per share of $4.86. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. This stock option grant provides for accelerated vesting in the event of a change of control transaction or an initial public offering under which 50% of such options will vest immediately prior to such event.

Stock options that were granted during fiscal year 2020 have several vesting conditions, including an event-based vesting acceleration (defined as a change in control, including an initial public offering).

As of December 31, 2020, there were 221,974 shares available to be granted under the Company’s 2019 Stock Option Plan.

The following table presents option activity under the Company’s stock option plans for the years ended December 31, 2019 and 2020:

	Number of options	Weighted average exercise price	Aggregate Intrinsic value
Options outstanding at June 4, 2019	—	$—
Granted	493,102	3.16
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at December 31, 2019	493,102	3.16	$—
Granted	3,433,941	3.49
Exercised	—	—
Forfeited	(604,393)	3.24
Expired	(189,541)	3.06
Options outstanding at December 31, 2020	3,133,109	$3.51	$—

Options vested and exercisable as of December 31, 2019	53,726	$3.16
Options vested and exercisable as of December 31, 2020	80,026	$2.47

The following table summarizes information about options vested and exercisable at December 31, 2020:

	Options vested and exercisable
Price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$2.28	13,211	6.63	$2.28
$2.51	66,815	4.34	$2.51

The following table summarizes information about options expected to vest after December 31, 2020:

	Options expected to vest
Price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$2.28	1,394,623	9.38	$2.28
$2.51	187,813	4.34	$2.51
$4.86	1,470,647	9.80	$4.86

Note 16 — Employee Benefit Plan

The Company maintains an employee’s savings and retirement plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees become eligible to participate in the plan. The Company’s contribution to the plan is discretionary and during the years ended December 31, 2020 and 2019 did not contributed to the plan.

Note 17 – Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into law. U.S. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of the annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes to the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the COVID-19 pandemic. The Company evaluated the impact of the CARES Act and determined that its adoption did not have a material impact to the income tax provision for the year ended December 31, 2020.

As of December 31, 2020, the Company has approximately $17 million of federal net operating loss carryforwards and approximately the same amount of state net operating loss carryforwards. There was no federal income tax expense for the years ended December 31, 2020 and 2019 due to the Company’s net losses. The Company has not yet filed its federal and state tax returns for 2018 and 2019. The net operating losses carry forward for United States income taxes may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
US Federal Statutory Tax Rate	21.00%	21.00%

Debt extinguishment	(5.46)%	—
Derivative liabilities	(2.84)%	—
State taxes	3.01%	4.90%
Debt discount	(6.29)%	—
Change in valuation allowance	(9.42)%	(25.90)%
	0.00%	0.00%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2020 and 2019 are summarized as follows:

	December 31,
Deferred Tax Asset:	2020	2019
Net operating loss carryforward	$4,324	$1,060
Debt discount	(1,249)	—
Fixed assets	(24)	(45)
Intangible assets	26	—
	3,077	1,015
Valuation allowance	(3,077)	(1,015)
Net deferred tax asset	$—	$—

The Company provided a valuation allowance equal to the net deferred income tax asset for the years ended December 31, 2020 and 2019 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $2,062 in 2020. As of December 31, 2020, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2020 and prior years. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2017 through 2020 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

Note 18 — Net Loss Per Share

Net loss per share calculations for all periods have been adjusted to reflect the reverse stock split effected on January 12, 2021. Net loss per share was calculated based on the weighted average number of common stock then outstanding.

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the periods. Net loss per share, assuming dilution, is calculated using the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities. Net loss per share, assuming dilution, is equal to basic net loss per share because the effect of dilutive securities outstanding during the periods, including options and warrants computed using the treasury stock method, is anti-dilutive.

The components of basic and diluted net loss per share were as follows (in thousands, except share and per share data):

	Year ended December 31,
	2020	2019
Numerator:
Net loss attributable to Agrify Corporation	$(21,617)	$(3,042)
Accrued dividend attributable to Preferred A Stockholders	(583)	-
Net loss available for common shareholders	$(22,200)	$(3,042)
Denominator:
Weighted-average common shares outstanding – basic and diluted	4,175,867	3,068,458
Net loss per share attributable to common stockholders – basic and diluted	$(5.32)	$(0.99)

During each of the years ended December 31, 2020 and 2019, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion in the respective years shown below:

	Year ended December 31,
	2020	2019
Options outstanding	3,133,109	493,102
Warrants outstanding	828,173	-
	3,961,282	493,102

Note 19 — Commitments and Contingencies

Leases

In September 2019, the Company entered an operating lease for office space in Burlington, Massachusetts, which expired on April 30, 2020. The Company had the right to extend the operating lease on a month-to-month basis through August 31, 2020. The Company elected to terminate the lease on July 14, 2020.

The Company used two apartments for the use of its personnel while attending meetings in the corporate office in Burlington, MA. One of the apartments was leased by the Chief Executive Officer and a shareholder of the Company. The Company paid the monthly liability directly to the Company that owns the apartment complex. The monthly rent for each apartment was approximately $3.5 and the annual lease that was set to expire in January 2021 was terminated and ended in August 2020.

As part of the acquisition of HMH in July 2020, the Company obtained a couple of facilities leases with term remaining of less than 12 months (classified as rent expenses part of Selling, general and administrative expenses in the income statement) and several non-cancellable finance leases for machinery and equipment.

Additional information of our lease activity, for the years ended December 31, 2020 and 2019, is as follows:

	December 31, 2020	December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$75	$—
Interest on lease liabilities	22	—
Short-term lease cost	240	53
Total lease cost	$337	$53

Weighted-average remaining lease term – finance leases	3.95 years	—
Weighted-average discount rate – finance leases	8.11%	—

As of December 31, 2020, the maturities of lease liabilities under non-cancellable finance leases were as follows:

For the year ending December 31,

2021	$190
2022	181
2023	154
2024	91
2025	50
Thereafter	16
Total minimum lease payments	682
Less imputed interest	(99)
Total lease liabilities	$583

Legal Proceedings

On January 5, 2021, the Company received a demand letter from Nicholas Cooper and Richard Weinstein, two of its former employees (and one of Mr. Cooper’s affiliated entities), asserting that such individuals were entitled to compensation arising out of their employment by the Company, as well as their partial ownership of TriGrow. The demand letter asserts that the former employees are due certain sales commissions under their applicable bonus plan, equity earn-outs based on certain sales targets, and various equity purchases through the Company’s employee stock ownership plan. The demand letter also asserts various employment claims, including, but not limited to, statutory wage withholding violations, wrongful termination, breach of contract, breach of the duty of good faith and fair dealing, fraud in the inducement, promissory estoppel, minority shareholder oppression, breach of fiduciary duty, unjust enrichment, and violations of state and federal securities laws. On January 19, 2021, the two former employees filed a lawsuit against the Company in the United States District Court for the Western District of Washington, alleging the same claims made in their demand letter based on the same facts disclosed above. The plaintiffs are seeking relief in the form of monetary damages in an amount to be determined. Messrs. Cooper and Weinstein are also seeking relief in the form of reinstatement and Mr. Weinstein is seeking rescission of Mr. Weinstein’s Release of Claims Agreement. On March 10, 2021, the Company moved to dismiss all of Cooper and Weinstein’s claims, asserting that the claims failed to allege legal grounds for relief. A decision on the Company’s motion is expected in the summer of 2021. The Company does not believe these claims have any merit and intends to vigorously defend against these claims.

Unconditional Purchase Obligations

In the ordinary course of business, the Company enters into certain unconditional purchase obligations, which are agreements to purchase goods or services that are enforceable, legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are based on current needs and are typically fulfilled by the Company’s vendors within a relatively short time horizon. As of December 31, 2020, the Company’s unconditional purchase obligations totaled approximately $894.

Distribution Agreements with Related Parties

On June 7, 2019, the Company entered into a distribution agreement with Bluezone Products, Inc. (“Bluezone”) for distribution rights to the Bluezone products with certain exclusivity rights. The agreement requires minimum purchases amounting to $480 and $600 for the first and second contract anniversary years. The agreement auto renews for successive one-year periods unless earlier terminated. The Company exceeded the minimum purchase amount for the first year and purchased approximately $514 of the committed $660 second year purchases until December 31, 2020. Bluezone is a related party to the Company.

On March 9, 2020, the Company entered into a distribution agreement with Enozo Technologies Inc. (“Enozo”), for an initial term of five years with auto renewal for successive one-year periods unless earlier terminated. The agreement contains the following minimum purchases to retain exclusive distributor status for one of our products, for the period from the contract date until December 31, 2021 for $375, for the year ended December 31, 2022 for $750, and for the year ended December 31, 2023 for $1,125, which amount may increase by 3% for the later years. The Company purchased approximately $38 of that Enozo product during the year ended December 31, 2020. Enozo is a related party to the Company.

Committed Purchase Agreement with Related party

On July 28, 2020, the Company entered into a purchase agreement with 4D Bios (“4D”) to secure purchases of horticultural equipment. The agreement requires minimum purchases of between $577 and $607 of 4D products until December 31, 2020. 4D is a related party to the Company.

The Company committed purchases exceeding the minimum purchase requirement and amounting to $1,904 from 4D for the year ended December 31, 2020.The Company settled $672 and accrued $154 of such commitment, leaving $1,078 open committed purchases as of December 31, 2020.

Note 20 — Related Parties

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

The following table describes the net purchasing activity with entities identified as related parties to the Company:

	Year ended December 31,
(In thousands)	2020	2019
Bluezone	$694	$318
4D Bios *	$1,128	$893
Enozo	$123	$—
Valiant Americas, LLC.	$7,085	$—

*	Purchases from 4D for the year ended December 31, 2020 include $480 of down payment on inventory orders.

The following table summarizes net related party payable as of December 31, 2020 and December 31, 2019:

(In thousands)	December 31, 2020	December 31, 2019
Bluezone	$7	$101
4D Bios	$—	$4
Enozo	$—	$—
Valiant Americas, LLC.	$4,246	$—

Note 21 — Subsequent Events

2020 Omnibus Equity Incentive Plan

On December 18, 2020, the Company’s board of directors, and on January 11, 2021, the Company’s stockholders, have adopted and approved the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which has replaced the 2019 Plan. The 2020 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of Agrify or its affiliates. The aggregate number of shares of common stock that may be reserved and available for grant and issuance under the 2020 Plan is 4,533,732 shares. Shares shall be deemed to have been issued under the 2020 Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the 2019 Plan or the 2020 Plan expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2020 Plan. The 2020 Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the board of directors.

On January 24, 2021, the Company’s Board of Directors approved a grant of 144,360 options to purchase shares of common stock to directors. The options will expire 10 years from the date of grant and have an exercise price per share of $4.86. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter.

Series A Convertible Preferred Stock and Convertible Promissory Notes

On January 11, 2021, the Company’s Board of Directors approved the amendment to the conversion formula of the Series A Preferred Stock and Convertible Promissory Notes. After the amendment:

1.	the Series A Preferred Stock is convertible, at any time after issuance or immediately prior to the closing of a public transaction, into common stock in an amount of shares equal to (i) the product of the Series A Preferred Stock original price plus accrued but unpaid dividends on the shares being converted, multiplied by the number of shares of Series A Preferred Stock being converted, divided by (ii) a conversion price of $7.72 per share (after the reverse split taking effect).

2.	Immediately prior to the consummation of a public transaction the outstanding principal amount of the Notes together with all accrued and unpaid interest shall convert, into a number of fully paid and non-assessable shares of common stock equal to the quotient of (i) the outstanding principal amount of the Notes together with all accrued and unpaid interest hereunder immediately prior to such Public Transaction divided by (ii) a conversion price of $7.72 (after the reverse split taking effect).

On January 11, 2021, the Company’s shareholders approved the amendment to the Series A Preferred Stock.

Initial Public Offering

On January 27, 2021, the Company completed an initial public offering (“IPO”) for the sale of 5,400,000 shares of common stock at a price of $10.00 per share. The Company also granted the underwriters a 45-day option to purchase up to 810,000 additional shares of common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO. The IPO closed on February 1, 2021. Subsequently, the underwriters exercised the over-allotment option, and on February 4, 2021, the Company closed on the sale of an additional 810,000 shares of common stock for a price of $10.00 per share, less a 7% underwriting commission. The exercise of the over-allotment option brings the total number of shares of common stock sold by the Company in connection with the IPO to 6,210,000 shares and the total net proceeds received in connection with the IPO to approximately $57 million, after deducting underwriting discounts and estimated offering expenses.

Subsequent Public Offering

On February 16, 2021, the Company entered into an underwriting agreement with Maxim Group LLC in connection with an underwritten public offering (the “February Offering”). On February 16, 2021, the Company announced the pricing of the February Offering of 5,555,555 shares of common stock for a price of $13.50 per share, less certain underwriting discounts and commissions. The Company also granted the underwriters a 45-day option to purchase up to 833,333 additional shares of our common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the February Offering. The February Offering closed on February 19, 2021. Subsequently, the underwriters exercised the over-allotment option, and on March 22, 2021, the Company closed on the sale of an additional 833,333 shares of common stock for a price of $13.50 per share, less a 7% underwriting commission. The exercise of the over-allotment option brings the total number of shares of common stock sold by the Company in connection with the February Offering to 6,388,888 shares and the total net proceeds received in connection with the February Offering to approximately $80 million, after deducting underwriting discounts and estimated offering expenses.

Office Lease

On February 5, 2021, the Company executed a sixty-three-month lease for office space in Billerica, MA. The Company will spend $193 on leasehold improvements and plans to occupy the space beginning June 1, 2021. The minimum lease liability for the initial lease term amounts to $403.The Company has an option to extend the initial lease term by an additional five-year term.