Form 10-Q
period 2021-03-31
Agrify Corp
filed 2021-05-17
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-39946

AGRIFY CORPORATION

(Exact name of registrant issuer as specified in its charter)

Nevada	30-0943453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Middlesex Turnpike

Suite 6, PMB 326

Burlington, MA 01803
(Address of principal executive offices, including zip code)

(617) 896-5243

(Registrant’s phone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AGFY	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 17, 2021
Common Stock, $0.001 par value	20,295,134

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020

(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$137,887	$8,111
Accounts receivable, net of allowance for doubtful accounts of $55 and $54, as of March 31, 2021 and December 31, 2020, respectively.	9,231	4,014
Inventory	8,500	5,170
Deferred IPO costs	—	981
Prepaid expenses and other receivables	2,519	364
Total current assets	158,137	18,640

Property Plant and Equipment, net	965	873
Operating lease right-of-use assets	122	—
Goodwill	632	632
Intangible assets acquired through business combination, net	1,556	1,603
Capitalized website costs, net	80	91
Total Assets	$161,492	$21,839

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$878	$693
Accrued expenses and other current liabilities	13,037	6,550
Notes payable, net of debt discount of $0 and $4,777 as of March 31, 2021 and December 31, 2020, respectively	—	12,493
Derivative liabilities	—	7,141
Deferred revenue	248	152
Total current liabilities	14,163	27,029

Other non-current liabilities	395	435
Operating lease liabilities—long term	52	—
Long-term debt	831	829
Total Liabilities	$15,441	$28,293

Commitments and contingencies (Note 14)

Stockholders’ Equity (Deficit)
Common stock, 50,000,000 shares, $0.001 par value authorized as of March 31, 2021 and December 31, 2020, respectively; 20,295,134 and 4,211,677 shares issued at March 31, 2021 and December 31, 2020, respectively	19	4
Preferred stock 2,895,000 shares, $0.001 par value authorized as of March 31, 2021 and December 31, 2020, respectively; 0 shares issued as of March 31, 2021 and December 31, 2020	—	—
Preferred A stock 105,000 shares, $0.001 par value authorized as of March 31, 2021 and December 31, 2020, respectively; 0 and 100,000 shares issued at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid in capital	176,160	19,827
Accumulated deficit	(30,320)	(26,510)
Total Stockholders’ Equity (Deficit)	145,859	(6,679)
Non-controlling Interests	192	225
Total Liabilities and Stockholders’ Equity	$161,492	$21,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands, except for number of shares and per share amounts)

(Unaudited)

	Three months ended March 31,
(In thousands)	2021	2020
Revenue, net	$7,008	$1,013

Cost of goods sold	7,548	972

Gross (loss) profit	(540)	41

OPERATING EXPENSES
Research and development	882	1,200
Selling, general and administrative expenses	5,074	2,290
Total operating expenses	5,956	3,490

Operating loss	(6,496)	(3,449)
OTHER (EXPENSE) INCOME, NET
Interest (expense) income, net	(32)	5
Gain on extinguishment of notes payable	2,685	—
Other income, net	2,653	5
Net loss before non-controlling interest	(3,843)	(3,444)
Loss attributable to non-controlling interest	33	31
Net loss attributable to Agrify Corporation.	$(3,810)	$(3,413)
Net loss per share attributable to common stockholders – basic and diluted	$(0.33)	$(0.93)
Weighted average common shares outstanding – basic and diluted	11,568,105	3,760,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE Months Ended March 31, 2021 AND 2020

(In thousands, except share amounts)

(Unaudited)

	Three months ended March 31, 2020
	Common Stock		Preferred A Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’ Equity attributable to	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Agrify	Interests	Equity
Balance, January 1, 2020	3,616,125	$4	—	$—	$4,124	$(40)	(4,893)	$(805)	$—	$(805)
Stock based compensation	—	—	—	—	61	—	—	61	—	61
Stock subscription	—	—	—	—	—	40	—	40	—	40
Issuance of Preferred A Stock	—	—	60,000	—	6,000	—	—	6,000	—	6,000
Investment in Agrify Valiant	—	—	—	—	—	—	—	—	40	40
Acquisition of TriGrow Systems	595,552	—	—	—	1,356	—	—	1,356	207	1,563
Net loss	—	—	—	—	—	—	(3,413)	(3,413)	(31)	(3,444)
Balance March 31, 2020	4,211,677	$4	60,000	$—	$11,541	$—	(8,306)	$3,239	$216	$3,455

	Three months ended March 31, 2021
	Common Stock		Preferred A Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’ Equity attributable to	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Agrify	Interests	Equity
Balance, January 1, 2021	4,211,677	$4	100,000	$—	$19,827	$—	$(26,510)	$(6,679)	$225	$(6,454)
Stock based compensation	—	—	—	—	2,135	—	—	2,135	—	2,135
Beneficial conversion feature associated with amended Convertible Promissory Notes	—	—	—	—	3,869	—	—	3,869	—	3,869
Conversion of Convertible Notes	1,697,075	2	—	—	13,098	—	—	13,100	—	13,100
Issuance of common stock – Initial Public Offering (“IPO”), net of fees	6,210,000	6	—	—	56,955	—	—	56,961	—	56,961
Issuance of common stock – Secondary public offering, net of fees	6,388,888	6	—	—	79,833	—	—	79,839		79,839
Conversion of Preferred A Stock	1,373,038	1	(100,000)	—	(1)	—	—	—	—	—
Exercise of options	174,223	—	—	—	439	—	—	439	—	439
Exercise of warrants	240,233	—	—	—	5	—	—	5	—	5
Net loss	—	—	—	—	—	—	(3,810)	(3,810)	(33)	(3,843)
Balance March 31, 2021	20,295,134	$19	—	$—	$176,160	$—	$(30,320)	$145,859	$192	$146,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three months ended March 31,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Agrify Corporation	$(3,810)	$(3,413)
Adjustments to reconcile net loss attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	147	66
Compensation in connection with the issuance of stock options	2,135	61
Non-cash interest expense	33	—
Gain on extinguishment of notes payable, net	(2,685)	—
Loss from disposal of fixed assets	—	2
Loss attributable to non- controlling interests	(33)	(31)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,218)	119
Prepaid inventory	(3,330)	(1,250)
Prepaid expenses and other receivables	(2,155)	(80)
Accounts payable	181	(193)
Accrued expenses	7,360	(92)
Deferred revenue	96	891
Net cash used in operating activities	(7,279)	(3,920)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(142)	(59)
Cash paid for business combination, net of cash acquired	—	(1,096)
Net cash used in investing activities	(142)	(1,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Preferred A Stock	—	6,000
Proceeds from IPO, net of fees	56,961	—
Proceeds from Secondary public offering, net of fees	79,839	—
Proceeds from exercise of options	439	—
Proceeds from exercise of warrants	5	—
Payments of financing leases	(47)	—
Minority interest in Valiant	—	40
Proceeds from issuance of common stock	—	40
Net cash provided by financing activities	137,197	6,080

Net increase in cash	129,776	1,005

Cash – Beginning of Year	8,111	206

Cash – End of Year	$137,887	$1,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Amounts in thousands, except share amounts)

(Unaudited)

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

The Company has five wholly-owned subsidiaries, AGM Service Corp LLC, TriGrow Systems LLC (“TriGrow”, which acted as our exclusive distributor and which was acquired in January 2020 as TriGrow Systems Inc. and converted to TriGrow Systems LLC in May 2020), Harbor Mountain Holdings LLC (“HMH”, which assembled and produced many of our products and which was acquired in July 2020), Ariafy Finance LLC and Agxiom, LLC. The Company also owns 50% of Teejan Podponics International LLC (“TPI”) since December 2018; 60% of Agrify-Valiant, LLC, formed in December 2019; and 75% of Agrify Brands LLC (formerly TriGrow Brands LLC, which was part of the January 2020 acquisition of TriGrow). For further details about the January 2020 and July 2020 acquisitions, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2021.

Reverse Stock Split

On January 12, 2021, the Company effected a 1-for-1.581804 reverse stock split. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless otherwise indicated.

Public Offerings

On February 1, 2021, the Company consummated its initial public offering (“IPO”) of 5,400,000 shares of common stock at a price of $10.00 per share, less certain underwriting discounts and commissions. On February 4, 2021, the Company closed on the sale of an additional 810,000 shares of common stock on the same terms and conditions pursuant to the exercise of the underwriters’ over-allotment option.

On February 19, 2021, the Company consummated a secondary public offering (the “February Offering”) of 5,555,555 shares of common stock for a price of $13.50 per share, less certain underwriting discounts and commissions. On March 22, 2021, the Company closed on the sale of an additional 833,333 shares of common stock on the same terms and conditions pursuant to the exercise of the underwriters’ over-allotment option. See Note 11 — Capital Structure for additional details.

Coronavirus pandemic (“COVID-19”)

The novel coronavirus (“COVID-19”) was first identified in people in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. It has significantly disrupted supply chains and businesses around the world. The extent and duration of the COVID-19 impact, on the operations and financial position of the Company and on the global economy, is uncertain. Uncertainty remains regarding the length of time it will take for the COVID-19 pandemic to subside, including the time it will take for vaccines to be broadly distributed and accepted in the United States and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic. The Company continues to service its customers amid uncertainty and disruption linked to COVID-19 and is actively managing its business to respond to the impact.

Note 2 — Summary of Significant Accounting Policies

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC, except for the recently adopted accounting pronouncements described below. The condensed consolidated statements of operations, stockholders’ equity, and cash flows for the periods ended March 31, 2021 and 2020, and the condensed consolidated balance sheet as of March 31, 2021, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 2, 2021. The results for interim periods are not necessarily indicative of a full year’s results.

Accounting for wholly-owned subsidiaries

The accompanying consolidated financial statements include the accounts of Agrify Corporation and its wholly-owned subsidiaries, AGM Service Corp LLC (formerly AGM Service Corp Inc.), Harbor Mountain Holdings, LLC, TriGrow Systems, Inc., Ariafy Finance LLC, and Agxiom LLC, in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). We include the results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances are eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash and deposits with maturities of three months or less as of March 31, 2021 and December 31, 2020.

Concentration of Credit Risk and Significant Customer

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of cash and accounts receivable. The Company places its cash with financial institutions in the United States. The cash balances are insured by the FDIC up to $250 per depositor with unlimited insurance for funds in noninterest-bearing transaction accounts through March 31, 2021. At times, the amounts in these accounts may exceed the federally insured limits.

The Company has certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represent 10% or more of the Company’s total accounts receivable.

For the three months ended March 31, 2021 and 2020, one customer accounted for 77.9% and another customer accounted for 84.4% of revenue, respectively. At March 31, 2021 and 2020, three customers accounted for 87.7% and three different customers accounted for 75.0% of accounts receivable, respectively.

Research and Development Costs

The Company expenses research and development costs as incurred. During the three months ended March 31, 2020, the Company expensed $662 related to development of hardware solution for deployment of rapid grow solution. There were no such costs in the three months ended March 31, 2021.

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

Note 4 — Revenue Recognition

We generate revenue from the following sources: (1) equipment sales, (2) services sales and (3) construction contracts.

We sell our equipment and services to customers under a combination of a contract and purchase order. Equipment revenue includes sales from proprietary products designed and engineered by the Company such as Agrify Vertical Farming Units (“AVFUs”), container farms, integrated grow racks, and LED grow lights, and non-proprietary products designed, engineered, and manufactured by third parties such as air cleaning systems and pesticide-free surface protection.

Construction contracts normally provide for payment upon completion of specified work or units of work as identified in the contract. Although there is considerable variation in the terms of these contracts, they are primarily structured as fixed-price contracts, under which the Company agrees to do the entire project for a fixed amount. The Company also enters time-and-materials contracts under which the Company is paid for labor and equipment at negotiated hourly billing rates and for other expenses, including materials, as incurred at rates agreed to in the contract. The Company uses two main sub-contractors to execute the construction contracts.

Disaggregation of Revenue — The following table provides revenue disaggregated by timing of revenue recognition:

	Three Months ended March 31,
	2021	2020
Transferred at a point in time	$6,828	$1,013
Transferred over time	180	—
	$7,008	$1,013

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. At March 31, 2021, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Note 5 — Prepaid Expenses and Other Receivables

Prepaid Expenses and Other Receivables consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Other Receivables	$143	$168
Prepaid software	56	48
Prepaid Directors and officers insurance	2,209	--
Prepaid expenses	111	148
	$2,519	$364

Note 6 — Property and Equipment, Net

Property and equipment, net consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Computer equipment	$162	$128
Furniture and fixture	16	16
Leasehold Improvements	145	10
Machinery	881	868
Vehicle	62	62
Total property and equipment	1,266	1,084
Less accumulated depreciation	(301)	(211)
Property and Equipment, Net	$965	$873

Depreciation expense for the three months ended March 31, 2021 and 2020 was $90 and $19, respectively.

Note 7 — Capitalized website costs, net

Investments in the Company’s website are amortized over their estimated useful lives of 3 years. As of March 31, 2021 and December 31, 2020, amortizable website cost was $139, and accumulated amortization was $59 and $48, respectively. Amortization expense was $11 and $10 for the three months ended March 31, 2021 and 2020, respectively.

Note 8 — Intangible Assets and Goodwill

Acquired intangible assets are initially recorded at fair value and tested periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment. The Company performs an impairment test of goodwill during the fourth quarter of each year or sooner, if indicators of potential impairment arise. There were no such indicators in the three months ended March 31, 2021.

The breakdown of acquisition-related intangible assets as of December 31, 2020 was as follows:

	Brand Rights	Customer Relationships	Total
December 31, 2020
Cost	$930	$850	$1,780
Accumulated amortization	(88)	(89)	(177)
Net	$842	$761	$1,603

The breakdown of acquisition-related intangible assets as of March 31, 2021 was as follows:

	Brand Rights	Customer Relationships	Total
March 31, 2021
Cost	$930	$850	$1780
Accumulated amortization	(111)	(113)	(224)
Net	$819	$737	$1,556

Amortization expenses recorded in selling general and administrative in the income statement were $47 and $35 for the three months ended March 31, 2021 and 2020, respectively.

Estimated amortization expense for the remainder of 2021 and subsequent years for acquired intangible assets:

(in thousands) Years Ending December 31,	Amount
Remaining 2021	$140
2022	187
2023	187
2024	187
2025	187
2026 and thereafter	668
Total	$1,556

Goodwill balance as of March 31, 2021 and December 31, 2020 was $632.

Note 9 — Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accrued professional fees	$492	$1,135
Accrued consulting fees	160	97
Compensation related fees	332	225
Accrued construction costs	10,548	4,468
Financing lease liabilities	151	148
Operating lease liabilities	71	--
Accrued inventory purchases	1,064	164
Other accrued expenses	219	313
Total accrued expenses	$13,037	$6,550

Note 10 — Convertible Promissory Notes

On January 11, 2021, the Company’s Board of Directors and shareholders approved the amendment to the conversion formula of the Convertible Promissory Notes (the “Notes”) issued by the Company on dates between August 2020 and November 2020. Pursuant to the amendment, immediately prior to the consummation of a public transaction, the outstanding principal amount of the Notes, together with all accrued and unpaid interest, shall convert into a number of fully paid and non-assessable shares of common stock, at a conversion price of $7.72.

While the original conversion feature was bifurcated from the host instrument, the Company determined that the amended conversion feature would not require bifurcation. Since the accounting for the conversion feature changed because of the amendment, the Company applied extinguishment accounting pursuant to its accounting policy. Accordingly, the Company recognized a gain on extinguishment of $2,685 in connection with the derecognition of the net carrying amount of the extinguished debt of $19,654 (inclusive of $13,100 of principal, $7,141 of derivative liabilities, less $587 of debt discount) and the recognition of the $16,969 fair value of the new convertible notes (including the same principal amount of $13,100 plus the $3,869 fair value of the beneficial conversion feature).

On February 1, 2021, in conjunction with the closing of the Company’s IPO, the Notes in the aggregate principal amount of $13,100 were converted into 1,697,075 shares of common stock at the election of the Company at a conversion price of $7.72 per share.

Note 11 — Capital Structure

On January 9, 2020, the Company increased its authorized number of shares to 53,000,000, consisting of: 50,000,000 shares of common stock, par value $0.001 per share, and 3,000,000 shares of preferred stock, par value $0.001 per share. At that time, it also designated 100,000 shares of the 3,000,000 authorized shares of preferred stock, par value $0.001 per share, as Series A Convertible Preferred Stock (“Series A Preferred Stock”).

Series A Convertible Preferred Stock

Beginning in the first quarter of 2020, we issued an aggregate of 60,000 shares of our Series A Preferred Stock, for an aggregate purchase price of $6,000. In May 2020, we completed our offering of Series A Preferred Stock with the issuance of an additional 40,000 shares of Series A Preferred Stock for an aggregate purchase price of $4,000.

Amendment of conversion formulas

On January 11, 2021, the Company’s Board of Directors approved the amendment to the conversion formula of the Series A Preferred Stock and Notes. After the amendment:

1.	the Series A Preferred Stock is convertible, at any time after issuance or immediately prior to the closing of a public transaction, into common stock in an amount of shares equal to (i) the product of the Series A Preferred Stock original price plus accrued but unpaid dividends on the shares being converted, multiplied by the number of shares of Series A Preferred Stock being converted, divided by (ii) a conversion price of $7.72 per share (after the reverse split taking effect) and
2.	immediately prior to the consummation of a public transaction, the outstanding principal amount of the Notes together with all accrued and unpaid interest shall convert into a number of fully paid and non-assessable shares of common stock equal to the quotient of (i) the outstanding principal amount of the Notes together with all accrued and unpaid interest thereunder immediately prior to such public transaction divided by (ii) a conversion price of $7.72 (after the reverse split taking effect).

On January 11, 2021, the Company’s shareholders approved the amendment to the Series A Preferred Stock.

Initial Public Offering

On February 1, 2021, the Company completed an initial public offering (“IPO”) for the sale of 5,400,000 shares of common stock at a price of $10.00 per share. The Company also granted the underwriters: (a) a 45-day option to purchase up to 810,000 additional shares of common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO, and (b) warrants to purchase 162,000 shares of common stock (equal to 3% of the aggregate number of shares of common stock issued in the IPO) at an exercise price of $12.50 per share (which is equal to 125% of the IPO price). Subsequently, the underwriters exercised the over-allotment option, and on February 4, 2021, the Company closed on the sale of an additional 810,000 shares of common stock for a price of $10.00 per share and granted to the underwriters warrants to purchase 24,300 additional shares of common stock (equal to 3% of the amount of shares issued as part of the exercised of the over-allotment option) at an exercise price of $12.50 per share. The exercise of the over-allotment option brings the total number of shares of common stock sold by the Company in connection with the IPO to 6,210,000 shares and the total net proceeds received in connection with the IPO to approximately $57 million, after deducting underwriting discounts and estimated offering expenses.

Immediately prior to the closing of our IPO, all outstanding shares of Series A Preferred Stock and Notes were converted into 1,373,038 shares of common stock and 1,697,075 shares of common stock, respectively, at a conversion price of $7.72 per share.

Subsequent Public Offering

On February 19, 2021, the Company consummated a secondary public offering (the “February Offering”) for the sale of 5,555,555 shares of common stock for a price of $13.50 per share. The Company also granted the underwriters: (a) a 45-day option to purchase up to 833,333 additional shares of common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the February Offering, and (b) warrants to purchase 166,667 shares of common stock (equal to 3% of the aggregate number of shares of common stock issued in the February Offering) at an exercise price of $16.875 per share (which is equal to 125% of the February Offering). Subsequently, the underwriters exercised the over-allotment option, and on March 22, 2021, the Company closed on the sale of an additional 833,333 shares of common stock for a price of $13.50 per share and granted to the underwriters warrants to purchase 25,000 additional shares of common stock (equal to 3% of the amount of shares issued as part of the exercised of the over-allotment option) at an exercise price of $16.875 per share. The exercise of the over-allotment option brings the total number of shares of common stock sold by the Company in connection with the February Offering to 6,388,888 shares and the total net proceeds received in connection with the February Offering to approximately $80 million, after deducting underwriting discounts and estimated offering expenses.

Stock Option Plan

On June 4, 2019, the Company adopted and approved the 2019 Stock Option Plan (the “2019 Plan”) which provided for the issuance of 1,743,744 shares of our common stock. On August 10, 2020 and October 8, 2020, the Company’s board of directors and stockholders, respectively, approved an increase to the maximum number of shares of common stock authorized for issuance over the term of the 2019 Plan from 1,743,744 shares to 3,355,083 shares. As of March 31, 2021, there are no shares available to be granted under the 2019 Plan. Prior to the consummation of the Company’s IPO, the Company cancelled the 2019 Plan and converted these stock options to the 2020 Plan, as more fully described below. Under the 2019 Plan, the standard vesting schedule provided that 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. However, the Company’s board of directors was permitted to provide for alternative or accelerated vesting schedules in approving each stock option grant. In many cases, the Company’s board of directors included an accelerated vesting schedule under which 50% of the stock options granted vest immediately prior to a change of control transaction or the Company’s first underwritten public offering.

2020 Omnibus Equity Incentive Plan

On December 18, 2020, the Company’s board of directors, and on January 11, 2021, the Company’s stockholders, adopted and approved the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2019 Plan. The 2020 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. The aggregate number of shares of common stock that may be reserved and available for grant and issuance under the 2020 Plan is 4,533,732 shares. Shares shall be deemed to have been issued under the 2020 Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the 2019 Plan or the 2020 Plan expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2020 Plan. The 2020 Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the board of directors.

On January 24, 2021, the Company’s Board of Directors approved grants of options to purchase an aggregate of 144,360 shares of common stock to its directors. The options will expire 10 years from the date of grant and have an exercise price per share of $4.86. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter.

The Company’s stock option compensation expense was $2,135 and $61 for the three months ended March 31, 2021 and 2020, respectively, and there was $12,847 of total unrecognized compensation cost related to unvested options granted under the Company’s options plans as of March 31, 2021. This stock option expense will be recognized through 2025.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

The following table summarizes the Company’s assumptions used in the valuation of options granted during the three months ended March 31, 2021:

Volatility	40%
Risk-free interest rate	1.10% – 1.29%
Dividend yield	0.00%
0% Expected life (years)	10
Forfeiture rate	0.00%

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

As of March 31, 2021, there were 480,448 shares available to be granted under the Company’s 2020 Plan.

The following table presents option activity under the Company’s stock option plans for the three months ended March 31, 2021 and 2020:

	Number of options	Weighted average exercise price	Aggregate Intrinsic value
Options outstanding at January 1, 2020	493,102	$3.16
Granted	-	-
Exercised	-	-
Forfeited	(19,091)	3.10
Expired	-	-
Options outstanding at March 31, 2020	474,011	$3.16	$-

Options outstanding at January 1, 2021	3,133,109	3.51
Granted	1,200,934	12.79
Exercised	(174,223)	2.51
Forfeited	(276,723)	3.67
Expired	(4,076)	2.28
Options outstanding at March 31, 2021	3,879,021	$6.42	$-

Options vested and exercisable as of March 31, 2020	80,012	$3.16
Options vested and exercisable as of March 31, 2021	1,656,486	$3.70

The following table summarizes information about options vested and exercisable at March 31, 2021:

	Options vested and exercisable
Price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$2.28	1,349,470	8.87	$2.28
$4.86	1,469,551	9.33	$4.86
$13.84	1,050,000	9.88	$13.84
$14.49	10,000	9.89	$14.49

The following table summarizes information about options expected to vest after March 31, 2021:

	Options expected to vest
Price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$2.28	464,509	9.14	$2.28
$4.86	737,185	9.60	$4.86
$13.84	1,020,841	9.88	$13.84

Note 12 — Employee Benefit Plan

The Company maintains an employee’s savings and retirement plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees become eligible to participate in the plan. The Company’s contribution to the plan is discretionary and during the three months ended March 31, 2021 and 2020, the Company did not contribute to the plan.

Note 13 — Net Loss Per Share

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

The components of basic and diluted net loss per share were as follows (in thousands, except share and per share data):

	Three Months ended March 31,
	2021	2020
Numerator:
Net loss attributable to Agrify Corporation	$(3,810)	$(3,413)
Accrued dividend attributable to Preferred A Stockholders	(61)	(84)
Net loss available for common shareholders	$(3,871)	$(3,497)
Denominator:
Weighted-average common shares outstanding – basic and diluted	11,568,105	3,760,109
Net loss per share attributable to common stockholders – basic and diluted	$(0.33)	$(0.93)

During each of the three months ended March 31, 2021 and 2020, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion in the respective years shown below:

	Three Months ended March 31,
	2021	2020
Options outstanding	3,879,021	493,102
Warrants outstanding	965,907	—
	4,844,928	493,102

Note 14 — Commitments and Contingencies

Leases

The determination if any arrangement contained a lease at its inception was done based on whether or not the Company has the right to control the asset during the contract period. The lease term was determined assuming the exercise of options that were reasonably certain to occur. Leases with a lease term of 12 months or less at inception were not reflected in our balance sheet and those lease costs are expensed on a straight-line basis over the respective term. Leases with a term greater than 12 months were reflected as non-current right-of-use (ROU) assets and current and non-current lease liabilities in our consolidated balance sheets. Current lease liabilities were classified as a component of accrued expenses and other current liabilities.

As the implicit interest rate in our leases was generally not known, we used our incremental borrowing rate as the discount rate for purposes of determining the present value of our lease liabilities. At March 31, 2021, our weighted average discount rate utilized for our leases was 8.1%.

When a contract contained lease and non-lease elements, both were accounted as a single lease component.

The Company had several non-cancellable finance leases for machinery and equipment. During the three months ended March 31, 2021, the Company entered into two leases for premises in Georgia. Those leases had terms of more than a year and were accounted as operating leases.

On February 5, 2021, the Company executed a sixty-two-month lease for office spaces in Billerica, MA. The Company will spend $193 on leasehold improvements and plans to occupy the space beginning June 1, 2021, which is when the lease will commence. The minimum lease liability for the initial lease term amounts to $530 (base lease and other operating fees). The Company has an option to extend the initial lease term by an additional five-year term.

Additional information of our lease activity, for the three months ended March 31, 2021 and 2020, is as follows:

	March 31, 2021	March 31, 2020
Operating lease cost	$14	$—
Finance lease cost:
Amortization of right-of-use assets	45	—
Interest on lease liabilities	12	—
Short-term lease cost	—	43
Total lease cost	$71	$43

Weighted-average remaining lease term – operating leases	1.81 years	—
Weighted-average remaining lease term – finance leases	3.73 years	—
Weighted-average discount rate – operating leases	8.13%	—
Weighted-average discount rate – finance leases	8.10%	—

	March 31, 2021	December 31, 2020

Right-of-use assets, net	$622	$544

Operating lease liabilities, current	71	—
Operating lease liabilities, non- current	52	—
Total operating lease liabilities	$123	$—

Finance lease liabilities, current	$151	$148
Finance lease liabilities, non- current	395	434
Total operating lease liabilities	$546	$582

As of March 31, 2021, the maturities of lease liabilities under non-cancellable finance leases were as follows:

	Operating lease	Finance lease	Total
For the year ending December 31,
2021	$59	$142	$201
2022	60	181	241
2023	14	154	168
2024	—	91	91
2025	—	50	50
Thereafter	—	16	16
Total minimum lease payments	133	634	767
Less imputed interest	(10)	(87)	(97)
Total lease liabilities	$123	$547	$670

Legal Proceedings

On January 5, 2021, the Company received a demand letter from Nicholas Cooper and Richard Weinstein, two of its former employees (and one of Mr. Cooper’s affiliated entities), asserting that such individuals were entitled to compensation arising out of their employment by the Company, as well as their partial ownership of TriGrow. The demand letter asserts that the former employees are due certain sales commissions under their applicable bonus plan, equity earn-outs based on certain sales targets, and various equity purchases through the Company’s employee stock ownership plan. The demand letter also asserts various employment claims, including, but not limited to, statutory wage withholding violations, wrongful termination, breach of contract, breach of the duty of good faith and fair dealing, fraud in the inducement, promissory estoppel, minority shareholder oppression, breach of fiduciary duty, unjust enrichment, and violations of state and federal securities laws. On January 19, 2021, the two former employees filed a lawsuit against the Company in the United States District Court for the Western District of Washington, alleging the same claims made in their demand letter based on the same facts disclosed above. The plaintiffs are seeking relief in the form of monetary damages in an amount to be determined. Messrs. Cooper and Weinstein are also seeking relief in the form of reinstatement and Mr. Weinstein is seeking rescission of Mr. Weinstein’s Release of Claims Agreement. On March 10, 2021, the Company moved to dismiss all of Cooper and Weinstein’s claims, asserting that the claims failed to allege legal grounds for relief. On May 12, 2021, a Magistrate issued a preliminary Report and Recommendation, which recommended dismissal of certain of Cooper and Weinstein’s claims, and recommended others for additional factual discovery. The Company does not believe these claims have any merit and intends to vigorously defend against these claims.

Supply agreement with Mack Molding Co.

In December 2020, the Company entered into a five-year supply agreement with Mack Molding Co. (“Mack”) pursuant to which Mack will become a key supplier of our AVFUs. In February 2021, the Company placed a purchase order with Mack amounting to approximately $5,200 towards initial production of AVFUs during 2021. We believe the supply agreement with Mack will provide us with increased scaling capabilities and the ability to more efficiently meet the potential future demand of our customers. The supply agreement contemplates that, following an introductory period, we will negotiate a minimum percentage of our AVFU requirements that we will purchase from Mack each year based on the agreed upon pricing formula. The introductory period is not time-based but rather refers to the production of an initial number of units after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. We believe this approach will result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack.

Distribution Agreements with Related Parties

On June 7, 2019, the Company entered into a distribution agreement with Bluezone Products, Inc. (“Bluezone”) for distribution rights to the Bluezone products with certain exclusivity rights. The agreement requires minimum purchases amounting to $480 and $600 for the first and second contract anniversary years. The agreement auto renews for successive one-year periods unless earlier terminated. In March 2021, the Company notified Bluezone of non-renewal of the agreement which means it will end on May 31, 2021. The Company exceeded the minimum purchase amount for the first year and purchased approximately $514 of the committed $660 second year purchases thru March 31, 2021. Bluezone is a related party to the Company.

On March 9, 2020, the Company entered into a distribution agreement with Enozo Technologies Inc. (“Enozo”), for an initial term of five years with auto renewal for successive one-year periods unless earlier terminated. The agreement contains the following minimum purchases to retain exclusive distributor status for one of our products: for the period from the contract date until December 31, 2021 for $375, for the year ended December 31, 2022 for $750, and for the year ended December 31, 2023 for $1,125, which amount may increase by 3% for the later years. The Company had no purchases of that Enozo product during the three months ended March 31, 2021 and 2020. Enozo is a related party to the Company.

Committed Purchase Agreement with Related party

On July 28, 2020, the Company entered into a purchase agreement with 4D Bios (“4D”) to secure purchases of horticultural equipment. The agreement requires minimum purchases of between $577 and $607 of 4D products until December 31, 2020. 4D is a related party to the Company.

For the year ended December 31, 2020, the Company’s purchase commitment totaled $1,904. The Company settled $1,056 and accrued $848 of such commitment, leaving no open committed purchases as of March 31, 2021.

Note 15 — Related Parties

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

The following table describes the net purchasing (sales) activity with entities identified as related parties to the Company:

	Three Months ended March 31,
(In thousands)	2021	2020
Bluezone	$—	$67
4D Bios *	$447	$133
Valiant Americas, LLC.	$1,077	$—
Living Greens farm	$(58)	$(70)

*	Purchases from 4D for the three months ended March 31, 2021 include $384 of down payment on inventory orders.

The following table summarizes net related party (payable) receivable as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Bluezone	$(7)	$(7)
4D Bios	$—	$—
Valiant Americas, LLC.	$(3,383)	$(4,246)
Living Greens Farm	$58	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on April 2, 2021 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Except as otherwise indicated herein or as the context otherwise requires, references in this offering circular to “we,” “us,” “our,” “Company,” and “Agrify” refer to Agrify Corporation, a Nevada corporation.

As described elsewhere in this report, all share and per share amounts set forth below have been presented on a retroactive basis to reflect a 1-for-1.581804 reverse stock split of our outstanding common stock implemented on January 12, 2021.

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

We have five wholly-owned subsidiaries, AGM Service Corp LLC, TriGrow Systems LLC (“TriGrow”, which acted as our exclusive distributor and which was acquired in January 2020 as TriGrow Systems Inc and converted to TriGrow Systems LLC in May 2020), Harbor Mountain Holdings LLC (“HMH”, which assembled and produced many of our products and which was acquired in July 2020), Ariafy Finance LLC and Agxiom, LLC. We also own 50% of Teejan Podponics International LLC (“TPI”) since December 2018; 60% of Agrify-Valiant,LLC, formed in December 2019 and 75% of Agrify Brands LLC (formerly TriGrow Brands LLC, which was acquired as part of the January 2020 acquisition of TriGrow). For further details about the January 2020 and July 2020 acquisitions please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2021.

Public Offerings

Initial Public Offering

On February 1, 2021, we completed an initial public offering (“IPO”) for the sale of 5,400,000 shares of our common stock at a price of $10.00 per share. We also granted the underwriters: (a) a 45-day option to purchase up to 810,000 additional shares of common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO, and (b) warrants to purchase 162,000 shares of common stock (equal to 3% of the aggregate number of shares of common stock issued in the IPO) at an exercise price of $12.50 per share (which is equal to 125% of the IPO price). Subsequently, the underwriters exercised the over-allotment option, and on February 4, 2021, we closed on the sale of an additional 810,000 shares of common stock for a price of $10.00 per share and granted to the underwriters warrants to purchase 24,300 additional shares of common stock (equal to 3% of the amount of shares issued as part of the exercise of the over-allotment option) at an exercise price of $12.50 per share. The exercise of the over-allotment option brought the total number of shares of common stock sold by us in connection with the IPO to 6,210,000 shares and the total net proceeds received in connection with the IPO to approximately $57 million, after deducting underwriting discounts and estimated offering expenses.

Subsequent Public Offering

 On February 19, 2021, we consummated a secondary public offering (the “February Offering”) for the sale of 5,555,555 shares of our common stock for a price of $13.50 per share. We also granted the underwriters: (a) a 45-day option to purchase up to 833,333 additional shares of common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the February Offering, and (b) warrants to purchase 166,667 shares of common stock (equal to 3% of the aggregate number of shares of common stock issued in the February Offering) at an exercise price of $16.875 per share (which is equal to 125% of the February Offering). Subsequently, the underwriters exercised the over-allotment option, and on March 22, 2021, we closed on the sale of an additional 833,333 shares of common stock for a price of $13.50 per share and granted to the underwriters warrants to purchase 25,000 additional shares of common stock (equal to 3% of the amount of shares issued as part of the exercised of the over-allotment option) at an exercise price of $16.875 per share. The exercise of the over-allotment option brought the total number of shares of common stock sold by us in connection with the February Offering to 6,388,888 shares and the total net proceeds received in connection with the February Offering to approximately $80 million, after deducting underwriting discounts and estimated offering expenses.

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

Impact of coronavirus pandemic (“COVID-19”)

The novel coronavirus (“COVID-19”) was first identified in people in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. It has significantly disrupted supply chains and businesses around the world. The extent and duration of the COVID-19 impact, on our operations and financial position and on the global economy, is uncertain. Uncertainty remains regarding the length of time it will take for the COVID-19 pandemic to subside, including the time it will take for vaccines to be broadly distributed and accepted in the United States and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic. We continue to service our customers amid uncertainty and disruption linked to COVID-19 and are actively managing our business to respond to the impact.

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

We sell our equipment and services to customers under a combination of a contract and purchase order. Equipment revenue includes sales from proprietary products designed and engineered by us such as vertical farming units, container farms, integrated grow racks, and LED grow lights, and non-proprietary products designed, engineered, and manufactured by third parties such as air cleaning systems and pesticide-free surface protection.

Construction contracts normally provide for payment upon completion of specified work or units of work as identified in the contract. Although there is considerable variation in the terms of these contracts, they are primarily structured as fixed-price contracts, under which the Company agrees to do the entire project for a fixed amount. The Company also enters time-and-materials contracts under which the Company is paid for labor and equipment at negotiated hourly billing rates and for other expenses, including materials, as incurred at rates agreed to in the contract. The Company uses two main sub-contractors to execute the construction contracts.

We generally provide a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, we accrue for product warranties when the loss is probable and can be reasonably estimated. At March 31, 2021, we had no product warranty accrual our de minimis historical financial warranty experience.

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

For our valuation performed on March 20, 2020 and September 14, 2020, we used the income and market methods to estimate our enterprise value under various financing scenarios based on the discounted cash flow approach and a market approach of comparable peer public companies. The estimated enterprise value under each method was then allocated to the common stock, discount for lack of marketability was applied, and the resulting value of common stock was probability-weighted across the various financing scenarios to determine the fair value of common stock.

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months ended March 31,
	2021	2020
Revenue, net	$7,008,000	$1,013,000
Cost of goods sold	7,548,000	972,000
Gross profit (loss)	(540,000)	41,000
OPERATING EXPENSES
Research and development	882,000	1,200,000
Selling, general and administrative expenses	5,074,000	2,290,000
Total operating expenses	5,956,000	3,490,000
Loss from operations	(6,496,000)	(3,449,000)
OTHER (EXPENSE) INCOME, NET
Interest (expense) income, net	(32,000)	5,000
Gain on extinguishment of notes payable	2,685,000	—
Other income, net	2,653,000	5,000
Net loss before non-controlling interest	(3,843,000)	(3,444,000)
Loss attributable to non-controlling interest	33,000	31,000
Net loss attributable to Agrify Corporation.	$(3,810,000)	$(3,413,000)
Net loss per share attributable to common stockholders – basic and diluted	$(0.33)	$(0.93)
Weighted average common shares outstanding – basic and diluted	11,568,105	3,760,109

Revenues

Our goal is to provide our customers with a variety of products to address their entire needs. Our core product offering includes our Agrify Vertical Farming Units and Agrify Integrated Grow Racks with our Agrify Insights™ software, which in 2020 and 2021 are supplemented with environmental control products, grow lights, and facility build-out services.

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

The following table provides a breakdown of our revenue for the three months ended March 31, 2021 and 2020:

	Three Months ended March 31,
	2021	2020
Cultivation solutions, including ancillary products and services	$230,000	$1,009,000
Agrify Insights software	8,000	—
Facility build-outs	6,770,000	—
Services	—	4,000
	$7,008,000	$1,013,000

Revenue for the three months ended March 31, 2021 and 2020 was generated mainly from facility build outs and cultivation solutions, respectively. For the three months ended March 31, 2021 and 2020, we sold 4 and 179 AVFUs, respectively.

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

Cost of Revenues

Cost of goods sold include direct cost of parts and outsourced assembly and installation services that are necessary for delivery of our products.

The following table provides a breakdown of our cost of revenue for the three months ended March 31, 2021 and 2020:

	Three Months ended March 31,
	2021	2020
Cultivation solutions, including ancillary products and services	$769,000	$972,000
Facility build-outs	6,779,000	—
	$7,548,000	$972,000

During the first six months of 2020, we outsourced the manufacturing of our AVFUs to HMH, which we acquired in July 2020. Although the primary reason we acquired HMH was to expand our research, development and testing capabilities, the acquisition will also provide us with internal capabilities to manufacture small quantities of AVFUs and to reduce our cost of manufacturing. In addition, in December 2020, we entered into a five year supply agreement with Mack Molding Co. (“Mack”) pursuant to which Mack will become a key supplier of our AVFUs. In February 2021, the Company placed a purchase order with Mack amounting to approximately $5,200,000 towards initial production of AVFUs during 2021. We believe the supply agreement with Mack will provide us with increased scaling capabilities and the ability to more efficiently meet the potential future demand of our customers. The supply agreement contemplates that, following an introductory period, we will negotiate a minimum percentage of our AVFU requirements that we will purchase from Mack each year based on the agreed upon pricing formula. The introductory period is not time-based but rather refers to the production of an initial number of units after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. We believe this approach will result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack.

Gross Profit

Our gross profit (loss) represents total revenue less the cost of goods sold, and gross margin percentage is gross profit (loss) expressed as a percentage of total revenue. For the three months ended March 31, 2021, our gross loss was $540,000 compared to a gross profit of $41,000 for the three months ended March 31, 2020.

Our gross profit (loss) margin percentage decreased to (7.7)% for the three months ended March 31, 2021 compared to 4.0% in the same period in 2020. The decrease (increase) in gross profit (loss) was primarily related to (i) inventory obsolescence reserve during the three months ended March 31, 2021 in the amount of $113,000 due to change in design as we transition to our more advanced AVFUs model, (ii) employee-related expenses, including salaries, benefits, and stock-based compensation of $345,000 related to production and assembling operation in HMH which was acquired in the third quarter of 2020, and (ii) a lower gross profit margin from construction revenue compared to sale of our AVFU.

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

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, research and development expenses were $882,000 and $1,200,000, respectively. The decrease of $318,000 is primarily attributable to halted development of hardware solution for deployment of rapid grow solution of $662,000 in the first quarter of fiscal 2020 and decrease in consulting fees of $134,000. The decrease in expenses was offset by an increase in payroll and related expenses in the amount of approximately $180,000, increase in other costs amounting to $54,000 and an increase in stock-based compensation in the amount of $244,000, including a non-recurring expense of $176,000 related to vesting acceleration of options upon the consummation of our IPO.

As a percentage of net revenue, research and development expenses were 12.6% from total revenue for the three months ended March 31, 2021, compared to 118.5% (or 53.1% when excluding the one-time halted cost) for the three months ended March 31, 2020. We expect to continue to invest in future developments of our AVFUs and Agrify Insights™. In the coming years, we believe that research and development expenses measured as percentage of revenue will decrease due to an increase in our total revenue.

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

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, general and administrative expenses were $5,074,000 and $2,290,000, respectively. The increase is attributable mainly to payroll and related expenses of approximately $330,000, stock-based compensation in the amount of $1,732,000, insurance expenses of approximately $445,000, legal expenses of approximately $208,000 and depreciation and amortization expenses of approximately $81,000. To support our long-term growth plan and our initial public offering, we have granted stock options to officers, directors and employees with several vesting conditions, including an event-based vesting acceleration (defined as a change in control, including an initial public offering). As a result of the consummation of our IPO during the three months ended March 31, 2021, our Selling, General and Administrative Expenses included a non-recurring expense of $1,248,000.

Other (income) expense, net

Interest expense was $32,000 for the three months ended March 31, 2021 compared to interest income of $5,000 for the three months ended March 31, 2020, reflecting a change of $37,000. The increase in interest expense is attributable mainly to the amortization of debt discount related to the issuance of convertible promissory notes in the amount of $20,000 and interest on operating and capital leases amounting to $13,000.

Gain on extinguishment of notes payable was $2,685,000 for the three months ended March 31, 2021 compared to null for the three months ended March 31, 2020.

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

Indebtedness

We entered into two Loan Agreements and Promissory Notes (collectively the “PPP Loan”) with Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. We received total proceeds of $823,410 from the unsecured PPP Loans which are scheduled to mature during 2022 and 2025. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. We have not yet applied for forgiveness of the PPP Loan and although we believe that we will be eligible for full forgiveness under the PPP, there is no assurance that the full PPP Loan amount will be forgiven and we cannot anticipate the timing of any such forgiveness. If the principal amount is not forgiven in full, we would be obligated to repay any principal amount not forgiven and interest accrued thereon.

Cash flows

The following table presents the major components of net cash flows (used in) and provided by operating, investing and financing activities for the three months ended March 31, 2021, and 2020:

	March 31, 2021	March 31, 2020
Cash (used in) provided by:
Operating Activities	$(7,279)	$(3,920)
Investing Activities	$(142)	$(1,155)
Financing Activities	$137,197	$6,080

Cash flow from Operating Activities

For the three months ended March 31, 2021, we incurred a net loss of $3,810,000, which includes non-cash expenses of $147,000 related to depreciation and amortization, $2,135,000 in connection with the issuance and acceleration of stock options, non-cash interest expenses of $33,000 related to leases and the issuance of notes payable, partially offset by gain of $2,685,000 related to extinguishment of notes payable, loss attributed to non-controlling interest in the amount of $33,000. Net cash was reduced by a $5,218,000 increase in accounts receivable, a $3,330,000 increase in prepaid inventory due to demand forecast, a $2,155,000 increase in prepaid expenses, a $96,000 decrease in deferred revenue, partially offset by $7,360,000 increase in accrued expenses ($6,000,000 related to construction cots), and a $181,000 decrease in accounts payable.

For the three months ended March 31, 2020, we reported a net loss of $3,413,000, which includes non-cash expenses of $66,000 related to depreciation and amortization, and $61,000 in connection with issuance of stock options. Net cash was reduced by a $1,250,000 increase in inventory due to demand forecast, a $80,000 increase in prepaid expenses and other receivables, and a $193,000 decrease in accounts payable, partially offset by a $92,000 increase in accrued expenses, and an $891,000 increase in deferred revenue.

For the three months ended March 31, 2021 and 2020, depreciation and amortization expense was $147,000, and $66,000, respectively. The increase in depreciation and amortization expenses is related to assets acquired from HMH. We anticipate that our depreciation and amortization expense will increase in fiscal 2021 due to investment in capital expenditures in fiscal 2021 on property and equipment to expand research, development and testing capabilities.

For the three months ended March 31, 2021 and 2020, compensation in connection with issuance of stock options was $2,135,000 (of which $1,502,000 related to the acceleration of stock option vesting due to our IPO) and $61,000, respectively. As of March 31, 2021, there was $12,847,000 of total unrecognized compensation expense related to unvested options granted under our options plans, which will be recognized periodically through fiscal 2025.

Cash flow from Investing Activities

Net cash used in investing activities relates to capital expenditures to support growth and investment in property and equipment, to expand research, development and testing capabilities, and to a lesser extent, the replacement of existing equipment.

For the three months ended March 31, 2021, net cash used in investing activities was $142,000 for leasehold improvements, purchasing computer equipment and small machinery.

For the three months ended March 31, 2020, net cash used in investing activities was $1,155,000 which includes $1,096,000 paid in connection with the acquisition of TriGrow and a $59,000 cash outflow for purchasing computer equipment and small machinery.

Cash flow from Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities was $137,000,000, attributable to $57,000,000 proceeds from our initial IPO, $80,000,000 from our secondary public offering, both net of fees, and proceeds from the exercise of options and warrants of $444,000, slightly off set by $47,000 payments of financing leases.

For the three months ended March 31, 2020, net cash provided by financing activities was $6,080,000, consisting of $6,000,000 proceeds from the issuance of our series A Preferred Stock, $40,000 in capital contributions from the issuance of our common stock to an investor and a $40,000 minority interest investment in Agrify Valiant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

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

On January 19, 2021, Messrs. Cooper and Weinstein filed a lawsuit against us in the United States District Court for the Western District of Washington, alleging the same claims made in their demand letter based on the same facts disclosed above. The plaintiffs are seeking relief in the form of monetary damages in an amount to be determined. Messrs. Cooper and Weinstein are also seeking relief in the form of reinstatement and Mr. Weinstein is seeking rescission of Mr. Weinstein’s Release of Claims Agreement. On March 10, 2021, we moved to dismiss all of Cooper and Weinstein’s claims, asserting that the claims failed to allege legal grounds for relief. On May 12, 2021, a Magistrate issued a preliminary Report and Recommendation, which recommended dismissal of certain of Cooper and Weinstein’s claims, and recommended others for additional factual discovery. We do not believe these claims have any merit and intend to vigorously defend against these claims (see Note 14, Commitments and Contingencies).

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of our equity securities during the period covered by this report.

Use of Proceeds from Initial Public Offering of Common Stock

On February 1, 2021, we closed our initial public offering, or IPO, of 6,210,000 shares of common stock (inclusive of 810,000 shares of common stock from the full exercise of the over-allotment option of shares granted to the underwriters). The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File Nos. 333- 251616 and 333-252490), which was declared effective by the SEC on January 27, 2021. Maxim Group LLC and Roth Capital Partners acted as the underwriters. The public offering price of the shares sold in the offering was $10.00 per share. The total gross proceeds from the offering were $62,100,000.

After deducting underwriting discounts and commissions of $4,000,000 and offering expenses paid or payable by us of approximately $1,000,000, the net proceeds from the offering were approximately $57,000,000.

There has been no material change in the planned use of proceeds from our IPO as described in our final IPO prospectus filed with the SEC on January 29, 2021 pursuant to rule 424(b) of the Securities Act. We invested the funds received in short-term and long-term, interest-bearing securities and government securities.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial and accounting officer
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRIFY CORPORATION

By:	/s/ Raymond Chang
Raymond Chang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Niv Krikov
Niv Krikov
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 17, 2021