Form 10-Q
period 2021-06-30
Agrify Corp
filed 2021-08-13
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-39946

AGRIFY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	30-0943453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

76 Treble Cove Rd.

Building 3

Billerica, MA 01862

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2021
Common Stock, $0.001 par value	20,558,433

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Cash and cash equivalents	$79,841	$8,111
Marketable securities	35,930	—
Accounts receivable, net of allowance for doubtful accounts of $55 and $54, as of June 30, 2021 and December 31, 2020, respectively.	15,135	4,014
Inventory	9,358	5,170
Deferred IPO costs	—	981
Prepaid expenses and other receivables	3,074	364
Total current assets	143,338	18,640

Non-current marketable securities	14,360	—
Loan Receivable	886	—
Property Plant and Equipment, net	1,836	873
Operating lease right-of-use assets	828	—
Goodwill	632	632
Intangible assets acquired through business combination, net	1,510	1,603
Capitalized website costs, net	70	91
Total Assets	$163,460	$21,839

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$862	$693
Accrued expenses and other current liabilities	18,824	6,550
Notes payable, net of debt discount of $0 and $4,777 as of June 30, 2021 and December 31, 2020, respectively	—	12,493
Derivative liabilities	—	7,141
Deferred revenue	209	152
Total current liabilities	19,895	27,029

Other non-current liabilities	356	435
Operating lease liabilities—long term	548	—
Long-term debt	833	829
Total Liabilities	$21,632	$28,293

Commitments and contingencies (Note 16)

Stockholders’ Equity (Deficit)
Common stock, 50,000,000 shares, $0.001 par value authorized as of June 30, 2021 and December 31, 2020, respectively; 20,373,699 and 4,211,677 shares issued at June 30, 2021 and December 31, 2020, respectively	19	4
Preferred stock 2,895,000 shares, $0.001 par value authorized as of June 30, 2021 and December 31, 2020, respectively; 0 shares issued as of June 30, 2021 and December 31, 2020	—	—
Preferred A stock 105,000 shares, $0.001 par value authorized as of June 30, 2021 and December 31, 2020, respectively; 0 and 100,000 shares issued at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid in capital	177,373	19,827
Accumulated deficit	(35,956)	(26,510)
Total Stockholders’ Equity (Deficit)	141,436	(6,679)
Non-controlling Interests	392	225
Total Liabilities and Stockholders’ Equity (Deficit)	$163,460	$21,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for number of shares and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Revenue, net	$11,825	$3,908	$18,833	$4,921

Cost of goods sold	11,298	2,890	18,846	3,862

Gross (loss) profit	527	1,018	(13)	1,059

OPERATING EXPENSES
Research and development	774	743	1,656	1,943
Selling, general and administrative expenses	5,181	2,713	10,255	5,003
Total operating expenses	5,955	3,456	11,911	6,946

Operating loss	(5,428)	(2,438)	(11,924)	(5,887)
OTHER (EXPENSE) INCOME, NET
Interest (expense) income, net	55	(41)	23	(36)
Other expenses	(63)	—	(63)	—
Gain on extinguishment of notes payable	—	—	2,685	—
Other (expense) income, net	(8)	(41)	2,645	(36)
Net loss before non-controlling interest	(5,436)	(2,479)	(9,279)	(5,923)
Income (loss) attributable to non-controlling interest	200	(35)	167	(66)
Net loss attributable to Agrify Corporation.	$(5,636)	$(2,444)	$(9,446)	$(5,857)
Net loss per share attributable to common stockholders – basic and diluted	$(0.28)	$(0.60)	$(0.57)	$(1.46)
Weighted average common shares outstanding – basic and diluted	20,344,278	4,211,677	16,661,948	4,139,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Three and Six months ended June 30, 2020
	Common Stock		Preferred A Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’ Equity attributable to	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Agrify	Interests	Equity
Balance, January 1, 2020	3,616,125	$4	—	$—	$4,124	$(40)	$(4,893)	$(805)	$—	$(805)
Stock based compensation	—	—	—	—	61	—	—	61	—	61
Stock subscription	—	—	—	—	—	40	—	40	—	40
Issuance of Preferred A Stock	—	—	60,000	—	6,000	—	—	6,000	—	6,000
Investment in Agrify Valiant	—	—	—	—	—	—	—	—	40	40
Acquisition of TriGrow Systems	595,552	—	—	—	1,356	—	—	1,356	207	1,563
Net loss	—	—	—	—	—	—	(3,413)	(3,413)	(31)	(3,444)
Balance March 31, 2020	4,211,677	$4	60,000	$—	$11,541	$—	$(8,306)	$3,239	$216	$3,455
Stock based compensation					542			542		542
Issuance of Preferred A Stock			40,000		4,000			4,000		4,000
Net loss							(2,444)	(2,444)	(35)	(2,479)
Balance, June 30, 2020	4,211,677	$4	100,000	$—	$16,083	$—	$(10,750)	$5,337	$181	$5,518

	Three and Six months ended June 30, 2021
	Common Stock		Preferred A Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’ Equity attributable to	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Agrify	Interests	Equity
Balance, January 1, 2021	4,211,677	$4	100,000	$—	$19,827	$—	$(26,510)	$(6,679)	$225	$(6,454)
Stock based compensation	—	—	—	—	2,135	—	—	2,135	—	2,135
Beneficial conversion feature associated with amended Convertible Promissory Notes	—	—	—	—	3,869	—	—	3,869	—	3,869
Conversion of Convertible Notes	1,697,075	2	—	—	13,098	—	—	13,100	—	13,100
Issuance of common stock – Initial Public Offering (“IPO”), net of fees	6,210,000	6	—	—	56,955	—	—	56,961	—	56,961
Issuance of common stock – Secondary public offering, net of fees	6,388,888	6	—	—	79,833	—	—	79,839		79,839
Conversion of Preferred A Stock	1,373,038	1	(100,000)	—	(1)	—	—	—	—	—
Exercise of options	174,223	—	—	—	439	—	—	439	—	439
Exercise of warrants	240,233	—	—	—	5	—	—	5	—	5
Net loss	—	—	—	—	—	—	(3,810)	(3,810)	(33)	(3,843)
Balance March 31, 2021	20,295,134	$19	—	$—	$176,160	$—	$(30,320)	$145,859	$192	$146,051
Stock based compensation					931			931		931
Exercise of options	78,565				282			282		282
Net loss							(5,636)	(5,636)	200	(5,436)
Balance, June 30, 2021	20,373,699	$19	—	$—	$177,373	$—	$(35,956)	$141,436	$392	$141,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Agrify Corporation	$(9,446)	$(5,857)
Adjustments to reconcile net loss attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	313	147
Amortization of premium on investments	63	—
Interest on held to maturity bonds	(73)	—
Compensation in connection with the issuance of stock options	3,066	603
Non-cash interest expense	46	1
Gain on extinguishment of notes payable, net	(2,685)	—
Loss from disposal of fixed assets	25	113
Loss attributable to non-controlling interests	167	(66)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,122)	(11)
Prepaid inventory	(4,477)	(1,328)
Prepaid expenses and other receivables	(2,723)	79
Right of use assets, net	72	—
Accounts payable	86	61
Accrued expenses	12,841	505
Operating lease liabilities	(47)	—
Deferred revenue	57	(2,145)
Net cash used in operating activities	(13,837)	(7,898)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,102)	(77)
Purchase of held to maturity securities	(50,280)	—
Issuance of loan receivable	(483)	—
Cash paid for business combination, net of cash acquired	—	(1,096)
Net cash used in investing activities	(51,865)	(1,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Preferred A Stock	—	10,000
Proceeds from IPO, net of fees	56,961	—
Proceeds from Secondary public offering, net of fees	79,839	—
Proceeds from exercise of options	721	—
Proceeds from exercise of warrants	5	—
Payments of financing leases	(94)	—
Minority interest in Valiant	—	40
Proceeds from PPP Loan	—	779
Proceeds from issuance of common stock	—	40
Net cash provided by financing activities	137,432	10,859

Net increase in cash	71,730	1,788

Cash – Beginning of period	8,111	206

Cash – End of period	$79,841	$1,994
Supplemental disclosures of non-cash investing activities:
Equipment sold for loan receivable to customer	$289	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

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

The Company has five wholly-owned subsidiaries, AGM Service Corp LLC (formerly AGM Service Corp Inc.), TriGrow Systems, LLC (“TriGrow”, which acted as our exclusive distributor and which was acquired in January 2020 as TriGrow Systems, Inc. and converted to TriGrow Systems, LLC in May 2020), Harbor Mountain Holdings, LLC (“HMH”, which assembled and produced many of our products and which was acquired in July 2020), Ariafy Finance, LLC and Agxion, LLC. The Company also owns 50% of Teejan Podponics International LLC (“TPI”) since December 2018; 60% of Agrify-Valiant, LLC, formed in December 2019; and 75% of Agrify Brands, LLC (formerly TriGrow Brands, LLC, which was part of the January 2020 acquisition of TriGrow). For further details about the January 2020 and July 2020 acquisitions, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2021.

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

On February 19, 2021, the Company consummated a secondary public offering (the “February Offering”) of 5,555,555 shares of common stock for a price of $13.50 per share, less certain underwriting discounts and commissions. On March 22, 2021, the Company closed on the sale of an additional 833,333 shares of common stock on the same terms and conditions pursuant to the exercise of the underwriters’ over-allotment option. See Note 13 — Capital Structure for additional details.

Coronavirus (“COVID-19”) pandemic

The coronavirus (“COVID-19”) was first identified in people in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. It has significantly disrupted supply chains and businesses around the world. The extent and duration of the COVID-19 impact, on the operations and financial position of the Company and on the global economy, is uncertain. Uncertainty remains regarding the length of time it will take for the COVID-19 pandemic to subside, including the time it will take for vaccines to be broadly distributed and accepted in the United States and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic. The Company continues to service its customers amid uncertainty and disruption linked to COVID-19 and is actively managing its business to respond to the impact.

Note 2 — Summary of Significant Accounting Policies

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC, except for the recently adopted accounting pronouncements described below. The condensed consolidated statements of operations, stockholders’ equity, and cash flows for the three and six months ended June 30, 2021 and 2020, and the condensed consolidated balance sheet as of June 30, 2021, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 2, 2021. The results for interim periods are not necessarily indicative of a full year’s results.

Accounting for wholly-owned subsidiaries

The accompanying consolidated financial statements include the accounts of Agrify Corporation and its wholly-owned subsidiaries, AGM Service Corp LLC, TriGrow Systems, Inc., Harbor Mountain Holdings, LLC, Ariafy Finance, LLC, and Agxion, LLC, in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). We include the results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances are eliminated.

Accounting for joint-venture subsidiary

For the Company’s less than wholly owned subsidiaries, Agrify-Valiant, LLC, Agrify Brands, LLC and Teejan Podponics International LLC, the Company first analyzes whether these entities are a variable interest entity (a “VIE”) in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses (i) whether the joint venture is a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it is determined that the joint venture qualifies as a VIE and the Company is the primary beneficiary, it is consolidated.

Based on the Company’s analysis for these entities, the Company has determined that Agrify-Valiant, LLC and Agrify Brands, LLC are each a VIE and that the Company is the primary beneficiary. While the Company owns 60% of Agrify-Valiant, LLC’s equity interests and 75% of Agrify Brands, LLC’s equity interests, the remaining equity interests in Agrify-Valiant, LLC and Agrify Brands, LLC are owned by unrelated third parties, and the agreement with these third parties provides the Company with greater voting rights. Accordingly, the Company consolidates the financial statements of Agrify-Valiant, LLC and Agrify Brands, LLC under the VIE rules and reflects the third parties’ interests in the consolidated financial statements as a non-controlling interest. The Company records this non-controlling interest at its initial fair value, adjusting the basis prospectively for the third parties’ share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holders based on its economic ownership percentage. The investment in 50% of the shares of TPI is treated as an equity investment as the Company cannot exercise significant influence.

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

Fiscal Year

The Company, and its Subsidiaries, fiscal year ends on December 31 of each year.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash and deposits with maturities of three months or less as of June 30, 2021 and December 31, 2020.

Concentration of Credit Risk and Significant Customer

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of cash and accounts receivable. The Company places its cash with financial institutions in the United States. The cash balances are insured by the FDIC up to $250 per depositor with unlimited insurance for funds in noninterest-bearing transaction accounts through June 30, 2021. At times, the amounts in these accounts may exceed the federally insured limits.

The Company has certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represent 10% or more of the Company’s total accounts receivable.

For the three months and six months ended June 30, 2021, one customer accounted for 92.1% and 86.8% of revenue, respectively. For the three months and six months ended June 30, 2020, one customer accounted for 80.5% and 81.3% of revenue, respectively. At June 30, 2021 and 2020, two customers accounted for 88.2% and three different customers accounted for 54.2% of accounts receivable, respectively.

Research and Development Costs

The Company expenses research and development costs as incurred. During the three and six months ended June 30, 2020, the Company expensed $43 and $705, respectively, related to development of hardware solution for deployment of rapid grow solution During the three and six months ended June 30, 2020, the Company expensed additional costs of $107 related to research and development facility.

Shipping and Handling Charges

The Company incurs costs related to shipping and handling of its manufactured products. These costs are expensed as incurred as a component of cost of sales. Shipping and handling charges related to the receipt of raw materials are also incurred, which are recorded as a cost of the related inventory.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

Note 3 — Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments. This new standard requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company’s financial instruments within the scope of this guidance primarily includes accounts receivable, loans, held-to-maturity debt securities, and net investments in leases. In November 2019, the FASB issued ASU No. 2019-10, changing effective dates for the new standards to give implementation relief to certain types of entities. The Company is required to adopt the new standards no later than January 1, 2023 according to ASU 2019-10, with early adoption allowed. The adoption of this new accounting guidance had no impact on the Company’s consolidated financial position.

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

Disaggregation of Revenue — The following table provides revenue disaggregated by timing of revenue recognition:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Transferred at a point in time	$1,124	$3,558	$1,353	$4,571
Transferred over time	10,701	350	17,480	350
	$11,825	$3,908	$18,833	$4,921

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. At June 30, 2021, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Note 5 — Fair Value

Fair Values of Assets and Liabilities

We measure fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the assumptions that market participants would use in pricing an asset or liability (the inputs) are based on a tiered fair value hierarchy consisting of three levels, as follows:

Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar instruments in active markets or for similar markets that are not active.

Level 3: Unobservable inputs for which there is little or no market data which require us to develop our own assumptions about how market participants would price the asset or liability.

Valuation techniques for assets and liabilities include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

    At June 30, 2021 and December 30, 2020, our assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2021				December 30, 2020
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Mutual funds (included in cash and cash equivalents)	$72,612	$-	$-	$72,612	$-	$-	$-	$-
Held to maturity securities-current
Municipal bonds	14,960	-	-	14,960	-	-	-	-
Corporate bonds	20,970	-	-	20,970	-	-	-	-
Total held to maturity securities- current	$35,930	$-	$-	$35,930	$-	$-	$-	$-
Held to maturity securities-non-current
Municipal bonds	6,478	-	-	6,478	-	-	-	-
Corporate bonds	7,882	-	-	7,882	-	-	-	-
Total held to maturity securities- non -current	$14,360	$-	$-	$14,360	$-	$-	$-	$-
Loan receivable	$-	$-	$886	$886	$-	$-	$-	$-
Total assets	$122,902	$-	$886	$123,788	$-	$-	$-	$-
Liabilities
Notes payables, net of discount	$-	$-	$-	$-	$-	$-	$12,493	$12,493
Derivative liabilities	$-	$-	$-	$-	$-	$-	$7,141	$7,141
Long term debt	$-	$-	$833	$833	$-	$-	$829	$829
Total liabilities	$-	$-	$833	$833	$-	$-	$20,463	$20,463

Fair Value of Financial Instruments

    We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, loan receivable, accounts payable, notes payable, derivative liabilities, deferred revenue and long-term debt. Fair value information for each of these instruments is as follows:

•	Cash and cash equivalents, accounts receivable, accounts payable and deferred revenue liabilities fair values approximate their carrying values, due to the expected duration of these instruments.
•	Marketable securities classified as held to maturity, both current and non-current, are recorded at amortized cost, which at June 30, 2021, approximated fair value.
•	Loan receivable is recorded at amounts borrowed, which at June 30, 2021, approximated fair value.
•	We had certain derivative instruments accounted for at fair value. We held a convertible promissory note with a preferential conversion feature which qualifies as a derivative instrument. The fair value assumptions consider the nature of the conversion feature and the expected timeline to a qualifying conversion event.
•	We have borrowings of $833 and $829 as of June 30, 2021 and December 30, 2020, respectively. The fair value of these borrowings, which are classified as Level 3, approximates their carrying value at June 30, 2021 as the instrument carries a fixed rate of interest.

Marketable Securities

As of June 30, 2021, the Company held investments in mutual funds, municipal bonds and corporate bonds. The mutual funds are recorded at fair value in the accompanying consolidated balance sheet as part of cash and cash equivalents. The municipal and corporate bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheet. The fair values of these investments were estimated using recently executed transactions and market price quotations. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets we intend to hold longer than 12 months.

The composition of the Company’s cash and cash equivalents and marketable securities are as follows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents:
Cash deposits	$7,229	$8,111
Mutual funds	72,612	—
Total cash and cash equivalents	$79,841	$8,111

Current marketable securities:
Municipal bonds	$14,960	$—
Corporate bonds	20,970	—
Total current marketable securities	$35,930	$—

Non-current marketable securities:
Municipal bonds	$6,478	$—
Corporate bonds	7,882	—
Total non-current marketable securities	$14,360	$—

The amortized cost and estimated fair value of held-to-maturity securities as of June 30, 2021, are as follows:

	Amortized cost	Unrealized loss	Estimated fair value
Current marketable securities (due within 1 year)
Municipal bonds	$14,960	$(5)	$14,955
Corporate bonds	20,970	(28)	20,942
	$35,930	$(33)	$35,897

Non-current marketable securities (due in 1 year through 5 years)
Municipal bonds	$6,478	$(6)	$6,472
Corporate bonds	7,882	(19)	7,863
	$14,360	$(25)	$14,335

Note 6 — Loan Receivable

On May 6, 2021, the Company entered into definitive agreements with a customer to provide a secured bridge loan to that customer for working capital purposes in an amount of up to $820 at an interest rate of 18% per annum with maturity date of August 13, 2021. The bridge loan is secured by all of the customer’s assets. On June 30, 2021, the outstanding balance of the bridge loan was rolled into a Construction Loan (as discussed below).

On May 10, 2021, the Company entered into several definitive agreements with the customer for (1) facility build-out services in the amount of up to $2,500, (2) leasing of 60 AVFUs and other cultivation equipment, (3) subscription to Agrify Insights software, and (4) other business consultation services. The facility build-out is financed through construction loan advances which bear interest at a rate of 18% per annum, has a maturity date of 24 months from the date the customer commences commercial sales of its products from the AVFUs and is secured by a lien on all of the customer’s assets (“Construction Loan”). The equipment lease was for a term of 10 years. The customer will pay monthly rent based on production from the Company’s AVFUs. The subscription for Agrify Insights software and consultation services will be provided for a term of 10 years, for monthly fixed fees. As of June 30, 2021, the Company has not commenced any lease, subscription or consultation services with the customer.

As of June 30, 2021, the customer’s draw-down of principal amount plus accrued interest under the bridge loan of $748 was rolled into the Construction Loan.  In addition, on June 30, 2021, the Company agreed to make subsequent construction loans to the customer on similar terms to the existing Construction Loan for future construction needs subject to completion of planning and finalization of definitive documentation, which loans will bear interest at a rate of 12% per annum and have a maturity date of 36 months from the commencement of commercial sale of products harvested from the AVFUs to be installed in connection with the new construction phase.

As of June 30, 2021, the amount drawn under the Construction Loan is $955 (including the rolled over bridge loan) and is offset by deferred revenue related to the same customer. Amount receivable from the customer presented in the consolidated balance sheet as non-current loan receivable, net of an allowance for $69, amounted to $886.

Two of the Company’s employees own 36.6% of the customer’s equity. The Company analyzed whether the customer is a variable interest entity (a “VIE”) in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. Based on the Company’s analysis, the Company has determined that the customer is a VIE but since the Company is not the primary beneficiary of the customer, the Company is not required to consolidate the customer.

Note 7 — Prepaid Expenses and Other Receivables

Prepaid Expenses and Other Receivables consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Other Receivables	$85	$168
Prepaid software	76	48
Prepaid insurance	1,587	—
Construction deposits	1,143	—
Prepaid expenses	183	148
	$3,074	$364

Note 8 — Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Computer equipment	$240	$128
Furniture and fixture	83	16
Leasehold Improvements	264	10
Machinery	866	868
Vehicle	62	62
Leased equipment at customer	700	—
Total property and equipment	2,215	1,084
Less accumulated depreciation	(379)	(211)
Property and Equipment, Net	$1,836	$873

Depreciation expense for the three months ended June 30, 2021 and 2020 was $109 and $19, respectively, and $199 and $38 during the six months ended June 30, 2021 and 2020 respectively.

Note 9 — Capitalized website costs, net

Investments in the Company’s website are amortized over their estimated useful lives of 3 years. As of June 30, 2021 and December 31, 2020, amortizable website cost was $139, and accumulated amortization was $69 and $48, respectively. Amortization expense was $10 for the three months ended June 30, 2021 and 2020, and $21 and $20 for the six months ended June 30, 2021 and 2020, respectively.

Note 10 — Intangible Assets and Goodwill

Acquired intangible assets are initially recorded at fair value and tested periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment. The Company performs an impairment test of goodwill during the fourth quarter of each year or sooner, if indicators of potential impairment arise. There were no such indicators in the three and six months ended June 30, 2021.

The breakdown of acquisition-related intangible assets as of December 31, 2020 was as follows:

	Brand Rights	Customer Relationships	Total
December 31, 2020
Cost	$930	$850	$1,780
Accumulated amortization	(88)	(89)	(177)
Net	$842	$761	$1,603

The breakdown of acquisition-related intangible assets as of June 30, 2021 was as follows:

	Brand Rights	Customer Relationships	Total
June 30, 2021
Cost	$930	$850	$1,780
Accumulated amortization	(134)	(136)	(270)
Net	$796	$714	$1,510

Amortization expenses recorded in selling general and administrative in the income statement were $47 and $48 for the three months ended June 30, 2021 and 2020, respectively, and $94 and $83 during the six months ended June 30, 2021 and 2020, respectively.

Estimated amortization expense for the remainder of 2021 and subsequent years for acquired intangible assets:

(in thousands) Years Ending December 31,	Amount
Remaining 2021	$94
2022	187
2023	187
2024	187
2025	187
2026 and thereafter	668
Total	$1,510

Goodwill balance as of June 30, 2021 and December 31, 2020 was $632.

Note 11 — Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Accrued professional fees	$382	$1,135
Accrued consulting fees	167	97
Compensation related fees	847	225
Accrued construction costs	15,572	4,468
Financing lease liabilities	154	148
Operating lease liabilities	294	—
Accrued inventory purchases	992	164
Other accrued expenses	416	313
Total accrued expenses	$18,824	$6,550

Note 12 — Convertible Promissory Notes

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

Note 13 — Capital Structure

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

On January 11, 2021, the Company’s shareholders approved the amendment to the Series A Preferred Stock.

Initial Public Offering

On February 1, 2021, the Company completed an initial public offering (“IPO”) for the sale of 5,400,000 shares of common stock at a price of $10.00 per share. The Company also granted the underwriters: (a) a 45-day option to purchase up to 810,000 additional shares of common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO, and (b) warrants to purchase 162,000 shares of common stock (equal to 3% of the aggregate number of shares of common stock issued in the IPO) at an exercise price of $12.50 per share (which is equal to 125% of the IPO price). Subsequently, the underwriters exercised the over-allotment option, and on February 4, 2021, the Company closed on the sale of an additional 810,000 shares of common stock for a price of $10.00 per share and granted to the underwriters warrants to purchase 24,300 additional shares of common stock (equal to 3% of the amount of shares issued as part of the exercised of the over-allotment option) at an exercise price of $12.50 per share. The exercise of the over-allotment option brought the total number of shares of common stock sold by the Company in connection with the IPO to 6,210,000 shares and the total net proceeds received in connection with the IPO to approximately $57 million, after deducting underwriting discounts and estimated offering expenses.

Immediately prior to the closing of our IPO, all outstanding shares of Series A Preferred Stock and Notes were converted into 1,373,038 shares of common stock and 1,697,075 shares of common stock, respectively, at a conversion price of $7.72 per share.

Subsequent Public Offering

On February 19, 2021, the Company consummated a secondary public offering (the “February Offering”) for the sale of 5,555,555 shares of common stock for a price of $13.50 per share. The Company also granted the underwriters: (a) a 45-day option to purchase up to 833,333 additional shares of common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the February Offering, and (b) warrants to purchase 166,667 shares of common stock (equal to 3% of the aggregate number of shares of common stock issued in the February Offering) at an exercise price of $16.875 per share (which is equal to 125% of the February Offering). Subsequently, the underwriters exercised the over-allotment option, and on March 22, 2021, the Company closed on the sale of an additional 833,333 shares of common stock for a price of $13.50 per share and granted to the underwriters warrants to purchase 25,000 additional shares of common stock (equal to 3% of the amount of shares issued as part of the exercised of the over-allotment option) at an exercise price of $16.875 per share. The exercise of the over-allotment option brought the total number of shares of common stock sold by the Company in connection with the February Offering to 6,388,888 shares and the total net proceeds received in connection with the February Offering to approximately $80 million, after deducting underwriting discounts and estimated offering expenses.

Stock Option Plan

On June 4, 2019, the Company adopted and approved the 2019 Stock Option Plan (the “2019 Plan”) which provided for the issuance of 1,743,744 shares of our common stock. On August 10, 2020 and October 8, 2020, the Company’s board of directors and stockholders, respectively, approved an increase to the maximum number of shares of common stock authorized for issuance over the term of the 2019 Plan from 1,743,744 shares to 3,355,083 shares. As of June 30, 2021, there are no shares available to be granted under the 2019 Plan. Prior to the consummation of the Company’s IPO, the Company cancelled the 2019 Plan and converted these stock options to the 2020 Plan, as more fully described below. Under the 2019 Plan, the standard vesting schedule provided that 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. However, the Company’s board of directors was permitted to provide for alternative or accelerated vesting schedules in approving each stock option grant. In many cases, the Company’s board of directors included an accelerated vesting schedule under which 50% of the stock options granted vest immediately prior to a change of control transaction or the Company’s first underwritten public offering.

2020 Omnibus Equity Incentive Plan

On December 18, 2020, the Company’s board of directors, and on January 11, 2021, the Company’s stockholders, adopted and approved the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2019 Plan. The 2020 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. The aggregate number of shares of common stock that may be reserved and available for grant and issuance under the 2020 Plan is 4,533,732 shares. Shares will be deemed to have been issued under the 2020 Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the 2019 Plan or the 2020 Plan expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2020 Plan. The 2020 Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the board of directors.

On January 24, 2021, the Company’s Board of Directors approved grants of options to purchase an aggregate of 144,360 shares of common stock to its directors. The options will expire 10 years from the date of grant and have an exercise price per share of $4.86. 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter.

On February 17, 2021, the Company’s Board of Directors approved grants of options to purchase an aggregate of 1,050,000 shares of common stock to its directors and employees. The options will expire 10 years from the date of grant and have an exercise price per share of $13.84. The options vest in 36 equal monthly installments from the date of grant.

On February 18, 2021, the Company’s Board of Directors approved grants of options to purchase an aggregate of 10,000 shares of common stock to members of the Company’s Board of Advisors. The options will expire 10 years from the date of grant and have an exercise price per share of $14.49. The options were fully vested on the date of grant.

On May 16, 2021, the Company’s Board of Directors approved grants of options to purchase an aggregate of 219,083 shares of common stock to its employees. The options will expire 10 years from the date of grant and have an exercise price per share of $7.68. 33.3% of the options vest 12 months following issuance and the balance vests in 24 equal monthly installments thereafter.

The Company’s stock option compensation expense was $931 and $542 for the three months ended June 30, 2021 and 2020, respectively, and $3,066 and $603 for the six months ended June 30, 2021 and 2020, respectively. There was $10,125 of total unrecognized compensation cost related to unvested options granted under the Company’s options plans as of June 30, 2021. This stock option expense will be recognized through 2025.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

The following table summarizes the Company’s assumptions used in the valuation of options granted during the six months ended June 30, 2021:

Volatility	40%
Risk-free interest rate	1.10% – 1.63%
Dividend yield	0.00%
0% Expected life (years)	10
Forfeiture rate	0.00%

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

As of June 30, 2021, there were 311,244 shares available to be granted under the Company’s 2020 Plan.

The following table presents option activity under the Company’s stock option plans for the six months ended June 30, 2021 and 2020:

	Number of options	Weighted average exercise price	Aggregate Intrinsic value
Options outstanding at January 1, 2020	493,102	$3.16
Granted	1,622,719	2.31
Exercised	—	—
Forfeited	(502,301)	2.96
Expired	(108,057)	3.16
Options outstanding at June 30, 2020	1,505,463	$2.31	$—

Options outstanding at January 1, 2021	3,133,109	3.51
Granted	1,420,017	12.00
Exercised	(252,788)	2.84
Forfeited	(326,603)	3.74
Expired	(4,076)	2.28
Options outstanding at June 30, 2021	3,969,659	$6.57	$—

Options vested and exercisable as of June 30, 2020	289,530	$2.33
Options vested and exercisable as of June 30, 2021	1,801,684	$4.19

The following table summarizes information about options vested and exercisable at June 30, 2021:

	Options vested and exercisable
Price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$2.28	906,769	8.59	$2.28
$4.86	769,641	9.09	$4.86
$13.84	115,274	9.63	$13.84
$14.49	10,000	9.64	$14.49

The following table summarizes information about options expected to vest after June 30, 2021:

	Options expected to vest
Price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$2.28	389,677	8.89	$2.28
$4.86	624,493	9.35	$4.86
$7.68	219,083	9.69	$7.68
$13.84	934,726	9.63	$13.84

Note 14 — Employee Benefit Plan

The Company maintains an employee’s savings and retirement plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees become eligible to participate in the plan. The Company’s contribution to the plan is discretionary and during the three and six months ended June 30, 2021 and 2020, the Company did not contribute to the plan.

Note 15 — Net Loss Per Share

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

The components of basic and diluted net loss per share were as follows (in thousands, except share and per share data):

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to Agrify Corporation	$(5,636)	$(2,444)	(9,446)	(5,857)
Accrued dividend attributable to Preferred A Stockholders	—	(104)	(61)	(189)
Net loss available for common shareholders	$(5,636)	$(2,548)	(9,507)	(6,046)
Denominator:
Weighted-average common shares outstanding – basic and diluted	20,344,278	4,211,677	16,661,948	4,139,691
Net loss per share attributable to common stockholders – basic and diluted	$(0.28)	$(0.60)	$(0.57)	$(1.46)

During each of the three and six months ended June 30, 2021 and 2020, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion in the respective years shown below:

	Three and Six Months ended June 30,
	2021	2020
Options outstanding	3,969,659	1,505,463
Warrants outstanding	965,907	—
	4,935,566	1,505,463

Note 16 — Commitments and Contingencies

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

As the implicit interest rate in our leases was generally not known, we used our incremental borrowing rate as the discount rate for purposes of determining the present value of our lease liabilities. At June 30, 2021, our weighted average discount rate utilized for our leases was 8.04%.

When a contract contained lease and non-lease elements, both were accounted as a single lease component.

The Company had several non-cancellable finance leases for machinery and equipment. During the six months ended June 30, 2021, the Company entered into several leases for premises in Georgia and one office space lease in Billerica, Massachusetts. Those leases had terms of more than a year and were accounted as operating leases.

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

Additional information of our lease activity, for the three and six months ended June 30, 2021 and 2020, is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Operating lease cost	$70	$—	$84	$—
Finance lease cost:
Amortization of right-of-use assets	45	—	90	—
Interest on lease liabilities	11	—	22	—
Short-term lease cost	—	60	—	103
Total lease cost	$126	$60	$196	$103

	June 30, 2021	June 30, 2020
Weighted-average remaining lease term – operating leases	3.38 years	—
Weighted-average remaining lease term – finance leases	3.51 years	—
Weighted-average discount rate – operating leases	8.02%	—
Weighted-average discount rate – finance leases	8.08%	—

	June 30, 2021	December 31, 2020

Right-of-use assets, net	$1,283	$544

Operating lease liabilities, current	294	—
Operating lease liabilities, non- current	548	—
Total operating lease liabilities	$842	$—

Finance lease liabilities, current	$154	$148
Finance lease liabilities, non- current	356	434
Total operating lease liabilities	$510	$582

As of June 30, 2021, the maturities of lease liabilities under non-cancellable finance leases were as follows:

	Operating lease	Finance lease	Total
For the year ending December 31,
2021	$170	$95	$265
2022	359	181	540
2023	166	154	320
2024	105	91	196
2025	107	50	157
Thereafter	63	16	79
Total minimum lease payments	970	587	1,557
Less imputed interest	(128)	(77)	(205)
Total lease liabilities	$842	$510	$1,352

Legal Proceedings

On January 5, 2021, the Company received a demand letter from Nicholas Cooper and Richard Weinstein (two of the Company’s former employees) and one of Mr. Cooper’s affiliated entities, asserting that Messrs. Cooper and Weinstein were entitled to compensation arising out of their employment by the Company, and their partial ownership of TriGrow Systems, Inc. The demand letter asserts that the former employees are due certain sales commissions under their applicable bonus plan, equity earn-outs based on certain sales targets, and various equity purchases through our employee stock ownership plan. The demand letter also asserts various employment claims, including but not limited to, statutory wage withholding violations, wrongful termination, breach of contract, breach of the duty of good faith and fair dealing, fraud in the inducement, promissory estoppel, minority shareholder oppression, breach of fiduciary duty, unjust enrichment, and violations of state and federal securities laws.

On January 19, 2021, Messrs. Cooper and Weinstein filed a lawsuit against the Company in the United States District Court for the Western District of Washington, alleging the same claims made in their demand letter based on the facts disclosed above. The plaintiffs are seeking relief in the form of monetary damages in an amount to be determined. Messrs. Cooper and Weinstein are also seeking relief in the form of reinstatement and Mr. Weinstein is seeking rescission of his Release of Claims Agreement. On March 10, 2021, the Company moved to dismiss all Cooper and Weinstein’s claims, asserting that the claims failed to allege legal grounds for relief. On May 12, 2021, a Magistrate issued a preliminary Report and Recommendation, which recommended dismissal of certain of Cooper and Weinstein’s claims, and recommended others for additional factual discovery. On July 27, 2021, a District Judge entered an order partially adopting the Report and Recommendation, dismissing one claim with prejudice, dismissing a second claim with leave to amend, and permitting the remaining claims to proceed. The Company does not believe these claims have any merit and intend to vigorously defend against them.

Additionally, on July 29, 2021, the Company filed a separate arbitration in Boston, Massachusetts against Cooper and Weinstein, in which the Company alleges that Cooper and Weinstein were liable for certain conduct during the time they were TriGrow employees, including breach of fiduciary duty, unjust enrichment, usurpation of corporate opportunity, conversion, fraudulent concealment, and false representation.  Also on July 29, 2021, the Company submitted a claim for indemnification to certain legacy TriGrow Systems, Inc. shareholders (the “Indemnifying Stockholders”).  The claim for indemnification relates to conduct by Cooper and Weinstein during the time they were TriGrow employees.

Supply agreement with Mack Molding Co.

In December 2020, the Company entered into a five-year supply agreement with Mack Molding Co. (“Mack”) pursuant to which Mack will become a key supplier of our AVFUs. In February 2021, the Company placed a purchase order with Mack amounting to approximately $5,200 towards initial production of AVFUs during 2021. In June 2021, the Company increased the purchase order with Mack to approximately $11,500 towards production of AVFUs during 2021 and 2022. We believe the supply agreement with Mack will provide us with increased scaling capabilities and the ability to more efficiently meet the potential future demand of our customers. The supply agreement contemplates that, following an introductory period, we will negotiate a minimum percentage of our AVFU requirements that we will purchase from Mack each year based on the agreed upon pricing formula. The introductory period is not time-based but rather refers to the production of an initial number of units after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. We believe this approach will result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack.

Distribution Agreements with Related Parties

On June 7, 2019, the Company entered into a distribution agreement with Bluezone Products, Inc. (“Bluezone”) for distribution rights to the Bluezone products with certain exclusivity rights. The agreement requires minimum purchases amounting to $480 and $600 for the first and second contract anniversary years. The agreement auto renews for successive one-year periods unless earlier terminated. In March 2021, the Company notified Bluezone of non-renewal of the agreement which means it will end on May 31, 2021. The Company exceeded the minimum purchase amount for the first year and purchased approximately $532 of the committed $660 second year purchases through June 30, 2021. Bluezone is a related party to the Company.

On March 9, 2020, the Company entered into a distribution agreement with Enozo Technologies Inc. (“Enozo”), for an initial term of five years with auto renewal for successive one-year periods unless earlier terminated. The agreement contains the following minimum purchases to retain exclusive distributor status for one of our products: for the period from the contract date until December 31, 2021 for $375, for the year ended December 31, 2022 for $750, and for the year ended December 31, 2023 for $1,125, which amount may increase by 3% for the later years. The Company had no purchases of that Enozo product during the six months ended June 30, 2021 and 2020. Enozo is a related party to the Company.

Committed Purchase Agreement with Related party

On July 28, 2020, the Company entered into a purchase agreement with 4D Bios (“4D”) to secure purchases of horticultural equipment. The agreement requires minimum purchases of between $577 and $607 of 4D products until December 31, 2020. 4D is a related party to the Company.

For the year ended December 31, 2020, the Company’s purchase commitment totaled $1,904. The Company settled $1,056 and accrued $848 of such commitment, leaving no open committed purchases as of June 30, 2021.

Note 17 — Related Parties

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

The following table describes the net purchasing (sales) activity with entities identified as related parties to the Company:

	Three Months ended June 30,		Six Months ended June 30,
(In thousands)	2021	2020	2021	2020
Bluezone	$93	$352	$93	$419
4D Bios	$—	$9	$447	$142
Enozo	$—	$53	$—	$53
Valiant Americas, LLC.	$640	$482	$1,717	$482
Living Greens farm	$—	$—	$(58)	$—

The following table summarizes net related party (payable) receivable as of June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Bluezone	$(64)	$(7)
4D Bios	$—	$—
Valiant Americas, LLC.	$(2,703)	$(4,246)
Living Greens Farm	$58	$—

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

Except as otherwise indicated herein or as the context otherwise requires, references in this quarterly report to “we,” “us,” “our,” “Company,” and “Agrify” refer to Agrify Corporation, a Nevada corporation.

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

We have five wholly-owned subsidiaries, AGM Service Corp LLC (formerly AGM Service Corp Inc.), TriGrow Systems, LLC (“TriGrow”, which acted as our exclusive distributor and which was acquired in January 2020 as TriGrow Systems, Inc. and converted to TriGrow Systems, LLC in May 2020), Harbor Mountain Holdings, LLC (“HMH”, which assembled and produced many of our products and which was acquired in July 2020), Ariafy Finance, LLC and Agxion, LLC. We also own 50% of Teejan Podponics International LLC (“TPI”) since December 2018; 60% of Agrify-Valiant, LLC, formed in December 2019; and 75% of Agrify Brands, LLC (formerly TriGrow Brands, LLC, which was acquired as part of the January 2020 acquisition of TriGrow). For further details about the January 2020 and July 2020 acquisitions please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2021.

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

Impact of Coronavirus (“COVID-19”) Pandemic

The coronavirus (“COVID-19”) was first identified in people in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. It has significantly disrupted supply chains and businesses around the world. The extent and duration of the COVID-19 impact, on our operations and financial position and on the global economy, is uncertain. Uncertainty remains regarding the length of time it will take for the COVID-19 pandemic to subside, including the time it will take for vaccines to be broadly distributed and accepted in the United States and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic. We continue to service our customers amid uncertainty and disruption linked to COVID-19 and are actively managing our business to respond to the impact.

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

We generally provide a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, we accrue for product warranties when the loss is probable and can be reasonably estimated. At June 30, 2021, we had no product warranty accrual our de minimis historical financial warranty experience.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue, net	$11,825,000	$3,908,000	$18,833,000	$4,921,000

Cost of goods sold	11,298,000	2,890,000	18,846,000	3,862,000

Gross (loss) profit	527,000	1,018,000	(13,000)	1,059,000

OPERATING EXPENSES
Research and development	774,000	743,000	1,656,000	1,943,000
Selling, general and administrative expenses	5,181,000	2,713,000	10,255,000	5,003,000
Total operating expenses	5,955,000	3,456,000	11,911,000	6,946,000

Operating loss	(5,428,000)	(2,438,000)	(11,924,000)	(5,887,000)
OTHER (EXPENSE) INCOME, NET
Interest expense (income), net	55,000	(41,000)	23,000	(36,000)
Other expenses	(63,000)	—	(63,000)	—
Gain on extinguishment of notes payable	—	—	2,685,000	—
Other (expense) income, net	(8,000)	(41,000)	2,645,000	(36,000)
Net loss before non-controlling interest	(5,436,000)	(2,479,000)	(9,279,000)	(5,923,000)
Gain (loss) attributable to non-controlling interest	200,000	(35,000)	167,000	(66,000)
Net loss attributable to Agrify Corporation.	$(5,636,000)	$(2,444,000)	$(9,446,000)	$(5,857,000)
Net loss per share attributable to common stockholders – basic and diluted	$(0.28)	$(0.60)	$(0.57)	$(1.46)
Weighted average common shares outstanding – basic and diluted	20,344,278	4,211,677	16,661,948	4,139,691

Revenues

Our goal is to provide our customers with a variety of products to address their entire indoor agriculture needs. Our core product offering includes our Agrify Vertical Farming Units (or AVFUs) and Agrify Integrated Grow Racks with our Agrify Insights™ software, which in 2020 and 2021 are supplemented with environmental control products, grow lights, and facility build-out services.

During the first quarter of 2020 and in parallel with the outbreak of the COVID-19 virus, we experienced a disruption in the supply chain that delay the delivery of several components necessary to the manufacturing of our AVFUs and, as a result, delivery of several AVFUs was delayed to April 2020.

We generate revenue from sales of cultivation solutions, including ancillary products and services, Agrify Insights™ software and facility build-outs. We believe that our product mix form an integrated ecosystem which allows us to be engaged with our potential customers from early stages of the grow cycle — first during the facility build-out, to the choice of cultivation solutions and then running the grow business with our Agrify Insights software. We believe that delivery of each solution in the grow cycle will generate sales of additional solutions and services.

The following table provides a breakdown of our revenue for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cultivation solutions, including ancillary products and services	$1,037,000	$3,486,000	$1,266,000	$4,495,000
Agrify Insights software	—	—	8,000	—
Facility build-outs	10,701,000	422,000	17,472,000	422,000
Services	87,000	—	87,000	4,000
	$11,825,000	$3,908,000	$18,833,000	$4,921,000

Revenue for the three months ended June 30, 2021 and 2020 was generated mainly from facility build outs and cultivation solutions, respectively. For the three months ended June 30, 2021 and 2020, we sold 18 and 129 AVFUs, respectively.

Revenue for the six months ended June 30, 2021 and 2020 was generated mainly from facility build outs and cultivation solutions, respectively. For the six months ended June 30, 2021 and 2020, we sold 22 and 179 AVFUs, respectively.

We believe that the addition of the facility build-outs to our products and services offering will enhance our customer relationship and will increase the productivity of our AVFUs which will benefit our customers. We expect that during the second half of 2021 the majority of our revenue will continue to be generated from facility build-outs.

Cost of Revenues

Cost of goods sold include direct cost of parts and outsourced assembly and installation services that are necessary for delivery of our products.

The following table provides a breakdown of our cost of revenue for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cultivation solutions, including ancillary products and services	$1,117,000	$2,468,000	$1,886,000	$3,440,000
Facility build-outs	10,181,000	422,000	16,960,000	422,000
	$11,298,000	$2,890,000	$18,846,000	$3,862,000

During the first six months of 2020, we outsourced the manufacturing of our AVFUs to HMH, which we acquired in July 2020. Although the primary reason we acquired HMH was to expand our research, development and testing capabilities, the acquisition will also provide us with internal capabilities to manufacture small quantities of AVFUs and to reduce our cost of manufacturing. In addition, in December 2020, we entered into a five year supply agreement with Mack Molding Co. (“Mack”) pursuant to which Mack will become a key supplier of our AVFUs. In February 2021, we placed a purchase order with Mack amounting to approximately $5,200,000 towards initial production of AVFUs during 2021. In June 2021, the Company increased the purchase order with Mack to approximately $11,500,000 towards production of AVFUs during 2021 and 2022. We believe the supply agreement with Mack will provide us with increased scaling capabilities and the ability to meet the potential future demand of our customers more efficiently. The supply agreement contemplates that, following an introductory period, we will negotiate a minimum percentage of our AVFU requirements that we will purchase from Mack each year based on the agreed upon pricing formula. The introductory period is not time-based but rather refers to the production of an initial number of units after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. We believe this approach will result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack.

Gross Profit

Our gross profit (loss) represents total revenue less the cost of goods sold, and gross margin percentage is gross profit (loss) expressed as a percentage of total revenue. For the three months ended June 30, 2021, our gross profit was $527,000 compared to a gross profit of $1,018,000 for the three months ended June 30, 2020. For the six months ended June 30, 2021, our gross loss was $13,000 compared to a gross profit of $1,059,000 for the six months ended June 30, 2020.

Our gross profit (loss) margin percentage decreased to 4.5% for the three months ended June 30, 2021 compared to 26.0% in the same period in 2020. The decrease in gross profit was primarily related to (i) employee-related expenses, including salaries, benefits, and stock-based compensation of $300,000 related to production and assembling operation in HMH which was acquired in the third quarter of 2020, and (ii) revenue mix that included higher revenue from facility build-outs, which contributes lower gross profit margin compared to sale of our AVFUs.

Our gross profit (loss) margin percentage decreased to less than (1%) for the six months ended June 30, 2021 compared to 21.5% in the same period in 2020. The decrease (increase) in gross profit (loss) was primarily related to (i) inventory obsolescence reserve during the six months ended June 30, 2021 in the amount of $113,000 due to change in design as we transition to our more advanced AVFUs model, (ii) employee-related expenses, including salaries, benefits, and stock-based compensation of $644,000 related to production and assembling operation in HMH which was acquired in the third quarter of 2020, and (ii) revenue mix that included higher revenue from facility build-outs, which contributes lower gross profit margin compared to sale of our AVFUs.

Research and Development Expenses

Research and development expenses consisted primarily of costs incurred for the development of our Agrify Insights software and next generation AVFUs, which includes:

●	employee-related expenses, including salaries, benefits, and travel;

●	expenses incurred by subcontractor under agreements to provide engineering work related to the development of our next generation AVFUs;

●	expenses related to our facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

For the three months ended June 30, 2021 and 2020, research and development expenses were $774,000 and $743,000, respectively. The increase of $31,000 is primarily attributable to increase in employee-related expenses, including salaries, benefits, and stock-based compensation of $151,000, and increase in other costs amounting to $143,000. The increase in expenses was offset by decrease in consulting fees of $111,000 and a decrease in expenses attributable to halted development of hardware solution for deployment of rapid grow solution of $151,000 in the second quarter of fiscal 2020.

For the six months ended June 30, 2021 and 2020, research and development expenses were $1,656,000 and $1,943,000, respectively. The decrease of $287,000 is primarily attributable to halted development of hardware solution for deployment of rapid grow solution of $813,000 in the first quarter of fiscal 2020 and decrease in consulting fees of $245,000. The decrease in expenses was offset by an increase in payroll and related expenses in the amount of approximately $374,000, increase in other costs amounting to $197,000 and an increase in stock-based compensation in the amount of $201,000, including a non-recurring expense of $176,000 related to vesting acceleration of options upon the consummation of our IPO.

As a percentage of net revenue, research and development expenses were 6.5% and 19%, respectively, from total revenue for the three months ended June 30, 2021 and 2020 (or 6.5% and 15% when excluding the one-time halted cost). As a percentage of net revenue, research and development expenses were 8.8% and 39%, respectively, from total revenue for the six months ended June 30, 2021 and 2020 (or 8.8% and 23% when excluding the one-time halted cost). We expect to continue to invest in future developments of our AVFUs and Agrify Insights™ software. In the coming years, we believe that research and development expenses measured as percentage of revenue will decrease due to an increase in our total revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs for personnel, including stock-based compensation and travel expenses, in selling, executive and other administrative functions. Other general and administrative expenses include professional fees for legal, consulting and accounting services as well as facility related costs.

For the three months ended June 30, 2021 and 2020, general and administrative expenses were $5,181,000 and $2,713,000, respectively. The increase is attributable mainly to payroll and related expenses of approximately $884,000, stock-based compensation in the amount of $411,000, insurance expenses of approximately $663,000 and depreciation and amortization expenses of approximately $115,000. The increase in expenses was offset by a decrease of $232,000 in professional fees.

For the six months ended June 30, 2021 and 2020, general and administrative expenses were $10,255,000 and $5,003,000, respectively. The increase is attributable mainly to payroll and related expenses of approximately $1,244,000, stock-based compensation in the amount of $2,143,000, insurance expenses of approximately $1,108,000, legal expenses of approximately $133,000 and depreciation and amortization expenses of approximately $244,000. To support our long-term growth plan and our initial public offering, we have granted stock options to officers, directors and employees with several vesting conditions, including an event-based vesting acceleration (defined as a change in control, including an initial public offering). As a result of the consummation of our IPO, our selling, general and administrative expenses included a non-recurring expense of $1,248,000.

Other (Income) Expense, Net

Interest income was $55,000 for the three months ended June 30, 2021, compared to interest expense of $41,000 for the three months ended June 30, 2020, reflecting a change of $96,000. Interest income was $23,000 for the six months ended June 30, 2021, compared to interest expense of $36,000 for the six months ended June 30, 2020, reflecting a change of $59,000. The increase in interest income is attributable mainly to interest from held to maturity securities.

Other expenses of $63,000 for the three and six months ended June 30, 2021, compared to null for the three and six months ended June 30, 2020 are attributable to amortization of premiums related to the held to maturity securities.

Gain on extinguishment of notes payable was null and $2,685,000 for the three and six months ended June 30, 2021, respectively, compared to null for the three and six months ended June 30, 2020.

Loss Attributable to Non-Controlling Interest

We consolidate the results of operations of two less than wholly-owned entities into our consolidated results of operations. On December 8, 2019, we formed Agrify-Valiant, LLC, a joint-venture limited liability company in which we are 60% majority owner and Valiant-America, LLC owns 40%. Agrify-Valiant, LLC started its operations during the second quarter of 2020. On January 22, 2020, as part of the acquisition of TriGrow, we received TriGrow’s 75% interest in Agrify Brands, LLC (formerly TriGrow Brands, LLC), a licensor of an established portfolio of consumer brands that utilize our grow technology. The license of these brands is ancillary to the sale of our AVFUs and provides a means to differentiate customers’ products in the marketplace. It is not a material aspect of our business and we have not realized any royalty income. Accordingly, we are currently evaluating whether to continue this legacy business from an operational standpoint, as well as from a legal and regulatory perspective.

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

Indebtedness

We entered into two Loan Agreements and Promissory Notes (collectively the “PPP Loan”) with Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. We received total proceeds of $823,410 from the unsecured PPP Loans which are scheduled to mature during 2022 and 2025. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. We have not yet applied for forgiveness of the PPP Loan and although we believe that we will be eligible for full forgiveness under the PPP, there is no assurance that the full PPP Loan amount will be forgiven and we cannot anticipate the timing of any such forgiveness. If the principal amount is not forgiven in full, we would be obligated to repay any principal amount not forgiven and interest accrued thereon.

Cash Flows

The following table presents the major components of net cash flows (used in) and provided by operating, investing and financing activities for the three and six months ended June 30, 2021, and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cash (used in) provided by:
Operating Activities	$(6,558,000)	$(3,978,000)	$(13,837,000)	$(7,898,000)
Investing Activities	$(51,723,000)	$(18,000)	$(51,865,000)	$(1,173,000)
Financing Activities	$235,000	$4,779,000	$137,432,000	$10,859,000

Cash Flow from Operating Activities

For the three months ended June 30, 2021, we incurred a net loss of $5,636,000, which included non-cash expenses of $166,000 related to depreciation and amortization, $931,000 in connection with the issuance and acceleration of stock options, non-cash interest expenses of $13,000 related to leases, and gain attributed to non-controlling interest in the amount of $200,000. Net cash was reduced by a $5,904,000 increase in accounts receivable, a $1,147,000 increase in prepaid inventory due to demand forecast and a $568,000 increase in prepaid expenses, partially offset by a $5,481,000 increase in accrued expenses ($5,024,000 related to construction costs).

For the six months ended June 30, 2021, we incurred a net loss of $9,446,000, which included non-cash expenses of $313,000 related to depreciation and amortization, $3,066,000 in connection with the issuance and acceleration of stock options, non-cash interest expenses of $46,000 related to leases, and gain attributed to non-controlling interest in the amount of $167,000. Net cash was reduced by a $11,122,000 increase in accounts receivable, a $4,477,000 increase in prepaid inventory due to demand forecast and a $2,723,000 increase in prepaid expenses, partially offset by a $12,841,000 increase in accrued expenses ($11,104,000 related to construction costs).

For the three months ended June 30, 2020, we reported a net loss of $2,444,000, which included non-cash expenses of $81,000 related to depreciation and amortization, loss from disposal of fixed assets of $111,000 and $542,000 in connection with issuance of stock options. Net cash was reduced by a $130,000 increase in accounts receivable and a $3,036,000 decrease in deferred revenue, partially offset by a $597,000 increase in accrued expenses, a $254,000 increase in accounts payable and a $159,000 decrease in prepaid and other expenses.

For the six months ended June 30, 2020, we reported a net loss of $5,857,000, which included non-cash expenses of $147,000 related to depreciation and amortization, loss from disposal of fixed assets of $113,000 and $603,000 in connection with issuance of stock options. Net cash was reduced by a $1,328,000 increase in inventory due to demand forecast and a $2,145,000 decrease in deferred revenue, partially offset by a $505,000 increase in accrued expenses, a $61,000 increase in accounts payable and a $79,000 decrease in prepaid and other expenses.

For the three months ended June 30, 2021 and 2020, depreciation and amortization expense was $166,000 and $81,000, respectively. For the six months ended June 30, 2021 and 2020, depreciation and amortization expense was $313,000 and $147,000, respectively. The increase in depreciation and amortization expenses mainly related to assets acquired from HMH. We anticipate that our depreciation and amortization expense will increase in fiscal 2021 due to investment in capital expenditures in fiscal 2021 on property and equipment to expand research, development and testing capabilities.

For the three months ended June 30, 2021 and 2020, compensation expenses in connection with issuance of stock options were $931,000 and $542,000, respectively. For the six months ended June 30, 2021 and 2020, compensation expenses in connection with issuance of stock options were $3,066,000 (of which $1,502,000 related to the acceleration of stock option vesting due to our IPO) and $603,000, respectively. As of June 30, 2021, there were $10,125,000 of total unrecognized compensation expenses related to unvested options granted under our options plans, which will be recognized periodically through fiscal 2025.

Cash Flow from Investing Activities

Net cash used in investing activities relates to capital expenditures and purchase of held to maturity securities. The capital expenditures support growth and investment in property and equipment, to expand research, development and testing capabilities and, to a lesser extent, the replacement of existing equipment.

For the three months ended June 30, 2021, net cash used in investing activities was $960,000 for leased equipment, leasehold improvements, purchasing computer equipment and small machinery, a $483,000 issuance of loan receivable and $50,280,000 purchases of held to maturity securities. For the six months ended June 30, 2021, net cash used in investing activities was $1,102,000 for leasehold improvements, purchasing computer equipment and small machinery, a $483,000 issuance of loan receivable and $50,280,000 purchases of held to maturity securities.

For the three months ended June 30, 2020, net cash used in investing activities was $18,000, mainly related to purchasing of computer equipment and small machinery. For the six months ended June 30, 2020, net cash used in investing activities was $1,173,000, which included $1,096,000 paid in connection with the acquisition of TriGrow and a $77,000 cash outflow for purchasing computer equipment and small machinery.

Cash Flow from Financing Activities

For the three months ended June 30, 2021, net cash provided by financing activities was $282,000 related to proceeds from the exercise of options, which were offset by payments of financing leases in the amount of $47,000. For the six months ended June 30, 2021, net cash provided by financing activities was $137,432,000, attributable to $57,000,000 proceeds from our initial IPO, $80,000,000 from our secondary public offering, both net of fees, and proceeds from the exercise of options and warrants of $726,000, offset by $94,000 payments of financing leases.

For the three months ended June 30, 2020, net cash provided by financing activities was $4,779,000, consisting of $4,000,000 proceeds from the issuance of our series A Preferred Stock and $779,000 from proceeds from a PPP loan. For the six months ended June 30, 2020, net cash provided by financing activities was $10,859,000, consisting mainly $10,000,000 proceeds from the issuance of our series A Preferred Stock and $779,000 from proceeds from a PPP loan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to various claims, legal actions and regulatory proceedings arising in the ordinary course of business. On January 5, 2021, we received a demand letter from Nicholas Cooper and Richard Weinstein (two of our former employees) and one of Mr. Cooper’s affiliated entities, asserting that Messrs. Cooper and Weinstein were entitled to compensation arising out of their employment by us, and their partial ownership of TriGrow Systems, Inc. The demand letter asserts that the former employees are due certain sales commissions under their applicable bonus plan, equity earn-outs based on certain sales targets, and various equity purchases through our employee stock ownership plan. The demand letter also asserts various employment claims, including but not limited to, statutory wage withholding violations, wrongful termination, breach of contract, breach of the duty of good faith and fair dealing, fraud in the inducement, promissory estoppel, minority shareholder oppression, breach of fiduciary duty, unjust enrichment, and violations of state and federal securities laws.

On January 19, 2021, Messrs. Cooper and Weinstein filed a lawsuit against us in the United States District Court for the Western District of Washington, alleging the same claims made in their demand letter based on the facts disclosed above. The plaintiffs are seeking relief in the form of monetary damages in an amount to be determined. Messrs. Cooper and Weinstein are also seeking relief in the form of reinstatement and Mr. Weinstein is seeking rescission of his Release of Claims Agreement. On March 10, 2021, we moved to dismiss all Cooper and Weinstein’s claims, asserting that the claims failed to allege legal grounds for relief. On May 12, 2021, a Magistrate issued a preliminary Report and Recommendation, which recommended dismissal of certain of Cooper and Weinstein’s claims, and recommended others for additional factual discovery. On July 27, 2021, a District Judge entered an order partially adopting the Report and Recommendation, dismissing one claim with prejudice, dismissing a second claim with leave to amend, and permitting the remaining claims to proceed. We do not believe these claims have any merit and intend to vigorously defend against them (see Note 16, Commitments and Contingencies).

Additionally, on July 29, 2021, we filed a separate arbitration in Boston, Massachusetts against Cooper and Weinstein, in which we allege that Cooper and Weinstein were liable for certain conduct during the time they were TriGrow employees, including breach of fiduciary duty, unjust enrichment, usurpation of corporate opportunity, conversion, fraudulent concealment, and false representation. Also on July 29, 2021, we submitted a claim for indemnification to certain legacy TriGrow Systems, Inc. shareholders (the “Indemnifying Stockholders”). The claim for indemnification relates to conduct by Cooper and Weinstein during the time they were TriGrow employees.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of our equity securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial and accounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: August 12, 2021