Form 10-Q
period 2021-09-30
Agrify Corp
filed 2021-11-12
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-39946

AGRIFY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	30-0943453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

76 Treble Cove Rd.

Building 3, Unit 3

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2021
Common Stock, $0.001 par value	21,270,977

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Cash and cash equivalents	$44,746	$8,111
Marketable securities	62,261	—
Accounts receivable, net of allowance for doubtful accounts of $228 and $54, as of September 30, 2021 and December 31, 2020, respectively.	11,873	4,014
Inventory	10,109	5,170
Deferred IPO costs	—	981
Prepaid expenses and other receivables	3,876	364
Total current assets	132,865	18,640

Non-current marketable securities	6,253	—
Loan receivable	13,092	—
Property and equipment, net	4,189	873
Operating lease right-of-use assets	744	—
Goodwill	632	632
Intangible assets acquired through business combination, net	1,463	1,603
Capitalized website costs, net	60	91
Total Assets	$159,298	$21,839

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,742	$693
Accrued expenses and other current liabilities	13,371	6,550
Notes payable, net of debt discount of $0 and $4,777 as of September 30, 2021 and December 31, 2020, respectively	—	12,493
Derivative liabilities	—	7,141
Deferred revenue	893	152
Total current liabilities	23,006	27,029

Other non-current liabilities	300	435
Operating lease liabilities	484	—
Long-term debt	833	829
Total Liabilities	$24,623	$28,293

Commitments and contingencies (Note 16)

Stockholders’ Equity
Common stock, 50,000,000 shares, $0.001 par value authorized as of September 30, 2021 and December 31, 2020, respectively; 21,261,383 and 4,211,677 shares issued at September 30, 2021 and December 31, 2020, respectively	20	4
Preferred stock 2,895,000 shares, $0.001 par value authorized as of September 30, 2021 and December 31, 2020, respectively; 0 shares issued as of September 30, 2021 and December 31, 2020, respectively	—	—
Preferred A stock 105,000 shares, $0.001 par value authorized as of September 30, 2021 and December 31, 2020, respectively; 0 and 100,000 shares issued at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	179,991	19,827
Accumulated deficit	(45,714)	(26,510)
Total Stockholders’ Equity (Deficit)	134,297	(6,679)
Non-controlling Interests	378	225
Total Liabilities and Stockholders’ Equity	$159,298	$21,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Revenue, net	$15,751	$2,813	$34,584	$7,734

Cost of goods sold	16,131	3,012	34,977	6,874

Gross (loss) profit	(380)	(199)	(393)	860

OPERATING EXPENSES
Research and development	827	449	2,483	2,392
Selling, general and administrative expenses	8,595	1,937	18,850	6,940
Total operating expenses	9,422	2,386	21,333	9,332

Operating loss	(9,802)	(2,585)	(21,726)	(8,472)
OTHER INCOME (EXPENSE), NET
Interest income (expense), net	45	(103)	68	(139)
Other expenses	(15)	—	(78)	—
Gain on extinguishment of notes payable	—	—	2,685	—
Other income (expense), net	30	(103)	2,675	(139)
Net loss before non-controlling interest	(9,772)	(2,688)	(19,051)	(8,611)
(Loss) income attributable to non-controlling interest	(14)	17	153	(49)
Net loss attributable to Agrify Corporation.	$(9,758)	$(2,705)	$(19,204)	$(8,562)
Net loss per share attributable to common stockholders – basic and diluted	$(0.47)	$(0.67)	$(1.07)	$(2.13)
Weighted average common shares outstanding – basic and diluted	20,834,388	4,211,677	18,068,736	4,163,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three and Nine months ended September 30, 2020
	Common Stock		Preferred A Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’ Equity attributable to	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Agrify	Interests	Equity
Balance, January 1, 2020	3,616,125	$4	—	$—	$4,124	$(40)	$(4,893)	$(805)	$—	$(805)
Stock-based compensation	—	—	—	—	603	—	—	603	—	603
Stock subscription	—	—	—	—	—	40	—	40	—	40
Issuance of Preferred A Stock	—	—	100,000	—	10,000	—	—	10,000	—	10,000
Investment in Agrify Valiant	—	—	—	—	—	—	—	—	40	40
Acquisition of TriGrow Systems	595,552	—	—	—	1,356	—	—	1,356	207	1,563
Net loss	—	—	—	—	—	—	(5,857)	(5,857)	(66)	(5,923)
Balance June 30, 2020	4,211,677	$4	100,000	$—	$16,083	$—	$(10,750)	$5,337	$181	$5,518
Stock-based compensation	—	—	—	—	200	—	—	200	—	200
Warrants issued and recorded as debt discount in connection with notes payable issuances	—	—	—	—	1,362	—	—	1,362	—	1,362
Net loss	—	—	—	—	—	—	(2,705)	(2,705)	17	(2,688)
Balance, September 30, 2020	4,211,677	$4	100,000	$—	$17,645	$—	$(13,455)	$4,194	$198	$4,392

	Three and Nine months ended September 30, 2021
	Common Stock		Preferred A Stock		Additional Paid-In-	Subscription	Accumulated	Total Stockholders’ Equity attributable to	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Agrify	Interests	Equity
Balance, January 1, 2021	4,211,677	$4	100,000	$—	$19,827	$—	$(26,510)	$(6,679)	$225	$(6,454)
Stock-based compensation	—	—	—	—	3,066	—	—	3,066	—	3,066
Beneficial conversion feature associated with amended Convertible Promissory Notes	—	—	—	—	3,869	—	—	3,869	—	3,869
Conversion of Convertible Notes	1,697,075	2	—	—	13,098	—	—	13,100	—	13,100
Issuance of common stock – Initial Public Offering (“IPO”), net of fees	6,210,000	6	—	—	56,955	—	—	56,961	—	56,961
Issuance of common stock – Secondary public offering, net of fees	6,388,888	6	—	—	79,833	—	—	79,839		79,839
Conversion of Preferred A Stock	1,373,038	1	(100,000)	—	(1)	—	—	—	—	—
Exercise of options	252,788	—	—	—	721	—	—	721	—	721
Exercise of warrants	240,233	—	—	—	5	—	—	5	—	5
Net loss	—	—	—	—	—	—	(9,446)	(9,446)	167	(9,279)
Balance June 30, 2021	20,373,699	$19	—	$—	$177,373	$—	$(35,956)	$141,436	$392	$141,828
Stock-based compensation	—	—	—	—	941	—	—	941	—	941
Issuance of common shares in connection with acquisition	8,000	—	—	—	176	—	—	176	—	176
Exercise of options	365,816	—	—	—	1,499	—	—	1,499	—	1,499
Exercise of warrants	513,868	1	—	—	2	—	—	3	—	3
Net loss	—	—	—	—	—	—	(9,758)	(9,758)	(14)	(9,772)
Balance, September 30, 2021	21,261,383	$20	—	$—	$179,991	$—	$(45,714)	$134,297	$378	$134,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Agrify Corporation	$(19,204)	$(8,562)
Adjustments to reconcile net loss attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	508	261
Amortization of premium on investments	522	—
Interest on held to maturity bonds	(574)	—
Compensation in connection with the issuance of stock options	4,007	803
Issuance of common shares in connection with acquisition	176
Non-cash interest expense	50	95
Gain on extinguishment of notes payable, net	(2,685)	—
Loss from disposal of fixed assets	25	119
Income (loss) attributable to non-controlling interests	153	(49)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,861)	(622)
Inventory	(5,227)	(1,673)
Prepaid expenses and other receivables	(3,523)	42
Right of use assets, net	155	—
Accounts payable	7,906	455
Accrued expenses and other current liabilities	7,367	507
Operating lease liabilities	(93)	—
Deferred revenue	741	(2,099)
Net cash used in operating activities	(17,557)	(10,723)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,536)	(103)
Purchase of held to maturity securities	(68,461)	—
Issuance of loan receivable	(12,686)	—
Cash paid for business combination, net of cash acquired	—	(1,092)
Net cash used in investing activities	(84,683)	(1,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Preferred A Stock	—	10,000
Proceeds from IPO, net of fees	56,961	—
Proceeds from Secondary public offering, net of fees	79,839	—
Proceeds from exercise of options	2,220	—
Proceeds from exercise of warrants	9	—
Payments of financing leases	(154)	—
Minority interest in Valiant	—	40
Proceeds from PPP Loan	—	823
Proceeds from financing leases	—	(33)
Proceeds from notes payable	—	5,800
Proceeds from issuance of common stock	—	40
Net cash provided by financing activities	138,875	16,670

Net increase in cash	36,635	4,752

Cash and cash equivalents – Beginning of period	8,111	206

Cash and cash equivalents – End of period	$44,746	$4,958
Supplemental disclosures of non-cash investing and financing activities:
Equipment sold for loan receivable to customer	$289	$—
Warrants issued and recorded as debt discount in connection with notes payable issuances	$—	$1,362
Bifurcated embedded conversion options recorded as derivative liabilities and debt discount	$—	$1,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands unless otherwise specified, except share and per share data)

(Unaudited)

Note 1 — Nature of Business and Basis of Presentation

Description of Business

Agrify Corporation (“Agrify” or the “Company”) is a developer of highly advanced and proprietary precision hardware and software grow solutions for the indoor agriculture marketplace and provides equipment and solutions for extraction, post-processing, and testing for the cannabis and hemp industry. The Company was formed in the State of Nevada on June 6, 2016 as Agrinamics, Inc., and subsequently changed its name to Agrify Corporation.

The Company has seven wholly-owned subsidiaries, AGM Service Corp LLC (formerly AGM Service Corp Inc.), TriGrow Systems, LLC (“TriGrow”, which acted as the Company’s exclusive distributor and which was acquired in January 2020 as TriGrow Systems, Inc. and converted to TriGrow Systems, LLC in May 2020), Harbor Mountain Holdings, LLC (“HMH”, which assembled and produced many of the Company’s products and which was acquired in July 2020), Ariafy Finance, LLC, Agxion, LLC, Cascade Sciences, LLC (which was acquired as part of the Precision-Cascade Acquisition) and Precision Extraction NewCo, LLC (which is a newly formed subsidiary in connection with the Precision-Cascade Acquisition). The Company also owns 50% of Teejan Podponics International LLC (“TPI”) since December 2018; 60% of Agrify-Valiant, LLC, formed in December 2019; and 75% of Agrify Brands, LLC (formerly TriGrow Brands, LLC, which was part of the January 2020 acquisition of TriGrow). For further details about the January 2020 and July 2020 acquisitions, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2021.

See also Note 18, Subsequent Event for more information regarding the Precision-Cascade Acquisition.

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

On September 14, 2021, the Company entered into a letter agreement and waiver (the “Letter Agreement”), to amend the terms of its underwriting agreement with the representative of the underwriters in the IPO. Pursuant to the Letter Agreement, the representative agreed to waive the right of first refusal included in the underwriting agreement in consideration of (i) a cash payment to the representative of $2,400 and (ii) the right to participate as a co-manager with ten percent (10%) of the economics with respect to the Company’s next public offering of securities, payable in cash upon the closing of such offering.

Coronavirus (“COVID-19”) Pandemic

The coronavirus was first identified in people in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. It has significantly disrupted supply chains and businesses around the world. The extent and duration of the COVID-19 impact, on the operations and financial position of the Company and on the global economy, is uncertain. Uncertainty remains regarding the length of time it will take for the COVID-19 pandemic to subside, including the time it will take for vaccines to be broadly distributed and accepted in the United States and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic. The Company continues to service its customers amid uncertainty and disruption linked to COVID-19 and is actively managing its business to respond to the impact.

Note 2 — Summary of Significant Accounting Policies

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC, except for the recently adopted accounting pronouncements described below.

The condensed consolidated statements of operations and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020, and the condensed consolidated balance sheet as of September 30, 2021, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 2, 2021. The results for interim periods are not necessarily indicative of a full year’s results.

Accounting for Wholly-Owned Subsidiaries

The accompanying consolidated financial statements include the accounts of Agrify Corporation and its wholly-owned subsidiaries, AGM Service Corp LLC, TriGrow Systems, LLC, Harbor Mountain Holdings, LLC, Ariafy Finance, LLC, and Agxion, LLC, in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Company includes results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances are eliminated.

Accounting for Joint-Venture Subsidiary

For the Company’s less than wholly-owned subsidiaries, Agrify-Valiant, LLC, Agrify Brands, LLC, and Teejan Podponics International LLC, the Company first analyzes whether these entities are a variable interest entity (a “VIE”) in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses (i) whether the joint venture is a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it is determined that the joint venture qualifies as a VIE and the Company is the primary beneficiary, it is consolidated.

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash and deposits with maturities of three months or less as of September 30, 2021 and December 31, 2020.

 Goodwill

Goodwill is defined as the excess of cost over the fair value of assets acquired and liabilities assumed in a business combination. The Company tests goodwill at the reporting unit level annually as of November 2 or on an as needed basis, for indicators of impairment at each reporting unit that has recorded goodwill. In performing the test, the Company either uses a qualitative assessment or a single step quantitative approach. Under the qualitative approach the Company considers a number of factors, including the amount by which the previous quantitative test’s fair value exceeded the carrying value of the reporting units, actual performance as compared to internal forecasts used in the previous quantitative test, an evaluation of discount rates, and an evaluation of current economic factors for both the worldwide economy and specifically the oil and gas industry, and any significant changes in customer and supplier relationships. The Company weighs these factors to determine if it is more likely than not that the fair value of the reporting unit exceeds its carrying value. If after performing a qualitative assessment, indicators are present, or the Company identifies factors that cause the Company to believe it is appropriate to perform a more precise calculation of fair value, the Company would move beyond the qualitative assessment and perform a quantitative impairment test.

Under the quantitative impairment test, the Company performs a comparison of the reporting unit’s carrying value to its fair value. The Company estimates the fair value of a reporting unit based upon future net discounted cash flows (Level 3 measurement). In calculating these estimates, the Company develops a discounted cash flow model based on forecasted operating results, discount rates, and growth rates, which contemplate business, market and overall economic conditions. Further, the discount rates used require estimates of the cost of equity and debt financing. The estimates of fair value of these reporting units could change if actual operating results or discount rates vary from these estimates. The Company performed sensitivity analyses on the fair values resulting from the discounted cash flows valuation utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rates and perpetual growth rate in each of the reporting units. Based upon the Company’s 2020 annual impairment testing analyses, including the consideration of reasonably likely adverse changes in assumptions described above, the Company determined that there have been no goodwill impairments to date.

Concentration of Credit Risk and Significant Customer

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of cash and accounts receivable. The Company places its cash with financial institutions in the United States. The cash balances are insured by the FDIC up to $250 per depositor with unlimited insurance for funds in noninterest-bearing transaction accounts through September 30, 2021. At times, the amounts in these accounts may exceed the federally insured limits.

The Company has certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represent 10% or more of the Company’s total accounts receivable.

For the three months and nine months ended September 30, 2021, five customers accounted for 94.4% and three customers accounted for 78.4% of revenue, respectively. For the three months and nine months ended September 30, 2020, three customers accounted for 91% and 77.8% of revenue, respectively. At September 30, 2021 and 2020, two customers accounted for 84.6% and one customer accounted for 78.4% of accounts receivable, respectively.

Research and Development Costs

The Company expenses research and development costs as incurred. During the three and nine months ended September 30, 2020, the Company expensed $34 and $739, respectively, related to the development of hardware solution for deployment of the rapid grow solution. During the three months ended September 30, 2020, the Company expensed additional costs of $107 related to the research and development facility.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. The Company adopted this standard effective January 1, 2020, using a prospective approach. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements. Subsequent impact will depend on the magnitude of implementation costs to be incurred. Implementation costs capitalized subsequent to adoption will be recognized in operating expenses in the statements of operations over the non-cancelable period of the hosting arrangement plus any renewal periods reasonably certain to be taken.

Note 4 — Revenue Recognition

The Company generates revenue from the following sources: (1) equipment sales, (2) services sales and (3) construction contracts.

The Company sells its equipment and services to customers under a combination of a contract and purchase order. Equipment revenue includes sales from proprietary products designed and engineered by the Company such as Agrify Vertical Farming Units (“AVFUs”), container farms, integrated grow racks, and LED grow lights, and non-proprietary products designed, engineered, and manufactured by third parties such as air cleaning systems and pesticide-free surface protection.

Construction contracts normally provide for payment upon completion of specified work or units of work as identified in the contract. Although there is considerable variation in the terms of these contracts, they are primarily structured as fixed-price contracts, under which the Company agrees to do the entire project for a fixed amount. The Company also enters time-and-materials contracts under which the Company is paid for labor and equipment at negotiated hourly billing rates and other expenses, including materials, as incurred at rates agreed to in the contract. The Company uses two main sub-contractors to execute the construction contracts.

Disaggregation of Revenue — The following table provides revenue disaggregated by timing of revenue recognition:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Transferred at a point in time	$2,757	$144	$4,110	$4,715
Transferred over time	12,994	2,669	30,474	3,019
	$15,751	$2,813	$34,584	$7,734

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. At September 30, 2021, the Company has no product warranty accrual given the Company’s de minimis historical financial warranty experience.

Note 5 — Fair Value

Fair Values of Assets and Liabilities

The Company measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the assumptions that market participants would use in pricing an asset or liability (the inputs) are based on a tiered fair value hierarchy consisting of three levels, as follows:

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets.
Level 2:	Other inputs that are observable directly or indirectly, such as quoted prices for similar instruments in active markets or for similar markets that are not active.
Level 3:	Unobservable inputs for which there is little or no market data which require the Company to develop its own assumptions about how market participants would price the asset or liability.

Valuation techniques for assets and liabilities include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

At September 30, 2021 and December 31, 2020, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2021				December 31, 2020
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Mutual funds (included in cash and cash equivalents)	$41,437	$-	$-	$41,437	$-	$-	$-	$-
Held to maturity securities-current
Municipal bonds	14,443	-	-	14,443	-	-	-	-
Corporate bonds	47,818	-	-	47,818	-	-	-	-
Total held to maturity securities- current	$103,698	$-	$-	$103,698	$-	$-	$-	$-
Held to maturity securities-non-current
Corporate bonds	6,253	-	-	6,253	-	-	-	-
Total held to maturity securities- non -current	$6,253	$-	$-	$6,253	$-	$-	$-	$-
Loan receivable	-	-	13,092	13,092	-	-	-	-
Total assets	$109,951	$-	$13,092	$123,043	$-	$-	$-	$-
Liabilities
Notes payables, net of discount	$-	$-	$-	$-	$-	$-	$12,493	$12,493
Derivative liabilities	-	-	-	-	-	-	7,141	7,141
Long term debt	-	-	833	833	-	-	829	829
Total liabilities	$-	$-	$833	$833	$-	$-	$20,463	$20,463

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, loan receivable, accounts payable, notes payable, derivative liabilities, deferred revenue and long-term debt. Fair value information for each of these instruments is as follows:

●	Cash and cash equivalents, accounts receivable, accounts payable and deferred revenue liabilities fair values approximate their carrying values, due to the expected duration of these instruments.
●	Marketable securities classified as held to maturity, both current and non-current, are recorded at amortized cost, which at September 30, 2021, approximated fair value.
●	Loan receivable is recorded at amounts borrowed, which at September 30, 2021, approximated fair value.
●	The Company had certain derivative instruments accounted for at fair value. The Company held a convertible promissory note with a preferential conversion feature which qualifies as a derivative instrument. The fair value assumptions consider the nature of the conversion feature and the expected timeline to a qualifying conversion event.
●	The Company has borrowings of $833 and $829 as of September 30, 2021 and December 31, 2020, respectively. The fair value of these borrowings, which are classified as Level 3, approximates their carrying value at September 30, 2021 as the instrument carries a fixed rate of interest.

Marketable Securities

As of September 30, 2021, the Company held investments in mutual funds, municipal bonds and corporate bonds. The mutual funds are recorded at fair value in the accompanying consolidated balance sheet as part of cash and cash equivalents. The municipal and corporate bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheet. The fair values of these investments were estimated using recently executed transactions and market price quotations. The Company considers current assets those investments which will mature within the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets that the Company intends to hold longer than 12 months.

The composition of the Company’s cash and cash equivalents and marketable securities are as follows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents:
Cash deposits	$3,309	$8,111
Mutual funds	41,437	—
Total cash and cash equivalents	$44,746	$8,111

Current marketable securities:
Municipal bonds	$14,443	$—
Corporate bonds	47,818	—
Total current marketable securities	$62,261	$—

Non-current marketable securities:

Corporate bonds	$6,253	$—
Total non-current marketable securities	$6,253	$—

The amortized cost and estimated fair value of held-to-maturity securities as of September 30, 2021, are as follows:

	Amortized cost	Unrealized loss	Estimated fair value
Current marketable securities (due within 1 year)
Municipal bonds	$14,443	$(11)	$14,432
Corporate bonds	47,818	(46)	47,772
	$62,261	$(57)	$62,204

Non-current marketable securities (due in 1 year through 5 years)
Corporate bonds	$6,253	$(4)	$6,249
	$6,253	$(4)	$6,249

Note 6 — Loan Receivable

A portion of the capital raised from the Company’s 2021 public offering has been allocated to launch Agrify’s total turnkey (the “Agrify TTK Solution”) program, the industry’s first end-to-end solution for the Company’s customers that provides access to capital for construction costs, equipment lease(s) to AVFUs and other related operating equipment, subscription to the Company’s Agrify™ Insights software, and business consultation services, which will enable the Company’s customers to go to market sooner.

The Company’s initial investment in the Agrify TTK Solution is currently capped at $50 million as approved by the Company’s Board of Directors. As of September 30, 2021, the Company has committed $9,933 to the Agrify TTK Solution for five customers under contract and $3,159 to one customer under a non-TTK contract.

The loan agreements entered into with customers receiving the Agrify TTK Solution generally provide for loans ranging from approximately $200 up to $13,500 with maturity dates of approximately two to three years after the commencement of the first commercial harvest of cannabis from the AVFUs and an interest rate of approximately 20% per annum.

The breakdown of Loans Receivable by Company as of September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020
Company A – Agrify TTK Solution	$4,006	$—
Company B – Agrify TTK Solution	3,217	—
Company C – Agrify TTK Solution	2,439
Company D – Agrify TTK Solution	222	—
Company E – Agrify TTK Solution	49	—
Company F – Non-TTK Solution	3,159	—
	$13,092	$—

The Company analyzed whether any of the above customers are a variable interest entity (a “VIE”) in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. Based on the Company’s analysis, the Company has determined that Company B is a VIE. Two of the Company’s employees own 36.6% of Company B equity but since the Company is not the primary beneficiary of Company B, the Company is not required to consolidate Company B.

Note 7 — Prepaid Expenses and Other Receivables

Prepaid Expenses and Other Receivables consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Prepaid materials	$1,549	$—
Prepaid insurance	1,100	—
Prepaid marketing	105	—
Prepaid software	188	48
Prepaid expenses	239	148
Other receivables	695	168
	$3,876	$364

Note 8 — Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Computer and office equipment	$327	$128
Furniture and fixtures	20	16
Leasehold improvements	265	10
Machinery and equipment	1,138	868
Software	152	—
Vehicles	62	62
Leased equipment at customer	700	—
Total property and equipment, gross	2,664	1,084
Accumulated depreciation	(518)	(211)
Construction in progress	2,043	—
Property and equipment, net	$4,189	$873

Depreciation expense for the three months ended September 30, 2021 and 2020 was $139 and $62, respectively, and $337 and $100 during the nine months ended September 30, 2021 and 2020, respectively.

Note 9 — Capitalized Website Costs, Net

Investments in the Company’s website are amortized over their estimated useful lives of 3 years. As of September 30, 2021 and December 31, 2020, amortizable website cost was $139, and accumulated amortization was $79 and $48, respectively. Amortization expense was $10 and $12 for the three months ended September 30, 2021 and 2020, respectively, and $31 and $32 for the nine months ended September 30, 2021 and 2020, respectively.

Note 10 — Intangible Assets and Goodwill

Acquired intangible assets are initially recorded at fair value and tested periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment. The Company performs an impairment test of goodwill during the fourth quarter of each year or sooner, if indicators of potential impairment arise. There were no such indicators in the three and nine months ended September 30, 2021.

The breakdown of acquisition-related intangible assets as of September 30, 2021 was as follows:

	Brand Rights	Customer Relationships	Total
September 30, 2021
Cost	$930	$850	$1,780
Accumulated amortization	(157)	(160)	(317)
Net	$773	$690	$1,463

The breakdown of acquisition-related intangible assets as of December 31, 2020 was as follows:

	Brand Rights	Customer Relationships	Total
December 31, 2020
Cost	$930	$850	$1,780
Accumulated amortization	(88)	(89)	(177)
Net	$842	$761	$1,603

Amortization expenses recorded in selling, general and administrative in the condensed consolidated statements of operations were $47 and $46 for the three months ended September 30, 2021 and 2020, respectively, and $141 and $129 during the nine months ended September 30, 2021 and 2020, respectively.

Estimated amortization expense for the remainder of 2021 and subsequent years for acquired intangible assets:

Years Ending December 31,	Amount
Remaining 2021	$47
2022	187
2023	187
2024	187
2025	187
2026 and thereafter	668
Total	$1,463

Goodwill balance as of September 30, 2021 and December 31, 2020 was $632.

Note 11 — Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accrued construction costs	$10,411	$4,468
Accrued professional fees	760	1,135
Accrued consulting fees	190	97
Compensation related fees	687	225
Financing lease liabilities	154	148
Operating lease liabilities	312	—
Accrued inventory purchases	577	164
Other current liabilities	280	313
Total accrued expenses and other current liabilities	$13,371	$6,550

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

Series A Convertible Preferred Stock

Beginning in the first quarter of 2020, the Company issued an aggregate of 60,000 shares of Series A Preferred Stock, for an aggregate purchase price of $6 million. In May 2020, the Company completed an offering of Series A Preferred Stock with the issuance of an additional 40,000 shares of Series A Preferred Stock for an aggregate purchase price of $4 million.

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

Immediately prior to the closing of the Company’s IPO, all outstanding shares of Series A Preferred Stock and Notes were converted into 1,373,038 shares of common stock and 1,697,075 shares of common stock, respectively, at a conversion price of $7.72 per share.

Issuance of Common Stock in Connection with the Acquisition of HMH

On September 20, 2021, as part of the acquisition of HMH, the Company issued an aggregate of 8,000 shares of common stock to an executive of HMH for achieving certain milestones from the acquisition date through March 31, 2021. The common shares were valued at $176 based on the Company’s Stock Price at closing September 20, 2021. The value of the shares is included in research and development in the condensed consolidated statements of operations.

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

Stock Option Plan

On September 4, 2019, the Company adopted and approved the 2019 Stock Option Plan (the “2019 Plan”) which provided for the issuance of 1,743,744 shares of its common stock. On August 10, 2020 and October 8, 2020, the Company’s board of directors and stockholders, respectively, approved an increase to the maximum number of shares of common stock authorized for issuance over the term of the 2019 Plan from 1,743,744 shares to 3,355,083 shares. As of September 30, 2021, there are no shares available to be granted under the 2019 Plan. Prior to the consummation of the Company’s IPO, the Company cancelled the 2019 Plan and converted these stock options to the 2020 Plan, as more fully described below. Under the 2019 Plan, the standard vesting schedule provided that 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. However, the Company’s board of directors was permitted to provide for alternative or accelerated vesting schedules in approving each stock option grant. In many cases, the Company’s board of directors included an accelerated vesting schedule under which 50% of the stock options granted vest immediately prior to a change of control transaction or the Company’s first underwritten public offering.

2020 Omnibus Equity Incentive Plan

On December 18, 2020, the Company’s board of directors, and on January 11, 2021, the Company’s stockholders, adopted and approved the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2019 Plan. The 2020 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and non-employee consultants of the Company or its affiliates. The aggregate number of shares of common stock that may be reserved and available for grant and issuance under the 2020 Plan is 4,533,732 shares. Shares will be deemed to have been issued under the 2020 Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the 2019 Plan or the 2020 Plan expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2020 Plan. The 2020 Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the board of directors.

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

The Company’s stock option compensation expense was $941 and $200 for the three months ended September 30, 2021 and 2020, respectively, and $4,007 and $803 for the nine months ended September 30, 2021 and 2020, respectively. There was $8,696 of total unrecognized compensation cost related to unvested options granted under the Company’s options plans as of September 30, 2021. This stock option expense will be recognized through 2025.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

The following table summarizes the Company’s assumptions used in the valuation of options granted during the nine months ended September 30, 2021:

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

As of September 30, 2021, there were 404,041 shares available to be granted under the Company’s 2020 Plan.

The following table presents option activity under the Company’s stock option plans for the nine months ended September 30, 2021 and 2020:

	Number of options	Weighted average exercise price	Aggregate Intrinsic value
Options outstanding at January 1, 2020	493,102	$3.16
Granted	1,849,194	2.31
Exercised	—	—
Forfeited	(495,155)	2.91
Expired	(156,289)	3.05
Options outstanding at September 30, 2020	1,690,852	$2.31	$—

Options outstanding at January 1, 2021	3,133,109	3.51
Granted	1,420,017	12.00
Exercised	(618,604)	3.17
Forfeited	(419,400)	3.96
Expired	(4,076)	2.28
Options outstanding at September 30, 2021	3,511,046	$6.95	$—

Options vested and exercisable as of September 30, 2020	293,213	$2.33
Options vested and exercisable as of September 30, 2021	1,910,812	$4.69

The following table summarizes information about options vested and exercisable at September 30, 2021:

	Options vested and exercisable
Price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$2.28	875,516	8.88	$2.28
$4.86	821,132	9.31	$4.86
$13.84	204,164	9.63	$13.84
$14.49	10,000	9.64	$14.49

The following table summarizes information about options expected to vest after September 30, 2021:

	Options expected to vest
Price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$2.28	389,677	8.89	$2.28
$4.86	624,493	9.35	$4.86
$7.68	219,083	9.69	$7.68
$13.84	934,726	9.63	$13.84

Note 14 — Employee Benefit Plan

The Company maintains an employee’s savings and retirement plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees become eligible to participate in the plan. The Company’s contribution to the plan is discretionary and during the three and nine months ended September 30, 2021 and 2020, the Company did not contribute to the plan.

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

The components of basic and diluted net loss per share were as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to Agrify Corporation	$(9,758)	$(2,705)	$(19,204)	$(8,562)
Accrued dividend attributable to Preferred A Stockholders	—	(106)	(61)	(294)
Net loss available for common shareholders	$(9,758)	$(2,811)	$(19,265)	$(8,856)
Denominator:
Weighted-average common shares outstanding – basic and diluted	20,834,388	4,211,677	18,068,736	4,163,860
Net loss per share attributable to common stockholders – basic and diluted	$(0.47)	$(0.67)	$(1.07)	$(2.13)

As of September 30, 2021 and 2020, the Company excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion in the respective years shown below:

	September 30,	September 30,
	2021	2020
Options outstanding	3,511,046	1,690,852
Warrants outstanding	271,844	—
	3,782,890	1,690,852

Note 16 — Commitments and Contingencies

Leases

The determination if any arrangement contained a lease at its inception was done based on whether or not the Company has the right to control the asset during the contract period. The lease term was determined assuming the exercise of options that were reasonably certain to occur. Leases with a lease term of 12 months or less at inception were not reflected in the Company’s balance sheet and those lease costs are expensed on a straight-line basis over the respective term. Leases with a term greater than 12 months were reflected as non-current right-of-use (ROU) assets and current and non-current lease liabilities in the Company’s consolidated balance sheets. Current lease liabilities were classified as a component of accrued expenses and other current liabilities.

As the implicit interest rate in its leases was generally not known, the Company’s used its incremental borrowing rate as the discount rate for purposes of determining the present value of its lease liabilities. At September 30, 2021, the Company’s weighted average discount rate utilized for its leases was 8.04%.

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

On February 5, 2021, the Company executed a sixty-three-month lease for office spaces in Billerica, MA. The Company spent $205 on leasehold improvements and began occupying the space beginning June 1, 2021, which is when the lease commenced. The minimum lease liability for the initial lease term amounts to $530 (base lease and other operating fees). The Company has an option to extend the initial lease term by an additional five-year term.

Additional information of the Company’s lease activity, for the three and nine months ended September 30, 2021 and 2020, is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Operating lease cost	$100	$—	$184	$—
Finance lease cost:
Amortization of right-of-use assets	44	30	134	30
Interest on lease liabilities	10	9	32	9
Short-term lease cost	—	48	—	151
Total lease cost	$154	$87	$350	$190

	September 30, 2021	September 30, 2020
Weighted-average remaining lease term – operating leases	3.26 years	—
Weighted-average remaining lease term – finance leases	3.31 years	4.17 years
Weighted-average discount rate – operating leases	8.01%	—
Weighted-average discount rate – finance leases	8.06%	8.12%

	September 30, 2021	December 31, 2020

Right-of-use assets, net	$1,161	$544

Operating lease liabilities, current	312	—
Operating lease liabilities, non- current	484	—
Total operating lease liabilities	$796	$—

Finance lease liabilities, current	$154	$148
Finance lease liabilities, non- current	300	434
Total finance lease liabilities	$454	$582

As of September 30, 2021, the maturities of lease liabilities under non-cancellable finance leases were as follows:

	Operating lease	Finance lease	Total
For the year ending December 31,
2021	$108	$28	$136
2022	359	181	540
2023	166	154	320
2024	105	91	196
2025	107	50	157
Thereafter	63	16	79
Total minimum lease payments	908	520	1,428
Less imputed interest	(112)	(66)	(178)
Total lease liabilities	$796	$454	$1,250

Legal Proceedings

On January 5, 2021, the Company received a demand letter from Nicholas Cooper and Richard Weinstein (two of the Company’s former employees) and one of Mr. Cooper’s affiliated entities, asserting that Messrs. Cooper and Weinstein were entitled to compensation arising out of their employment by the Company, and their partial ownership of TriGrow Systems, LLC. The demand letter asserts that the former employees are due certain sales commissions under their applicable bonus plan, equity earn-outs based on certain sales targets, and various equity purchases through the Company’s employee stock ownership plan. The demand letter also asserts various employment claims, including but not limited to, statutory wage withholding violations, wrongful termination, breach of contract, breach of the duty of good faith and fair dealing, fraud in the inducement, promissory estoppel, minority shareholder oppression, breach of fiduciary duty, unjust enrichment, and violations of state and federal securities laws.

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

Additionally, on July 29, 2021, the Company filed a separate arbitration in Boston, Massachusetts against Cooper and Weinstein, in which the Company alleges that Cooper and Weinstein were liable for certain conduct during the time they were TriGrow employees, including breach of fiduciary duty, unjust enrichment, usurpation of corporate opportunity, conversion, fraudulent concealment, and false representation.  Also on July 29, 2021, the Company submitted a claim for indemnification to certain legacy TriGrow Systems, LLC. shareholders.  The claim for indemnification relates to conduct by Cooper and Weinstein during the time they were TriGrow employees.

Supply Agreement with Mack Molding Co.

In December 2020, the Company entered into a five-year supply agreement with Mack Molding Co. (“Mack”) pursuant to which Mack will become a key supplier of AVFUs. In February 2021, the Company placed a purchase order with Mack amounting to approximately $5.2 million towards initial production of AVFUs during 2021. In September 2021, the Company increased the purchase order with Mack to approximately $11.5 million towards production of AVFUs during 2021 and 2022. The Company believes the supply agreement with Mack will provide the Company with increased scaling capabilities and the ability to more efficiently meet the potential future demand of its customers. The supply agreement contemplates that, following an introductory period, the Company will negotiate a minimum percentage of the AVFU requirements that the Company will purchase from Mack each year based on the agreed upon pricing formula. The introductory period is not time-based but rather refers to the production of an initial number of units after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. The Company believes this approach will result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack.

Distribution Agreements with Related Parties

On September 7, 2019, the Company entered into a distribution agreement with Bluezone Products, Inc. (“Bluezone”) for distribution rights to the Bluezone products with certain exclusivity rights. The agreement requires minimum purchases amounting to $480 and $600 for the first and second contract anniversary years. The agreement auto renews for successive one-year periods unless earlier terminated. In March 2021, the Company notified Bluezone of non-renewal of the agreement which means it ended on May 31, 2021. The Company exceeded the minimum purchase amount for the first year and purchased approximately $532 of the committed $660 second year purchases through September 30, 2021. Bluezone is a related party to the Company.

On March 9, 2020, the Company entered into a distribution agreement with Enozo Technologies Inc. (“Enozo”), for an initial term of five years with auto renewal for successive one-year periods unless earlier terminated. The agreement contains the following minimum purchases to retain exclusive distributor status for one of the Company’s products: for the period from the contract date until December 31, 2021 for $375, for the year ended December 31, 2022 for $750, and for the year ended December 31, 2023 for $1,125, which amount may increase by 3% for the later years. The Company had $40 purchases of Enozo product during the nine months ended September 30, 2021, compared to null for the nine months ended September 30, 2020. Enozo is a related party to the Company.

Committed Purchase Agreement with Related Party

On September 18, 2021, the Company entered into an amended purchase agreement with 4D Bios, Inc. (“4D”) to secure purchases of horticultural equipment. The original agreement required minimum purchases of between $577 and $607 per unit of 4D products until December 31, 2020. The amended agreement requires minimum purchases of $582 per unit with a final payment of approximately $864 paid to 4D. 4D is a related party to the Company.

For the year ended December 31, 2020, the Company’s purchase commitment totaled $1.9 million. The Company settled all outstanding commitments, leaving no open committed purchases as of September 30, 2021.

Note 17 — Related Parties

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

The following table describes the net purchasing (sales) activity with entities identified as related parties to the Company:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Bluezone	$217	$63	$310	$482
4D Bios	864	257	1,311	399
Enozo	40	70	40	123
Valiant Americas, LLC.	606	2,596	2,323	3,078
Living Greens farm	$—	$—	$(58)	$—

The following table summarizes net related party (payable) receivable as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Bluezone	$(58)	$(7)
Valiant Americas, LLC	$(3,308)	$(4,246)

Note 18 — Subsequent Event

On September 29, 2021 (the “Execution Date”), the Company entered into a Plan of Merger and Equity Purchase Agreement, as amended by an amendment dated as of October 1, 2021 (as amended, the “Purchase Agreement”), with Sinclair Scientific, LLC, a Delaware limited liability company (“Sinclair”); Mass2Media, LLC, d/b/a PX2 Holdings, LLC, d/b/a Precision Extraction Solutions, a Michigan limited liability company (“Precision”); and each of the equity holders of Sinclair named therein (collectively, the “Members”). On October 1, 2021, the Company consummated the transactions contemplated by the Purchase Agreement (the “Precision-Cascade Acquisition”).

Acquisition of Cascade and Precision; Purchase Consideration

Subject to the terms and conditions set forth in the Purchase Agreement, (1) Sinclair transferred, to the Company, and the Company purchased (the “Interest Purchase”) from Sinclair, 100% of the equity interests of Cascade Sciences, LLC, a Delaware limited liability company (“Cascade”), such that immediately after the consummation of such Interest Purchase, Cascade became a wholly-owned subsidiary of the Company, and (2) Precision merged (the “Merger”) with and into a newly-formed wholly-owned subsidiary of the Company, Precision Extraction NewCo, LLC.

The aggregate consideration for the Interest Purchase and the Merger consisted of: (a) the sum of $30 million, plus consideration payable to holders of outstanding Sinclair equity awards, subject to certain adjustments for working capital, cash and indebtedness, payable in connection with the Interest Purchase; (b) the number of shares of the Company’s common stock, subject to adjustment, equal to the quotient of (i) $20 million divided by (ii) the volume-weighted average price per share of the Company’s common stock on The Nasdaq Capital Market for the 30 consecutive trading days ending on the Execution Date (the “VWAP Price”), issuable in connection with the Merger; and (c) the True-Up Buyer Shares, if any (as defined below), issuable in connection with the Merger.

The Purchase Agreement includes customary post-closing adjustments, representations and warranties and covenants of the parties. The Members may become entitled to additional shares of the Company’s common stock (the “True-Up Buyer Shares”) and cash (together with the True-Up Buyer Shares, the “Aggregate True-Up Payment) based on the eligible net revenues (as defined in the Purchase Agreement) achieved by the Cascade and Precision businesses during the fiscal year ending December 31, 2021. However, in no event shall the aggregate purchase price paid by the Company pursuant to the terms of the Purchase Agreement, taking into account any Aggregate True-Up Payment in favor of the Members, exceed $65 million.

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

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K in the section entitled “Risk Factors” in the Form 10-K for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited financial statements and notes thereto that appear elsewhere in this report.

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

Dollar amounts are in thousands unless otherwise specified, except share and per share data.

Overview

We are a developer of highly advanced and proprietary precision hardware and software grow solutions for the indoor agriculture marketplace and provide equipment and solutions for extraction, post-processing, and testing for the cannabis and hemp industry. We believe we are the only company with an automated and fully integrated grow solution in the industry. We believe our Agrify “Precision Elevated™” cultivation solution is vastly differentiated from anything else on the market in that it combines our seamlessly integrated hardware and software offerings with a wide range of associated services such as consulting, engineering, and construction to form what we believe is the most complete solution available from a single provider. The totality of our product mix and service capabilities forms an unrivaled ecosystem in what has historically been an extremely fragmented market. As a result, we believe we are well situated to create a dominant market position in the indoor agriculture sector.

We have seven wholly-owned subsidiaries, AGM Service Corp LLC (formerly AGM Service Corp Inc.), TriGrow Systems, LLC (“TriGrow”, which acted as our exclusive distributor and which was acquired in January 2020 as TriGrow Systems, Inc. and converted to TriGrow Systems, LLC in May 2020), Harbor Mountain Holdings, LLC (“HMH”, which assembled and produced many of our products and which was acquired in July 2020), Ariafy Finance, LLC, Agxion, LLC, Cascade Sciences, LLC (which was acquired as part of the Precision-Cascade Acquisition) and Precision Extraction NewCo, LLC (which is a newly formed subsidiary in connection with the Precision-Cascade Acquisition). We also own 50% of Teejan Podponics International LLC (“TPI”) since December 2018; 60% of Agrify-Valiant, LLC, formed in December 2019; and 75% of Agrify Brands, LLC (formerly TriGrow Brands, LLC, which was acquired as part of the January 2020 acquisition of TriGrow). For further details about the January 2020 and July 2020 acquisitions please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2021.

Public Offerings

On February 1, 2021, we completed an initial public offering (“IPO”) of 5,400,000 shares of our common stock at a price of $10.00 per share, less certain underwriting discounts and commissions. On February 4, 2021, we closed on the sale of an additional 810,000 shares of common stock on the same terms and conditions pursuant to the exercise of the underwriters’ over-allotment option. In connection with the IPO, we granted the underwriters warrants to purchase an aggregate of 186,300 shares of common stock (equal to 3% of the aggregate number of shares of common stock issued in the IPO) at an exercise price of $12.50 per share (equal to 125% of the IPO price). The exercise of the over-allotment option brought the total number of shares of common stock sold by us in the IPO to 6,210,000 shares and the total net proceeds received by us to approximately $57 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On February 19, 2021, we consummated a secondary public offering (the “February Offering”) of 5,555,555 shares of our common stock at a price of $13.50 per share, less certain underwriting discounts and commissions. On March 22, 2021, we closed on the sale of an additional 833,333 shares of common stock on the same terms and conditions pursuant to the exercise of the underwriters’ over-allotment option. In connection with the February Offering, we granted the underwriters warrants to purchase an aggregate of 191,667 shares of common stock (equal to 3% of the aggregate number of shares of common stock issued in the February Offering) at an exercise price of $16.875 per share (equal to 125% of the February Offering). The exercise of the over-allotment option brought the total number of shares of common stock sold by us in the February Offering to 6,388,888 shares and the total net proceeds received by us to approximately $80 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On September 14, 2021, we entered into a letter agreement and waiver (the “Letter Agreement”), to amend the terms of our underwriting agreement with the representative of the underwriters in the IPO. Pursuant to the Letter Agreement, the representative agreed to waive the right of first refusal included in the underwriting agreement in consideration of (i) a cash payment to the representative of $2.4 million; and (ii) the right to participate as a co-manager with ten percent (10%) of the economics with respect to our next public offering of securities, payable in cash upon the closing of such offering.

Series A Convertible Preferred Stock

Beginning in the first quarter of 2020, we issued an aggregate of 60,000 shares of our Series A Convertible Preferred Stock, or Series A Preferred Stock, for an aggregate purchase price of $6 million. In May 2020, we completed our offering of Series A Preferred with the issuance of an additional 40,000 shares of Series A Preferred for an aggregate purchase price of $4 million. All outstanding shares of Series A Preferred Stock automatically converted immediately prior to the closing of our IPO into 1,373,038 shares of common stock at a conversion price of $7.72 per share.

Coronavirus (“COVID-19”) Pandemic

The coronavirus was first identified in people in late 2019. COVID-19 spread rapidly throughout the world, and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. It has significantly disrupted supply chains and businesses around the world. The extent and duration of the COVID-19 impact, on our operations and financial position and on the global economy, is uncertain. Uncertainty remains regarding the length of time it will take for the COVID-19 pandemic to subside, including the time it will take for vaccines to be broadly distributed and accepted in the United States and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic. We continue to service our customers amid uncertainty and disruption linked to COVID-19 and are actively managing our business to respond to the impact.

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

We generally provide a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, we accrue for product warranties when the loss is probable and can be reasonably estimated. At September 30, 2021, we had no product warranty accrual our de minimis historical financial warranty experience.

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

For our valuation performed on March 20, 2020, and September 14, 2020, we used the income and market methods to estimate our enterprise value under various financing scenarios based on the discounted cash flow approach and a market approach of comparable peer public companies. The estimated enterprise value under each method was then allocated to the common stock, discount for lack of marketability was applied, and the resulting value of common stock was probability-weighted across the various financing scenarios to determine the fair value of common stock.

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue, net	$15,751	$2,813	$34,584	$7,734

Cost of goods sold	16,131	3,012	34,977	6,874

Gross (loss) profit	(380)	(199)	(393)	860

OPERATING EXPENSES
Research and development	827	449	2,483	2,392
Selling, general and administrative expenses	8,595	1,937	18,850	6,940

Total operating expenses	9,422	2,386	21,333	9,332

Operating loss	(9,802)	(2,585)	(21,726)	(8,472)
OTHER INCOME (EXPENSE), NET
Interest income (expense), net	45	(103)	68	(139)
Other expenses	(15)	—	(78)	—
Gain on extinguishment of notes payable	—	—	2,685	—
Other income (expense), net	30	(103)	2,675	(139)
Net loss before non-controlling interest	(9,772)	(2,688)	(19,051)	(8,611)
(Loss) gain attributable to non-controlling interest	(14)	17	153	(49)
Net loss attributable to Agrify Corporation.	$(9,758)	$(2,705)	$(19,204)	$(8,562)
Net loss per share attributable to common stockholders – basic and diluted	$(0.47)	$(0.67)	$(1.07)	$(2.13)
Weighted average common shares outstanding – basic and diluted	20,834,388	4,211,677	18,068,736	4,163,860

Revenues

Our goal is to provide our customers with a variety of products to address their entire indoor agriculture needs. Our core product offering includes our Agrify Vertical Farming Units (or AVFUs) and Agrify Integrated Grow Racks with our Agrify™ Insights software, which in 2020 and 2021 are supplemented with environmental control products, grow lights, and facility build-out services.

We continue to monitor and address the COVID-19 pandemic impacts on our supply chain. Although the availability of various products is dependent on our suppliers, their locations, and the extent to which they are impacted by the COVID-19 pandemic, we are proactively working with manufacturers to meet the needs of our customers during the pandemic. Product shortages have generally led to fluctuations in prices globally, with corresponding impacts to sales and interim profits.

We generate revenue from sales of cultivation solutions, including ancillary products and services, Agrify™ Insights software and facility build-outs. We believe that our product mix form an integrated ecosystem which allows us to be engaged with our potential customers from early stages of the grow cycle — first during the facility build-out, to the choice of cultivation solutions and then running the grow business with our Agrify™ Insights software. We believe that delivery of each solution in the grow cycle will generate sales of additional solutions and services.

The following table provides a breakdown of our revenue for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cultivation solutions, including ancillary products and services	$2,702	$99	$3,969	$4,594
Agrify™ Insights software	—	—	8	—
Facility build-outs	12,995	2,597	30,466	3,019
Services	54	117	141	121
	$15,751	$2,813	$34,584	$7,734

Revenue for the three months ended September 30, 2021 and 2020 was generated mainly from facility build outs and cultivation solutions, respectively. For the three months ended September 30, 2021 and 2020, we sold 114 and 0 AVFUs, respectively.

Revenue for the nine months ended September 30, 2021 and 2020 was generated mainly from facility build outs and cultivation solutions, respectively. For the nine months ended September 30, 2021 and 2020, we sold 136 and 179 AVFUs, respectively.

Cost of Revenues

Cost of goods sold include direct cost of parts and outsourced assembly and installation services that are necessary for delivery of our products.

The following table provides a breakdown of our cost of revenue for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cultivation solutions, including ancillary products and services	$3,570	$505	$5,456	$3,945
Facility build-outs	12,561	2,507	29,521	2,929
	$16,131	$3,012	$34,977	$6,874

During the first six months of 2020, we outsourced the manufacturing of our AVFUs to HMH, which we acquired in July 2020. Although the primary reason we acquired HMH was to expand our research, development and testing capabilities, the acquisition will also provide us with internal capabilities to manufacture small quantities of AVFUs and to reduce our cost of manufacturing. In addition, in December 2020, we entered into a five-year supply agreement with Mack Molding Co. (“Mack”) pursuant to which Mack will become a key supplier of our AVFUs. In February 2021, we placed a purchase order with Mack amounting to approximately $5.2 million towards initial production of AVFUs during 2021. In June 2021, the Company increased the purchase order with Mack to approximately $11.5 million towards production of AVFUs during 2021 and 2022. We believe the supply agreement with Mack will provide us with increased scaling capabilities and the ability to meet the potential future demand of our customers more efficiently. The supply agreement contemplates that, following an introductory period, we will negotiate a minimum percentage of our AVFU requirements that we will purchase from Mack each year based on the agreed upon pricing formula. The introductory period is not time-based but rather refers to the production of an initial number of units after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. We believe this approach will result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack.

Gross Profit (Loss)

Our gross profit (loss) represents total revenue less the cost of goods sold, and gross margin percentage is gross profit (loss) expressed as a percentage of total revenue. For the three months ended September 30, 2021, our gross loss was $380 compared to a gross loss of $199 for the three months ended September 30, 2020. For the nine months ended September 30, 2021, our gross loss was $393 compared to a gross profit of $860 for the nine months ended September 30, 2020.

Our gross profit (loss) margin percentage decreased to (2.4%) for the three months ended September 30, 2021 compared to (7.1%) in the same period in 2020. The decrease in gross loss was primarily related to an increase in outside services for the production of AVFUs of $415, discount on the sale of AVFUs for $399, which was partially offset by an increase in facility build outs that contributed $433 to gross profit.

Our gross profit (loss) margin percentage decreased to (1.1%) for the nine months ended September 30, 2021 compared to a 11.1% increase in the same period in 2020. The decrease in gross profit was primarily related to (i) an increase in outside services in the production of AVFU’s during the quarter of $415 and other product related increases of $523, (ii) the discount on the sale of AVFU’s sold during the quarter of $399, and (iii) revenue mix that included higher revenue from facility build-outs which contributed $944 to gross profit.

Research and Development

Research and development expenses consisted primarily of costs incurred for the development of our Agrify™ Insights software and next generation AVFUs, which includes:

●	employee-related expenses, including salaries, benefits, and travel;

●	expenses incurred by subcontractor under agreements to provide engineering work related to the development of our next generation AVFUs;

●	expenses related to our facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

For the three months ended September 30, 2021 and 2020, research and development expenses were $827 and $449, respectively. The increase of $378 is primarily attributable to increase in employee-related expenses, including salaries, benefits, bonus, and stock-based compensation of $718. The increase in expenses was offset by the halted development of hardware solution for deployment of rapid grow solution of $141 in the third quarter of fiscal 2020 and expenses related to grant of stock options in the amount of $121.

For the nine months ended September 30, 2021 and 2020, research and development expenses were $2,483 and $2,392, respectively. The increase of $91 is primarily attributable increase in employee-related expenses, including salaries, benefits, bonus, and stock-based compensation of approximately $980 and an increase in other costs amounting to $425. The increase in expenses was offset by the halted development of hardware solution for deployment of rapid grow solution of $813 during 2020 and a decrease in consulting fees of $392.

As a percentage of net revenue, research and development expenses were 5.3% and 16%, respectively, from total revenue for the three months ended September 30, 2021 and 2020. As a percentage of net revenue, research and development expenses were 7.1% and 30.9%, respectively, from total revenue for the nine months ended September 30, 2021 and 2020 (or 7.1% and 20.4% when excluding the one-time halted cost). We expect to continue to invest in future developments of our AVFUs and Agrify™ Insights software. In the coming years, we believe that research and development expenses measured as percentage of revenue will decrease due to an increase in our total revenue.

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

For the three months ended September 30, 2021 and 2020, general and administrative expenses were $8,595 and $1,937, respectively. The increase is attributable mainly to payroll and related expenses of $1,356, stock-based compensation in the amount of $855, one time termination of financing in the amount of $2,400, legal expenses of $438, insurance expenses of $735 and depreciation and amortization expenses of $157.

For the nine months ended September 30, 2021 and 2020, general and administrative expenses were $18,850 and $6,940, respectively. The increase is attributable mainly to payroll and related expenses of $2,726, stock-based compensation in the amount of $3,289, one time termination of financing $2,400, insurance expenses of $1,843, legal expenses of $571, marketing and sales related expenses of $496 and depreciation and amortization expenses of $401.

Other Income (Expense), Net

Interest income was $45 for the three months ended September 30, 2021, compared to interest expense of $103 for the three months ended September 30, 2020, reflecting a change of $148. Interest income was $68 for the nine months ended September 30, 2021, compared to interest expense of $139 for the nine months ended September 30, 2020, reflecting a change of $207. The increase in interest income is attributable mainly to interest from held to maturity securities.

Other expenses were $15 and $78 for the three and nine months ended September 30, 2021, respectively, compared to null for the three and nine months ended September 30, 2020, are attributable to interest expense related items.

Gain on extinguishment of notes payable was null and $2,685 for the three and nine months ended September 30, 2021, respectively, compared to null for the three and nine months ended September 30, 2020.

Income (Loss) Attributable to Non-Controlling Interest

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

Liquidity and Capital Resources

Upon the closing of the February Offering, we had approximately $139 million in cash and cash equivalents. We believe such amount, together with cash flows from financing, will be sufficient to support our planned operations for at least the next 12 months. Our current working capital needs are to support accounts receivable growth, manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements and capital expenditures. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

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

Indebtedness

We entered into two Loan Agreements and Promissory Notes (collectively the “PPP Loan”) with Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. We received total proceeds of approximately $823 from the unsecured PPP Loans which are scheduled to mature during 2022 and 2025. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. We applied for the forgiveness of the PPP Loans during the third and fourth quarters of 2021 for approximately $44. If the remaining principal amount is not forgiven in full, we would be obligated to repay any principal amount not forgiven and interest accrued thereon.

Cash Flows

The following table presents the major components of net cash flows (used in) and provided by operating, investing and financing activities for the nine months ended September 30, 2021, and 2020:

	Nine months ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating Activities	$(17,557)	$(10,723)
Investing Activities	(84,683)	(1,195)
Financing Activities	$138,875	$16,670

Cash Flow from Operating Activities

For the nine months ended September 30, 2021, we incurred a net loss of $19,204, which included non-cash expenses of $508 related to depreciation and amortization, $4,007 in connection with the issuance and acceleration of stock options, stock-based payment of $176 related to HMH acquisition, non-cash interest expenses of $50 related to loans, and gain attributed to non-controlling interest in the amount of $153. Net cash was reduced by a $7,861 increase in accounts receivable, a $5,227 increase in prepaid inventory due to demand forecast and a $3,523 increase in prepaid expenses, partially offset by a $7,367 increase in accrued expenses and other current liabilities and $7,906 increase in accounts payable.

For the nine months ended September 30, 2020, we realized net loss of $8,562, which included non-cash expenses of $261 related to depreciation and amortization, $803 in connection with the issuance of stock options, non-cash interest expenses of $95 related to the issuance of notes payable and $119 from the disposal of fixed assets, partially offset by loss attributed to non-controlling interest in the amount of $49. Net cash was reduced by a $622 increase in accounts receivable, a $1,673 increase in prepaid inventory due to demand forecast, a $2,099 decrease in deferred revenue, partially offset by $507 increase in accrued expenses, a $42 decrease in prepaid expenses, and a $455 increase in accounts payable.

Cash Flow from Investing Activities

Net cash used in investing activities relates to capital expenditures and purchase of held to maturity securities. The capital expenditures support growth and investment in property and equipment, to expand research, development and testing capabilities and, to a lesser extent, the replacement of existing equipment.

For the nine months ended September 30, 2021, net cash used in investing activities was $84,683, which included $3,536 for leasehold improvements, purchasing computer equipment and small machinery, a $12,686 issuance of loan receivable and $68,461 purchases of held to maturity securities.

For the nine months ended September 30, 2020, net cash used in investing activities was $1,195, which included $1,092 paid in connection with the acquisition of TriGrow and $103 cash outflow for purchasing computer equipment and small machinery.

Cash Flow from Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $138,875, attributable to $56,961 proceeds from our initial IPO, $79,839 from our secondary public offering, both net of fees, and proceeds from the exercise of options and warrants of $2,229, offset by $154 payments of financing leases.

For the nine months ended September 30, 2020, net cash provided by financing activities was $16,670, primarily attributable to the $10,000 proceeds from the issuance of our Series A Preferred Stock, $5,800 proceeds from the issuance of notes payable and the $823 PPP Loan under the CARES Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) are controls and other procedures that are designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

We are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting, including hiring additional qualified personnel, further documentation and implementation of control procedures and the implementation of control monitoring. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the caption Legal Proceedings in Note 16 - Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which information is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On November 8, 2021, our Board of Directors appointed Thomas Massie, a Board member, as President and Chief Operating Officer and Timothy Oakes, also a Board member, as Chief Financial Officer, effective as of November 10, 2021. Robert Harrison, who currently serves as our COO, will become the Senior Vice President, Manufacturing Operations. As CFO, Mr. Oakes will step down from our Board of Directors and succeed Niv Krikov, who will remain an advisor for the next several months to assist with the transition and support our other initiatives.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1*	Section 1350 Certification of principal executive officer
32.2*	Section 1350 Certification of principal financial and accounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: November 10, 2021