Form 10-K
period 2021-12-31
Agrify Corp
filed 2022-03-31
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2021 was approximately $226,200,793. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

There were a total of 26,542,898 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 24, 2022.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to Agrify Corporation. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include statements relating to:

●	our market opportunity;

●	the effects of increased competition as well as innovations by new and existing competitors in our market;

●	our ability to retain our existing customers and to increase our number of customers;

●	the future growth of the indoor agriculture industry and demands of our customers;

●	our ability to effectively manage or sustain our growth;

●	potential issuance of holdback shares from prior acquisitions and integration of complementary businesses and technologies;

●	our ability to maintain, or strengthen awareness of, our brand;

●	future revenue, hiring plans, expenses, capital expenditures, and capital requirements;

●	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business;

●	the loss of key employees or management personnel;

●	our financial performance and capital requirements; and

●	our ability to maintain, protect, and enhance our intellectual property.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in “Item 1A. Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	our ability to continue as a “going concern”;

●	our short operating history;

●	risk of loss associated with our TTK Solution Offerings;

●	our ability to obtain additional financing;

●	risk associated with potential future impairment charges;

●	our concentration of customers;

●	our reliance on a limited base of suppliers;

●	operational difficulties of our suppliers as a result of COVID-19;

●	risks associated with having clients operating in the cannabis industry;

●	the inability of our customers to meet their financial or contractual obligations;

●	conflicts of interest of our officers and directors relating to two of our vendors;

●	potential data breach or cyber-attack;

●	dependence on key personnel;

●	reliance on our relationship with Inventronics without a definitive agreement in place;

●	no assurance our backlog and qualified pipeline will translate into bookings;

●	failure of our information technology systems to perform adequately;

●	intense competition for our products and services;

●	protecting and defending against intellectual property claims;

●	protecting our core technology and intellectual property;

●	data privacy and security concerns relating to our technology and practices;

●	ability to use our net operating losses;

●	our management and their affiliates control a substantial interest in us;

●	our outstanding loans may not be forgivable;

●	potential for a large number of shares eligible for public sale could depress the market price of our common stock;

●	exercise of all or any number of outstanding warrants or the issuance of stock-based awards may dilute your holding of shares of our common stock;

●	provisions in our charter documents and Nevada law may prevent a change in control of our company;

●	reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies;

●	no intention to declare any dividends to our shareholders;

●	risks associated with a shortage of raw materials;

●	litigation that may adversely affect our business, financial condition, and results of operations;

●	Nasdaq may delist our securities from trading on its exchange;

●	impact of COVID-19 and related risks;

●	increased costs and demands upon management as a result of being a public company; and

●	inherent risks related to our financial and operational projections.

MARKET, INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this report concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources and on our knowledge of the markets for our services. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified any third-party information and cannot assure you of its accuracy or completeness. While we believe the market position, market opportunity and market size information included in this report is generally reliable, such information is inherently imprecise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate is necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

In addition, we own or have rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos, and website names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our products. This report may also contain trademarks, service marks and trade names of other companies, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this report is not intended to, and should not be read to, imply a relationship with or endorsement or sponsorship of us. Solely for convenience, some of the copyrights, trade names and trademarks referred to in this report are listed without their ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trade names and trademarks. All other trademarks are the property of their respective owners.

PART I

Item 1. Business.

Unless otherwise stated or the context otherwise requires, references in this report to “Agrify”, the “Company,” “we,” “us,” “our,” or similar references mean Agrify Corporation and its subsidiaries on a consolidated basis.

Overview

We are a rapidly growing developer of proprietary hardware and software cultivation and extraction solutions for the cannabis and hemp industry. We believe we are passionately transforming cannabis cultivation and extraction methods through innovation. Our mission is to become the world’s most vertically integrated solution provider for the cannabis and hemp industry globally, while driving superior quality, consistency, and Return on Investment (“ROI”) for our valued customers. We currently have three primary areas of business focus:

●	Cultivation Solutions

●	Extraction Solutions

●	Facility Design & Building Services

Cultivation Solutions

While we do not cultivate, come in contact with, distribute, process, or dispense cannabis or hemp or any cannabis or hemp derivatives that are currently prohibited under United States federal law, our equipment and business solutions can be used within indoor grow and processing facilities by fully licensed cannabis and hemp cultivators and processors or in some cases, by individual processors for individual use in compliance with applicable law. We sell our proprietary cultivation solutions to independent licensed cultivators. The two primary products we sell are the Agrify Vertical Farming Unit and Agrify Insights SaaS (“Software-as-a-Service”) software.

Agrify Vertical Farming Unit (“VFU”)

We believe our proprietary VFU technology is the only product in the market that offers a modular, compartmentalized micro-climate growing system for indoor vertical farming. Our VFU system is designed for large-state and multi-state operators who are looking to consistently produce higher-quality crops at scale. The ideal facility size that we target in our sales process ranges from 20,000 square feet to 50,000 square feet. The VFU is an integrated hardware and software growing system. These units are designed to line up horizontally in rows, and they can be stacked vertically up to 3 units tall, taking advantage of unused indoor vertical space with the below advantages:

●	Superior Floor Space Utilization. Each VFU provides two growing rows. Our design introduces an open-room facility design approach to maximize available cultivation floor print while offering superior risk mitigation via individual compartmentalized cultivation chambers.

●	Precise Environmental Controls. Each VFU has an environmental control unit that is integrated with our proprietary cultivation software, Agrify Insights software. This integration allows for precise control and automation over light photoperiod and intensity, temperature, humidity, vapor pressure deficit (“VPD”), carbon dioxide, fertigation, and irrigation throughout the life cycle of the plants.

●	Modular Scalability. The VFU is designed with proper loading to stack up to 3 units tall, sextupling production volume over the same footprint. Each unit is designed to easily integrate with a mezzanine catwalk system.

●	Biosecurity and Risk Mitigation. The VFU has a motorized curtain on both sides of the unit that enclose the grow area to prevent light-leak and spread of disease that would typically lead to facility-wide crop failure. Contamination can be controlled and limited to the affected units, which are designed with sanitation in mind. From the aluminum frame to the selection of antimicrobial plastics and down to the IP65 electronics and polycarbonate-lensed LED lights, the entire VFU can be easily sanitized.

●	Worker Safety. The VFU’s working area is 8 feet tall, allowing easy access to both rows of plants within the unit. As the motorized curtains can be lifted on either side, this also allows efficient ergonomics at arm’s length. Similarly, our Interlight LED technology is dimmed or turned-off when the curtains are raised for a more ambient working environment.

Examples of VFU infrastructure verse traditional grows

To further illustrate the benefit of going with the VFU infrastructure versus a more traditional indoor cultivation setup with conventional LED lights or conventional HPS lights, we have conducted a comparative analysis internally on an approximately 45,000 square foot facility.

While the upfront cost is more for the facility that is outfitted in VFUs, that is quickly offset by the fact that a VFU outfitted facility has the capacity to generate about 4x the amount of estimated annual revenue and over 4x the annual estimated EBITDA. In looking at the numerical values in the model, it becomes even more compelling when comparing the VFU facility to a facility with a traditional grow room. Assuming an initial investment of approximately $27.7 million for the VFU facility build-out, our model indicates that the facility owner would recoup their initial investment and produce significant free cash flow in the first year of operation assuming the facility should be able to achieve almost $88 million of estimated annual revenue and roughly $78.4 million in annual estimated EBITDA. In contrast, the traditional indoor facilities would cost approximately $8.8 million or a little less than $16.5 million to build out depending on which lights are used and would generate approximately $20.4 million or $22.5 million in estimated annual revenue and right around $16 million or just under $19 million in annual estimated EBITDA. When comparing the different facility types on a side-by-side analysis, we believe the VFU facility is far more attractive than either type of traditional facility given the financial upside is significantly higher and is a far more sophisticated way to grow crops.

We have also modelled out another scenario in which a prospective customer has a license that stipulates that they are permitted to operate with at most 16,200 square feet of canopy space in their facility (which is the exact same amount of canopy square footage displayed in the above model for the traditional setup in the 45,000 square foot facility). However, given the modular and stackable nature of the VFUs, we are able to help the customer achieve the same canopy square footage with 253 VFUs in a facility that is only 20,000 square feet, which is less than half the size of the traditional facility. While canopy square footage is basically identical for all of the different cultivation approaches we looked at in this particular simulation, the VFU setup requires a much smaller and theoretically much less expensive facility, and because the VFUs are more productive, the estimated annual yield is about 31% higher than in the facility with the traditional grow room setup and conventional LED lights and 45% higher than in the facility with the traditional grow room setup and conventional HPS lights.

Agrify Insights SaaS Software Solution

Each individual VFU sold includes a license for Agrify Insights SaaS Software (“Agrify Insights software”), and a monthly SaaS subscription fee is charged, per VFU. The VFU cannot operate successfully without the use of Agrify Insights software, and we typically charge between $2,400 to $3,600 per VFU sold, per year. On average Agrify Insights SaaS Software license agreement is for a multi-year term, with an annual auto renewal.

Agrify Insights software is cloud-based software as a service that interfaces with a microservices middleware and relational database that integrates with our hardware and provides our managers, facility owners, facility managers, and growers real-time control and monitoring of facilities, growing conditions, and insights into both production and profit optimization. The combination of precise environmental control and automation with data collection and actionable insights empowers our customers to be more efficient, more productive, and more intelligent about how they run their businesses. We believe that the robust data analytics capabilities from our Agrify Insights software platform coupled with our VFU system is enabling our customers to transform their businesses and quality of the product they are cultivating.

The Agrify Insights software is focused around optimizing four key components:

●	Optimization at the plant level;

●	Optimization at the VFU unit level;

●	Optimization at the facility level; and

●	Optimization at the business level.

When these key components are combined, they encompass the cultivation operations of an Agrify customer. By reducing human error and providing insights through data collection and analysis, Agrify Insights software minimizes risk and increases operational efficiencies. Ultimately, our customers are seeking to produce the same consistent end product no matter where they are located.

Plant-Level Optimization

Central to our solution is granular control of the cultivation environment. The end-product of a crop is determined by both the plant’s genetics and the environment in which the plants are grown. Control over the growing environment is accomplished through the Agrify Insights software. By recording over 1.5 million data points per VFU per year and being able to reproduce specific environments based on the data, cultivators are effectively able to minimize the variation in their crops and dial-in the maximum quality. Further individual plant varietals can be optimized by tailoring the grow plan (recipe for cultivation) to enhance particular genetic traits; increasing the temperature can speed chemical processes and growth rates and adjusting the length of different phases of a plant’s lifecycle can maximize the crop’s yield. Additionally, when new varieties of plants are cultivated, having multiple controlled, compartmentalized, growth chambers allow for iterative experiments which offer real insight into how new varieties are best cultivated. For example, you can grow a new variety in 5 different VFUs that are set to mimic the climate of different geographies to see where the varieties are suited to grow.

Our “Grow Plans” are the templates or recipes that define the parameters for each lifecycle. Grow Plans define the environmental settings (light - photoperiod and intensity/ temperature / humidity / VPD / CO2 / irrigation / fertilization) for each crop variety and cultivator as well as the schedule for completing, as applicable, “plant-hands-on” tasks such as bottoming, pruning, and harvest. Agrify Insights software ships to the customer with many pre-developed Grow Plans and customers can create their own Grow Plans, electing to share them with other customers or not.

Individual VFU Level Optimization

Our VFU hardware provides cultivation environmental control within the growth chamber. This hardware and its component valves, motors and sensors are directed and controlled by Agrify Insights software.

●	Monitor and Control Agrify Hardware. Agrify Insights software can either automatically or manually control our hardware. For example, the water-chilled fan coil can keep temperature in a range accurate to 1.5 degrees Fahrenheit.

●	Cultivation Environmental Control. Using Agrify Insights software, users can view environmental charts that plot temperature, humidity, carbon dioxide over time. It also shows when the plants were irrigated and whether the unit is in cooling, circulating, or dehumidifying mode. We sample these values every minute and report them back to the cloud every 15 minutes, or more often if there have been significant changes. Each growing chamber reports approximately 1.5 million data points annually, enabling our clients to perform in-depth analysis of grow performance. The manual control screen visualizes the current state of the grow chamber and enables our technicians to take direct control for troubleshooting, if necessary. The device log shows us what decisions were made by the onboard Agrify Insights software and why.

Facility Level Optimization

Our modular VFUs are deployed in scale at a customer’s facility with the smallest commercial operation deployment to date being 63 VFUs. Agrify Insights software is designed to operate these individual VFUs as a combined facility. Agrify Insights software features at the facility level include:

●	Production Planning. The production planning feature is designed to maximize a facility’s utilization by executing a “best-fit” scheduling algorithm to selected Grow Plans across the growing units that have been deployed at a customer facility. Since grow plans typically have a different number of growing days that start on staggered schedules, this module is a critical component for optimizing the planting and moving schedules, significantly increasing plant production, and reducing the cost per pound of harvest.

●	Workforce Management. Agrify Insights software includes a workforce planning feature to assign tasks to staff. These tasks can be automatically assigned based on user role or their knowledge, skills, and abilities. The calendar displays the estimated amount of time required to complete plant-touching tasks on any given day.

●	Automatic Notification System. Users can select to subscribe to anomalous events, and users are notified in the order in which they are listed. If a user does not acknowledge the notification within the specified time frame, the next user in the list is notified, providing the business with 24/7 monitoring and notifications.

●	Preventative Maintenance. Our equipment and facility preventative maintenance schedules and related tasks are contained, tracked and monitored within Agrify Insights software.

●	Facility Infrastructure Controls. Agrify Insights software controls the irrigation on a facility level as well as connects with the water chilled HVAC system and ambient lighting system, providing our customers a central piece of software for facility management.

Optimization at the Business Level

Agrify Insights software analysis features enable customers to understand how cultivation decisions impact their overall business. Understanding the data from the cultivation facility can help our customers better plan and make informed decisions that impact downstream parts of their business.

●	Consumables Procurement Integration. Each task can also be assigned a set of consumables whose inventory will be reduced when the task is started. This feature can help customers manage supply levels and can automatically create purchase orders so that they never run out of required supplies.

●	Online Standard Operating Procedures (“SOPs’’) and Safety Datasheets. Agrify Insights software hosts digital copies of our included Standard Operating Procedures and datasheets, or users can upload their own via our content management system, ensuring that the most recent version of SOPs and forms are available to users.

●	Roles-Based Dashboards. Ability to obtain access to information specifically suited to your workforce’s various needs. Facility owners have access to high-level information about crop yields and equipment usage in an easy-to-understand scorecard. Farm managers receive a worksheet and calendar that lets them manage their workforce and automatically assign plant-touching tasks. This also provides facility managers with an ongoing window into consumables and lets them set inventory levels.

●	Data Collection. Agrify Insights software is a centralized repository for all data relating to the cultivation aspects of our clients’ business, including research and development testing data, and the ability to capture and compare test results. By doing so, Agrify Insights software becomes a customers’ cultivation statement of record.

●	Financial Simulator / What If Scenarios. Our operating expenses (“OpEx”) calculator enables users to evaluate impacts to profitability by changing hundreds of attributes including, but not limited to, changes to costs in labor, electric, water, CO2, and growing media as well as potential volatility in yields and pricing.

●	Regulatory Reporting Integration. We have integrated our software with Metrc, a leading seed-to-harvest compliance management and tracking solution, which will enable our customers to handle most regulatory reporting directly through Agrify Insights software.

Extraction Solutions

While we do not extract, come in contact with, distribute, process, or dispense cannabis or hemp or any cannabis or hemp derivatives that are currently prohibited under United States federal law, our extraction equipment and business solutions can be used within indoor processing facilities by fully licensed cannabis and hemp cultivators and processors or in some cases, by individual processors for individual use in compliance with applicable law. We sell our proprietary extraction solutions to independent, licensed cultivators and processing labs.

Cannabis represents a potential cornucopia of medicinal and pharmaceutical advancement. Cannabis produces over 550 different phytochemicals, over 120 of which are cannabinoids like tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”). Other cannabinoids like varins, cannabigerivarin (“CBGV”), tetrahydrocannabivarin (“THCV”), and cannabidivarin (“CBDV”) are less well known and potentially offer significant value. As we continue to learn more about the complex chemical composition of cannabis, the need for distillation solutions is clear. Distillation enables the identification, isolation, and separation of valuable cannabis metabolites. The ability to take cannabis compounds distilled into their pure forms, and then recombine them into specific, purposeful end-products could have significant potential for the pharmaceutical industry in the future.

Since October 2021, we have been strategically focused on establishing ourselves as a global leader in the cannabis and hemp extraction equipment industry, complementing our cutting-edge cannabis and hemp cultivation solutions. Over a 5-month period, we acquired four of the top brand names in the industry:

●	Mass2Media, LLC, d/b/a PX2 Holdings, LLC, d/b/a Precision Extraction Solutions (“Precision”) - Market leader in developing and producing high-quality hydrocarbon extraction solutions was acquired by Agrify on October 1, 2021.

●	Cascade Sciences, LLC (“Cascade”)- Market leader in developing and producing high-quality vacuum purge ovens and decarboxylation ovens was acquired by Agrify on October 1, 2021.

●	PurePressure, LLC (“PurePressure”) - Market leader in developing and producing high-quality solventless extraction solutions was acquired by Agrify on December 31, 2021.

●	LS Holdings Corp. (“Lab Society”) - Market leader in developing and producing high-quality distillation and solvent separation extraction solutions was acquired by Agrify on February 1, 2022.

Combined, the four acquisitions listed above provide what we believe to be the most comprehensive extraction solutions from a single provider, with over 7,000 customers, including over 30 Multi-State-Operators, and some of the best extraction labs in the industry. Our leading extraction brands provide equipment and solutions for extraction, post-processing, and testing for the cannabis and hemp industry. The extraction, post-processing and testing services are complementary and highly attractive areas of the supply chain.

Our extraction division now offers cutting-edge technologies and end-to-end service solutions. Solutions from the extraction division include equipment, technology, facility and lab design, and extensive research and development capabilities. By providing new hardware-as-a-service we intend to capture higher margin recurring revenue and supply chain optimization through streamlined product sourcing, purchasing, manufacturing, and warehousing.

These acquisitions have greatly expanded our product and service offerings in the post-harvest segment of the supply chain, and believe we are positioning the Company as the most vertically integrated total solutions provider for our cannabis and hemp customers. The global cannabis extraction market is expected to potentially grow to $24 billion by 2028, and as the cannabis industry continues to experience rapid growth globally, we expect the sales of our extraction solutions to follow a similar growth trajectory.

Facility Design & Building Services

Agrify provides fully integrated architectural, engineering, and project management oversight of qualified General Contractors for its customers commercial cannabis facilities buildouts. Each custom commercial cannabis facility is specifically designed to maximize the production output of Agrify’s proprietary VFU’s and cannabis extraction product solutions.

Cannabis Market Opportunity

While we do not cultivate, come in contact with, distribute or dispense cannabis or any cannabis derivatives that are currently prohibited under U.S. federal law, our cultivation solutions can be used within indoor grow facilities by cannabis cultivators if they choose to do so.

In the U.S., the development and growth of the regulated medical and recreational (adult use) cannabis industry has generally been driven by state law and regulation, and accordingly, the market varies on a state-by-state basis. State laws that legalize and regulate cannabis for medicinal reasons allow patients to consume cannabis with a designated healthcare provider’s recommendation, subject to various requirements and limitations. As of December 31, 2021, 38 states have passed laws allowing their citizens to use medical cannabis. On top of this medical condition growth trend, there has been a slower but steady increase in the number of states that have chosen to legalize cannabis for recreational use. As of December 31, 2021, 18 states have passed laws allowing their citizens to use recreational cannabis. Shifting public attitudes and state law and legislative activity are driving this change as indicated by a 2019 poll by Quinnipiac University that found that 93% of Americans support patient access to medical-use cannabis, if recommended by a doctor, which was the same level of support from a similar poll conducted by Quinnipiac University in 2018. Similarly, the trend toward further legalization and regulation of cannabis sales is spreading globally. As of the date of this report, over 28 countries outside the U.S. currently have medicinal cannabis regulation in force, and that number is expected to significantly increase over time.

Given that the market size of legal cannabis in the U.S. in 2020 was expected to be $17 billion according to New Frontier, and 53% of cannabis volume is currently grown indoors according to New Leaf Data Services, we estimate that the indoor segment of the legal U.S. cannabis sector is a $9 billion market with the expectation that there will be even more growth on the horizon. In fact, according to a report from April 2020, BDSA, the leading provider of cannabis industry market research, in conjunction with Arcview Market Research, forecasted that U.S. legal cannabis sales will approach $34 billion by 2025, which represents 72% of their projection for total global sales of $47 billion in 2025.

The different cultivation environments for cannabis each have advantages and disadvantages, and this leads to a variance in price points based on quality, actual and perceived, and process. According to New Leaf Data Services’ March 25, 2022 U.S. cannabis spot index, the average wholesale price per pound of outdoor grown flower was $502 per pound, greenhouse flower averaged $840 per pound, while indoor grown flower averaged $1,651 per pound and the total market on average was $1,242 per pound. Based on the breakdown of production by cultivation environment, indoor grown flower represents 53% of total volume by type while greenhouse and outdoor represent 23% and 24%, respectively. Additionally, based on the breakdown of percentage of observed transactions, indoor grown flower represents 64% of total volume by type while greenhouse and outdoor represent 18% and 18%, respectively.

Outdoor cannabis has the lowest initial capital expenditures required to start cultivation. According to Marijuana Business Daily (“MBD”), the average start-up cost per square foot of outdoor cultivation is $10. The expansive size of outdoor grows and their reliance on natural soil, lighting and weather conditions means cultivators have relatively few infrastructure needs. They can get their business off the ground quickly and with minimal upfront expenditures trading quality for lower cost production.

Greenhouse grown cannabis commands a higher price per pound than field grown cannabis as the more protected environment produces higher quality flower. According to MBD, the average start-up cost per square foot for greenhouse cultivation is $50, but the true costs tend to be all over the map with an executive from Ohio-based Rough Brothers, an 84-year-old greenhouse company that started taking on cannabis clients in 2013, opining that such costs can vary greatly, going so far as to say “I could build you a cannabis greenhouse for $20 a square foot or $200 a square foot.”

Indoor grown cannabis commands the highest price per pound as it produces the highest quality flower due to the fact that growers have the most control over the environment. Indoor cultivation facilities vary significantly in sophistication and technology with the build-out costs reflecting that fact. While MBD states that the average start-up cost per square foot for indoor cultivation is $75, anything close to that cost would inevitably yield a primitive and arguably insufficient setup. In contrast, Jennifer Martin, a prominent cannabis cultivation consultant, indicated on MarijuanaPropagation.com that a far more advanced and scalable configuration would likely cost between $400 to $500 per square foot. In general, the more a company invests up front, the higher the upside will be in the future. However, beyond initial build-out costs, it has historically been very expensive to grow cannabis in an indoor facility. The industry norm for direct production-related operating costs ranges from approximately $436 per pound according to a competitive cost analysis conducted by MJardin to $516 per pound, which is based on another examination of cultivation costs by the website CannaBusinessPlans.com.

Our premium indoor grow solutions, whether it’s our VFUs or our LED lights, are designed, engineered, and calibrated to drive significant improvements for our customers, who trust us to deliver the type of productivity and quality that was previously unattainable.

Competitive Landscape

We believe our full suite of product offerings form an unmatched ecosystem for indoor growing and extraction. At this time, our Agrify Vertical Farming Unit, Agrify Insights software, Extraction solutions, our facility design and build services, and our engineering/installation services are highly differentiated from anything else on the market.

At the same time, our customers are actively being approached by a variety of companies who do offer compelling standalone products and services, so we recognize that our customers do have choices and alternatives, and they also need to factor in opportunity cost whenever they make purchasing decisions. Consequently, we more broadly define our competition as any other company going after the same finite budget dollars as us in the indoor agriculture space. We have highlighted below the most notable players that operate across some of the same functional, highly fragmented areas of agriculture technology that we operate.

●	Semi-Integrated Vertical Cultivation Systems — Sprout AI

●	Aeroponic Systems — AEssenceGrows and Thrive Growing

●	Horticultural Lighting — Gavita, Fluence, VividGro, Hydrofarm, GrowGeneration, Hawthorne and Heliospectra

●	Extraction Solutions — Extraction Tech Solutions, Galenja

●	Monitoring Software — Grownetics and Trym

●	Cultivation Software — Quantum Leaf, Flourish, and Grow Link

●	Vertical Cultivation Racking Systems — Pipp Horticulture and Montel

Despite the presence of some well-funded and well-established competitors who offer pieces of what we do, we are able to compete on the basis of several defensible factors including our industry experience, our technical expertise, the differentiated value proposition of our individual offerings, and our positioning as a single-source provider. However, we believe above all else, it is our ability to offer an unrivaled level of precision through a total end-to-end turnkey solution that sets us apart from existing competitors and potential new market entrants.

Our Competitive Strengths

We believe our business has, and our future success will be driven by, the following competitive strengths:

●	Innovative Technology in an Attractive Growing Industry. Our innovative solutions are aimed at large and growing U.S. domestic and global markets. We believe we are the only provider of a fully integrated end-to-end hardware and software turnkey solution for indoor cultivation and extraction facilities that allows customers to produce at scale, high-quality products with consistency that meet the growing demand and needs of end users at a relatively low cost. As such, we believe we have a first mover advantage due to innovating this new type of smart cannabis and hemp cultivation and processing solution, which is already designed, manufactured, and implemented in a number of commercial scale deployments across multiple states within the U.S.

●	Integrated Proprietary Components. We design and create our own hardware, software and SOPs from the ground up, rather than buying piecemeal from third parties. We take a systems-engineered integrated approach that we believe has inherent advantages over other, ad-hoc systems.

●	Emphasis on Precision and Consistency Through Our Proprietary Grow Solutions. While being able to help our customers increase capacity, yield and consequently revenues hold a tremendous amount of value, we believe that our biggest differentiator is our ability to impact the actual quality and consistency of the output by controlling the environment in which the crops are grown and all of the variables that influence harvests with an unparalleled level of precision. The by-product of our Agrify total turn-key solution (“TTK Solution”) is that our customers are able to create consistent high-quality products with repeatability from anywhere similar to any other consumer product company that provides a branded food or drink product.

●	Emphasis on Precision and Consistency Through Our Extraction Division. In addition to our premium grow solutions, we have begun offering our customers industry leading cannabis and hemp extraction equipment, design and training solutions. By acquiring leading brands earlier this year, we are immediately able to offer our customers premium solutions to meet their processing needs in this rapidly expanding sector.

●	Market Knowledge and Understanding. We have extensive experience with controlled agriculture environments, extraction, post-processing and scale-up manufacturing, as well as industry technical knowledge and relationships. We are keenly aware of the struggles that indoor cultivators and extractors face, and we serve as a credible and collaborative partner through the entire customer lifecycle. We believe that our fully integrated TTK Solution, extraction equipment and ancillary services are the key to resolving many of the challenges our customers face.

●	Differentiated Business Model. Unlike many of our competitors, we offer a diversified mix of hardware, software and services, which leads to multiple revenue streams. Given the nature of our deployments, we become deeply embedded in our customers’ operations through our numerous product offerings, which include our TTK Solutions and the direct sale of our VFUs, and various extraction and processing equipment and this puts us in a position where their success is directly tied to our equipment. Our ability to differentiate our business model, through both our TTK Solutions, as well as through our direct VFU hardware sales, provides us with multiple opportunities to expand our installed user base, which we believe will lead to future high-margin and stable recurring SaaS revenues, via our Agrify Insights software, and production fee revenues.

●	Novel Equipment Financing Solution. Limited access to outside capital is a significant issue for cultivators as it can inhibit growth and cultivation facility expansion. We help solve this problem by offering equipment financing plans for select good credit customers, which we believe further enables us to become a vendor of choice. Qualified customers pay approximately 30%-50% upfront and finance the balance through a two-year payment plan.

●	Experienced and Proven Management Team. Our leadership team has entrepreneurial experience, technical expertise, and a track record of scaling up businesses and operating public companies. Additionally, our team is supported by strong advisors and leading strategic and institutional investors.

Our Customers

We primarily market and sell our products to newly licensed, well-funded producers in a single market as well as multi-state operators. Our customers choose us for a number of reasons, including the breadth and availability of the products we offer, our extensive expertise, and the quality of our customer service. For large multi-state operators, our solutions allow operators to produce consistent high-quality products regardless of the geographic locations where they are licensed to operate. Our system removes the variations of local grow environment, and also provides consistent standard operating procedures across different facilities, helping every facility to achieve the highest Good Manufacturing Processes standards. Our ability to provide a “one-stop shop” experience allows us to be the preferred vendor to many of these customers by streamlining their entry into or expansion of their cultivation capabilities. In addition, we believe our customers find great value in the advice and recommendations provided by our knowledgeable sales and service associates, which further increases demand for our products.

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

To date, we have customers across the U.S. and internationally in the cannabis and hemp industry and are of all sizes, ranging from small, single location/ single vertical businesses to multi-state enterprise operations who use Agrify family of solutions.

In 2021, we had two customers that represented more than 10% of total revenues and accounts receivable. In 2020, we had three customers that represented more than 10% of total revenues and accounts receivable.

Our Growth Strategy

We have developed a multi-pronged growth strategy as described below to help us capitalize on the sizable opportunity at hand. Through methodical sales and marketing efforts, cultivation and extraction solutions, facility design and building services, scale-up manufacturing, and equipment financing, we believe we have implemented several key initiatives we can use to grow our business more effectively. We also intend to opportunistically pursue the strategies described below to continue our upward trajectory and enhance shareholder value. In 2021 we believe we have significantly improved our new bookings and qualified pipeline. With our expanded product line to included quality extraction solutions, we become more attractive to our prospects and customers, enhancing our value-add and improved wallet share opportunities. We expect our qualified pipeline and new bookings of opportunities to continue to grow.

Sales and Marketing

Rigorous Sales Process and Strong Infrastructure in Place to Drive Revenue Growth

We embrace and utilize a rigorous Sandler sales process to evaluate potential new opportunities and then advance vetted prospects through the different phases of our qualified pipeline. The Sandler sales process is the leading enterprise sales process globally, which is based on the psychology of human behavior, is consistent with the values and culture we have chosen to implement at Agrify, and consequently our salespeople spend most of their time building relationships and qualifying opportunities in order to make closing new business more streamlined, collaborative and organic in nature. There are specific requirements, milestones, and events that we have identified along the sales process that must be met to move prospects through and convert them from vetted opportunities into committed sales orders within a 12-month period. At each phase of the pipeline, a prospect opportunity is assigned a probability value for closing, providing management production forecast ability.

Our professional proactive sales team works to convert our qualified pipeline of opportunities into confirmed contractual bookings. Given our emphasis on enterprise sales opportunities we believe we are able to significantly scale our business in the coming year without significant increases our headcount. At the time of this report, our sales team was made up of Sales Operations Specialist, Order Management Representatives, Solution Architects, Account Managers, Director of Business Development, and Director of Channel Partners totaled 19 full-time employees.

We believe our business has, and our future success will be driven by, the following sales and marketing strategy:

●	Marketing Team Aligned with Sales Force to Maximize Our Industry Visibility to Drive Revenue. Our marketing department works in tandem with our sales and business development representatives to best represent and sell our cultivation and extraction solutions to the cannabis industry. The sales and business development representatives advance prospects through our sales funnel, also known as a “buyer’s journey”. Our sales funnel duties are completed using a customer relationship management (“CRM”) system, which allows us to track, qualify, and report on the pipeline velocity and ROI of our marketing initiatives. Leads are added into our funnel predominantly through our digital marketing efforts, including direct marketing, organic social media growth, thought leadership, events, and demand generation via paid advertisements.

●

Direct Marketing. We capitalize on our direct marketing efforts by utilizing our internal CRM database, as well as the external help of trusted industry databases to target the right audience. Emails go out on a weekly basis and are subdivided by product focus and state, depending on the campaign. We use A/B testing in our email campaign strategy to harness meaningful messages that result around 35%-40% engagement for open and click rates. The average open and click rates for all industries is 21.33%.

●

Social Media and Thought Leadership. Through the creation and promotion of engaging content that positions us as a thought leader, we continue to organically grow our social media audience. We share original video, photography, industry-related articles, and blog content on a consistent basis. By developing strategic partnerships with well-known and respected brands, we are working to better position ourselves with marketing and branding efforts on social. Furthermore, we promote our social media in our communication via email and on our website. We also keep our finger on the pulse of trends and competitors in the market, remaining in-the-know.

●

Trade Shows. Trade shows and events related to the cannabis industry have proven to be highly effective. When attending trade shows and events, we typically position ourselves front and center, with high-level sponsorships, outstanding booth placement, and speaking opportunities. Our product and subject matter experts take advantage of speaking opportunities, positioning Agrify as industry thought leaders. We expect to continue to grow our industry presence by generating leads using conferences as a platform. The trade show plan has been carefully vetted to ensure that these shows are reputable, have a strong business to business focus, high foot-traffic rates, as well as hosted in a desirable market.

●

Paid Advertising. We utilize paid advertising such as banner ads on high-trafficked media sites that largely focus on cannabis and other relevant topics. We provide content offers and other downloadable materials in order to capture these leads. As we gain experience through these different marketing initiatives, we will make appropriate spending adjustments with our most effective outlets. We seek to expand our business both nationally and internationally, and will do so when we have proven, viable marketing options available to us.

●	Public Relations Campaigns. We have successfully gained the interest of press from networks such as CFN and a number of other cannabis media outlets. With our industry positioning using thought-leadership and on-going participation in industry conferences, we have been highlighted through the Newswire and featured in a variety of media outlets. We will continue to sponsor and keynote in industry-related events including technology and agriculture conferences, podcasts, radio shows and more to continue to gain press and ultimately more exposure.

Agrify Total Turn-key Solutions

We also believe that our data-driven TTK Solution for cultivation solutions is unlike any other customer solution being offered and enables our customers to get to market faster by providing them with our seamlessly integrated hardware and software offerings as well as access to capital and a wide range of associated services from experts including consulting, training, design, engineering, and construction to form what we believe is the most complete solution available from a single provider.

Agrify’s TTK Solution provides our valued customers with the benefit of working with a single, highly qualified provider in what has historically been a decentralized market full of piecemeal solutions that were not necessarily designed and engineered to work harmoniously with one another. Given the significant shortcomings associated with traditional indoor grow methods across all commercial agriculture segments, it was apparent that a new paradigm in indoor cultivation was desperately needed, which is precisely why we are bringing a more modern, manufacturing style approach that is process driven through technology and measured via data and analytics. Overall, our holistic approach to addressing our customers’ cultivation needs treats their production facilities as an end-to-end ecosystem whose success depends on all of its components working together optimally. Despite the rapidly growing cannabis and hemp industry, many grower and processor customers face some significant obstacles to their operations that pose a serious threat to their long-term viability.

We believe Agrify proprietary TTK Solution is the key to resolving many of the challenges our customers encounter. Since launching our TTK Solution in June of 2021, we have generated significant momentum in the United States market and over time, we expect to have significant future TTK Solution opportunities both domestically and abroad. We have set ourselves apart by bringing to market a horticulturist expertise, bundled solution of state-of-the-art equipment, software and services that is turn-key, end-to-end, fully integrated and optimized for precision growing and extraction. Agrify’s TTK Solution provides customers with the following bundled equipment and services:

●	Facility design, lab design, and engineering services

●	Facility and lab buildout project management

●	Agrify state of the art VFUs

●	Agrify data driven Insights SaaS software

●	Agrify state of the art extraction products

●	Expert horticulturist training and ongoing support

Agrify’s TTK Solution agreement terms are typically for ten years. If facility design and building services are provided, on average the customer pays Agrify an annual interest rate ranging from 12% to 18% per annum and the money owed for the design and build services are completely repaid withing 24 months of facility occupancy certification. During the remaining term of the agreement the Agrify receives monthly recurring SaaS fees and for a production success fee based on the amount of each harvest. For extraction equipment and products, Agrify TTK Solution agreements range from five years to ten years and the Company receives a production success fee based on the amount produced.

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

Our individual offerings, which are described in more detail below, are compelling on their own. However, we believe what really sets us apart is our ability to bring to the market a tech-forward, bundled solution of equipment, software and services that is turn-key, end-to-end, fully integrated and optimized for precision growing.

Scale-Up Manufacturing Capabilities in Order to Meet the Increasing Demand for Our Grow Solutions

We currently use contract manufacturers (“CMs”) in the U.S. and in Asia for prototyping and volume manufacturing, and we plan to expand our capabilities in order to meet the increasing demand for our grow solutions. We design the systems internally, and then work with our CMs and suppliers to refine, prototype, and test the designs. The designs are documented at a level that allows us to have our products manufactured at multiple CMs, both in the U.S. and abroad.

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

On December 7, 2020, we entered into a five-year supply agreement with Mack Molding Co., a Vermont corporation (“Mack”), pursuant to which Mack will become a key supplier of Company’s VFUs. Mack is a leading supplier of molded plastic parts, fabricated metal parts and high-level assemblies to the medical, industrial, transportation, energy/environment, computer and business equipment, defense, aerospace and consumer markets. Founded in 1920, Mack is a wholly owned subsidiary of the privately held Mack Group corporation, which also includes Mack Technologies and Mack Prototype. The supply agreement contemplates that, following an introductory period, we will negotiate a minimum percentage of our VFU requirements that we will purchase from Mack each year based on the agreed upon pricing formula. The introductory period is not time-based but rather refers to the production of an initial number of units after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. We believe this approach will result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack. In the event we are unable to agree with Mack on pricing or a minimum requirements percentage, either party may terminate the agreement upon notice without further consequence or obligation.

We believe the supply agreement with Mack provides us with several key benefits, including:

●	Rapid Scaling: We can scale to customer orders, as Mack has agreed to maintain a minimum safety stock of VFUs in inventory and allow us to store additional inventory pending customer deliveries; and

●	Long-Term Efficiencies: Under a strategic partner governance structure, we intend to meet with Mack at least quarterly in efforts to improve components acquisition and logistics, to lower production costs over time, provide additional alternatives for third party component vendors and allow us to provide input as to Mack’s overall production process and operational effectiveness.

We anticipate that this key strategic relationship with Mack will grow with our continued and expanding need for additional VFUs.

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

Patents

We hold 17 patents in the United States and 3 international patents. We also have nine pending patent applications. These patents and patents applications are directed to, among other things, extraction and processing of botanicals and particular compounds.

Trademarks and Copyrights

We own or have applications for numerous national and state trademarks which are essential to our businesses, including Agrify, Precision, PurePressure, PressWare, Lab Society and Elitelab, among others. In addition, we recognize common-law trademark rights AGRIFY INSIGHTS and AGRINAMICS for different software as a service products.

Our subsidiary, Agrify Brands, LLC is the owner of certain common-law trademarks that it licenses to third parties. Marks covered by the license include, DAWG STAR (including multiple logo designs), WESTERN CULTURED (including multiple logo designs), TWISTED LEGION (logo), WAXTRONAUT (including multiple logo designs) and WAXTRONAUT COSMICALLY CURATED EXTRACTS.

Although we have not sought copyright registration for our technology or works to date, we rely on common law copyright and trade secret protections in relation to our TechOps/ Agrify Insights software computer program for indoor agriculture management. We have registered our Internet domain names related to our business. We license software from third parties and utilize open-source software for integration into our applications.

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

Employees and Human Capital Resources

As of December 31, 2021, we had a total of 141 employees, of which 136 are full-time employees, with 36 located in the New England area, 35 in Georgia, 31 in Michigan, 17 in Oregon and 22 in other states. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors, and consultants. The principal purposes of our equity incentive plan are to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Additionally, on July 29, 2021, the Company filed a separate arbitration in Boston, Massachusetts against Cooper and Weinstein, in which the Company alleges that Cooper and Weinstein were liable for certain conduct during the time they were TriGrow employees, including breach of fiduciary duty, unjust enrichment, usurpation of corporate opportunity, conversion, fraudulent concealment, and false representation. Also on July 29, 2021, the Company submitted a claim for indemnification to certain legacy TriGrow Systems, LLC. shareholders. The claim for indemnification relates to conduct by Cooper and Weinstein during the time they were TriGrow employees. We do not believe these claims have any merit and intend to vigorously defend against them (see Note 21, Commitments and Contingencies, in the notes to our audited consolidated financial statements as of December 31, 2021).

Corporate History

Agrify Corporation was incorporated in the state of Nevada on June 6, 2016, originally incorporated as Agrinamics, Inc. (or Agrinamics). On September 16, 2019, Agrinamics amended its articles of incorporation to reflect a name change to Agrify Corporation.

On December 8, 2019, we formed Agrify-Valiant, LLC, a 60/40 joint-venture limited liability company, in which we are the 60% majority owner with Valiant-America, LLC, one of the largest premium integrated consulting and general contracting firms in North America with more than ten years of facility general contracting experience across many states.

On January 22, 2020, we and Agrify Merger Sub, Inc., our newly formed wholly owned subsidiary (or “Merger Sub”), entered into an Agreement of Merger with TriGrow Systems, Inc., a Nevada corporation (or “TriGrow”), pursuant to which TriGrow was merged with and into Merger Sub, with Merger Sub as the surviving corporation, resulting in our indirect acquisition of TriGrow.

On July 21, 2020, we acquired HMH, who we have had a close working relationship with for over three years, including the acquisition of HMH’s research and development, testing, and flexible manufacturing plant located just outside Atlanta, GA, along with key personnel and equipment. We believe this acquisition will give us increased, and in some respects, new in-house resources and capabilities around engineering, prototyping, manufacturing, testing, warehousing, and installation services.

On October 1, 2021, we acquired Mass2Media, LLC, d/b/a PX2 Holdings, LLC, d/b/a Precision Extraction Solutions (“Precision”) and Cascade Sciences, LLC (“Cascade”). As part of the acquisition of Precision, Precision merged with and into a wholly owned subsidiary of the Company, Precision Extraction NewCo, LLC.

On December 31, 2021, we acquired PurePressure, LLC (“PurePressure”), a leader in solventless extraction and advanced ice water hash processing equipment in the cannabis and hemp industry.

Subsequent to December 31, 2021, on February 1, 2022, we acquired LS Holdings Corp. (“Lab Society”), a leader in distillation and solvent separation for the cannabis and hemp industry. As part of the acquisition of Lab Society, Lab Society merged with and into a wholly owned subsidiary of the Company, Lab Society NewCo, LLC.

Regulatory Implications of Providing Equipment and Services in the Cannabis and Hemp Industry

We sell products and services that end users may purchase for use in industries or segments, including the growing of cannabis and hemp, which are subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions. For example, certain countries and 36 U.S. states have adopted frameworks that authorize, regulate, and tax the cultivation, processing, sale, and use of cannabis for medicinal and/or non-medicinal use, while the U.S. Controlled Substances Act and the laws of other U.S. states prohibit growing cannabis. In addition, with the passage of the Farm Bill in December 2018, hemp cultivation is now broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also removes restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law. Our products are multi-purpose products and may be used on a wide range of plants and are purchased by cultivators who may grow any variety of plants, including cannabis and hemp.

Despite well over a majority of state laws decriminalizing varying types of its use, marijuana remains a Schedule I drug under the Controlled Substances Act, making it illegal under federal law in the United States to, among other things, cultivate, distribute or possess cannabis in the United States. In those states in which the use of marijuana has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act. The Controlled Substances Act classifies marijuana as a Schedule I controlled substance, and as such, medical and adult cannabis use is illegal under U.S. federal law. Unless and until the U.S. Congress amends the Controlled Substances Act with respect to marijuana (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. Financial transactions involving proceeds generated by, or intended to promote, cannabis-related business activities in the United States may form the basis for prosecution under applicable U.S. federal money laundering legislation. The approach to enforcement of such laws by the federal government in the United States has trended toward non-enforcement against individuals and businesses that comply with medical or adult-use cannabis regulatory programs in states where such programs are legal, strict compliance with state laws with respect to cannabis.

In most states that have legalized medical- and recreational-use cannabis in some form, the growing, processing and/or dispensing of cannabis generally requires that the operator obtain one or more licenses in accordance with applicable state requirements. In addition, many states regulate various aspects of the growing, processing and/or dispensing of cannabis and hemp. Local governments in some cases also impose rules and regulations on the manner of operating cannabis and hemp businesses. As a result, applicable state and local laws and regulations vary widely, including, but not limited to, regulations governing the medical cannabis program, product testing, the level of enforcement by state and local authorities on non-licensed cannabis operators, state and local taxation of regulated cannabis products, local municipality bans on operations and operator licensing processes and renewals.

As part of its rigorous due diligence policy on all potential customers, the Company carefully reviews the appropriate licensure of each potential customers in the cannabis and hemp industry for compliance with applicable local, state, and federal laws. The Company is not involved in the cultivation, processing or retail of cannabis products and never takes a controlling interest in any of the operations of its cannabis customers as a matter of state law.

Implications of Being an Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. Accordingly, for so long as we are an “emerging growth company,” we will not be required to:

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

Risks Related to Our Business and Industry

We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, our management has identified, and our auditors agreed that there is a substantial doubt about our ability to continue as a going concern.

We have incurred significant losses in each fiscal year since our inception in 2016. We have experienced net losses of approximately $32.5 million and $21.6 million for the years ended December 31, 2021 and 2020, respectively. We expect our operating expenses (“OpEx”), to increase in the future due to expected increased sales and marketing expenses, operational costs, product development costs, and general and administrative costs and, therefore, our operating losses will continue or even increase at least through the near term. In addition, since the consummation of our initial public offering (the “IPO”) on February 1, 2021, we have incurred and will continue to incur significant legal, accounting, and other expenses as a public company that we did not incur as a private company. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not rely upon our recent revenue growth as indicative of future performance. We may not reach profitability in the near future or at any specific time in the future. If and when our operations do become profitable, we may not sustain profitability.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects. We have been in existence since June 2016 and much of our revenue growth has occurred during 2020 and 2021. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

●	market acceptance of our current and future products and services;

●	changing regulatory environments and costs associated with compliance, particularly as related to our operations in the cannabis sector;

●	our ability to compete with other companies offering similar products and services;

●	our ability to effectively market our products and services and attract new clients;

●	the amount and timing of OpEx, particularly sales and marketing expenses, related to the maintenance and expansion of our business, operations, and infrastructure;

●	our ability to control costs, including OpEx;

●	our ability to manage organic growth and growth fueled by acquisitions;

●	public perception and acceptance of cannabis-related products and services generally; and

●	general economic conditions and events.

If we do not manage these risks successfully, our business and financial performance will be adversely affected.

Potential risk of loss associated with our TTK Solution Offerings

During 2021, we introduced our TTK Solution, which among other things, include financing arrangements related to both facility design and build services and equipment. These arrangements require a significant upfront investment of working capital over a one- to two-year period, before we start to receive repayment on the upfront construction advances and on our recurring monthly SaaS fees and production fees.

As of December 31, 2021, a significant amount of our working capital has been invested in funding our TTK Solutions construction and equipment commitments. We expect to continue to allocate a significant portion of our working capital towards existing and future TTK partnerships.

We believe that there is a potential risk of loss associated with our ability to receive anticipated future payments that are in line with our projected financial unit metrics due to a host of variables including, but not limited to the following:

●	As we are in the early stages of our TTK Solution offerings, the TTK Solution is currently an unproven business model;
●	The TTK Solution offering requires a significant amount of capital and our collection of advanced amounts is subject to customer credit risk;

●	Our anticipated downstream production fee revenue assumes that our VFUs will successfully produce 35 pounds of product per VFU per year; and

●	Our anticipated returns are reliant upon our customer’s ability to market and sell the products.

We may require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product manufacturing and development, and other operations.

At December 31, 2021, we had cash and cash equivalents and current marketable securities of approximately $56.6 million, which we believe will be sufficient to fund our planned operations for the next 12 months. Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned. Even if we are able to substantially increase revenue and reduce OpEx, we may need to raise additional capital, either through borrowings, private offerings, public offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our investors losing all of their investment in our company.

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

We face risks associated with strategic acquisitions.

Since our inception, we have strategically acquired several businesses, and plan to continue to make strategic acquisitions, some of which may be material. These acquisitions may involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our results of operations:

●	Any acquired business could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with its anticipated timetable;

●	We may incur or assume significant debt in connection with its acquisitions;

●	Acquisitions could cause our results of operations to differ from our own or the investment community’s expectations in any given period, or over the long term; and

●	Acquisitions could create demands on our management that it may be unable to effectively address, or for which it may incur additional costs.

Additionally, following any business acquisition, we could experience difficulty in integrating personnel, operations, financial and other systems, and in retaining key employees and customers.

We may record goodwill and other intangible assets on our consolidated balance sheet in connection with its acquisitions. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets, which could materially impact our results of operations.

We have substantial debt and other financial obligations, and we may incur even more debt. Any failure to meet our debt and other financial obligations or maintain compliance with related covenants could harm our business, financial condition and results of operations.

On March 14, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”). The Purchase Agreement provides for of the issuance of a senior secured note in the aggregate amount of $65 million (the “Note”) and a warrant exercisable 6,881,108 shares of the Company’s common stock, with the potential for two potential subsequent closings for notes with an original principal amount of $35 million each. The Note will mature on March 1, 2026.

Pursuant to the terms of the Notes, we are subject to various covenants, including negative covenants that restrict our ability to engage in certain transactions, which may limit our ability to respond to changing business and economic conditions. Such negative covenants include, among other things, limitations on our ability and the ability of our subsidiaries to:

●	incur debt,

●	incur liens,

●	make investments (including acquisitions),

●	sell assets, and

●	pay dividends on our capital stock.

In addition, the Notes contains certain financial covenants, including minimum liquidity, which will be tested monthly, and adjusted EBITDA and minimum revenue, each of which will be tested at the end of each fiscal quarter.

If we are not in compliance with certain of these covenants, in addition to other actions the Investors may require, the amounts outstanding under the Purchase Agreement may become immediately due and payable. This immediate payment may negatively impact our financial condition. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future. If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.

Further, based upon our actual performance levels, our covenants relating to liquidity and adjusted EBITDA could limit our ability to incur additional debt, which could hinder our ability to execute our current business strategy.

Our ability to make scheduled payments on our debt and other financial obligations and comply with financial covenants depends on our financial and operating performance. Our financial and operating performance will continue to be subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Failure within any applicable grace or cure periods to may such payments, comply with the financial covenants, or any other non-financial or restrictive covenant, would create a default under the Note. Our cash flow and existing capital resources may be insufficient to repay our debt at maturity, in which such case prior thereto we would have to extend such maturity date, or otherwise repay, refinance and or restructure the obligations under the Note, including with proceeds from the sale of assets, and additional equity or debt capital. If we are unsuccessful in obtaining such extension, or entering into such repayment, refinance or restructure prior to maturity, or any other default existed under the Note, the Investor could accelerate the indebtedness under the Note, foreclose against its collateral or seek other remedies, which would jeopardize our ability to continue our current operations.

We may be required to record impairment charges against the carrying value of our goodwill and other intangible assets in the future.

As of December 31, 2021 and 2020, we had recorded goodwill and intangible assets with a net book value of $64.2 million and $2.3 million, respectively. We are required to test for impairment at least annually and whenever evidence of impairment exists. We have not recorded any impairment charges against the carrying value of our goodwill and intangible assets in the past. The carrying value of our goodwill and intangible asset values are measured using a variety of factors, including values of comparable companies, overall stock market and economic data and our own projections of future financial performance. We may be required in the future to record impairment charges that could have a material adverse effect on our reported results.

Two customers, each of which are related parties, accounted for approximately 52.5% (or $31.4 million) of our total revenue during the year ended December 31, 2021. During the year ended December 31, 2020, two customers accounted for approximately 46.8% (or $5.7 million) of our total revenue and one related party customer accounted for approximately 32.4% (or $3.9 million) of our total revenue. In the event of any material decrease in revenue from these customers, or if we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be materially and adversely affected.

This concentration of customers leaves us exposed to the risks associated with the loss of one or more of these significant customers, which would materially and adversely affect our revenues and results of operations. In addition, some of these customers have experienced and may continue to experience construction delays in building out their facilities and we have been assisting these customers in addressing these delays, including in certain cases extending their payment terms. Any continued delays will likely result in a negative impact on our revenues. Further, if these customers were to significantly reduce their relationship with us, or in the event that we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be negatively impacted, and such impact would likely be significant.

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

In 2014, Congress passed a spending bill (“2015 Appropriations Bill”) containing a provision (“Appropriations Rider”) blocking federal funds and resources allocated under the 2015 Appropriations Bill from being used to “prevent such States from implementing their own State medical marijuana law.” The Appropriations Rider seemed to have prohibited the federal government from interfering with the ability of states to administer their medical marijuana laws, although it did not codify federal protections for medical marijuana patients and producers. Moreover, despite the Appropriations Rider, the Justice Department maintains that it can still prosecute violations of the federal marijuana ban and continue cases already in the courts. Additionally, the Appropriations Rider must be re-enacted every year. While it was continued in subsequent years and remains in effect, continued re-authorization of the Appropriations Rider cannot be guaranteed. If the Appropriation Rider is no longer in effect, the risk of federal enforcement and override of state marijuana laws would increase.

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

Our business depends in part on client licensing

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

Banking regulations could limit access to banking services

Since the use of marijuana is illegal under federal law, there is a compelling argument that banks cannot lawfully except for deposit funds from businesses involved with marijuana. Consequently, businesses involved in the cannabis industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for some of our clients to operate and their reliance on cash can result in a heightened risk of theft, which could harm their businesses and, in turn, harm our business. Although the proposal of the Secure and Fair Enforcement Banking Act, also referred to as the SAFE Banking Act, would allow banks to work with cannabis businesses and prevent federal banking regulators from intervening or punishing those banks, the legislation still requires the approval of the United States Senate. There can be no assurance that that the SAFE Banking Act will become law in the United States. Additionally, most courts have denied marijuana-related businesses bankruptcy protection, thus, making it very difficult for lenders to recoup their investments, which may limit the willingness of banks to lend to our clients and to us.

We may face insurance risks

In the United States, many marijuana-related businesses are subject to a lack of adequate insurance coverage. In addition, many insurance companies may deny claims for any loss relating to marijuana or marijuana-related operations based on their illegality under federal law, noting that a contract for an illegal transaction is unenforceable.

We participate in an evolving industry

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

Inventronics Inc. (“Inventronics”), based in Hangzhou, Zhejiang, China, is currently one of the largest companies in the world engaged in the design and manufacture of high efficiency, high reliability and long-life LED drivers, and has worked with us to develop our LED lighting technology. Inventronics is a shareholder of our company and the founder of Inventronics is a member of our board of directors. We intend to continue to rely on our strategic relationship with Inventronics with respect to various aspects of our business, including access to the most advanced LED driver technology, component suppliers and contract manufacturing located in Asia, as well as research and development support. Although we intend in due course to memorialize our relationship with Inventronics in a formal written agreement, we are currently not a party to a definitive agreement that governs our relationship with Inventronics. Accordingly, we do not have the benefit of certain rights and remedies that would otherwise be included in a definitive agreement with another third party. If we are unable to maintain our strong relationship with Inventronics, our lack of a definitive agreement with such company may have an adverse effect on our ability to provide products and services to our customers.

Changes in our credit profile may affect our relationship with our suppliers, which could have a material adverse effect on our liquidity.

Changes in our credit profile may affect the way our suppliers view our ability to make payments and may induce them to shorten the payment terms of their invoices. Given the large dollar amounts and volume of our purchases from suppliers, a change in payment terms may have a material adverse effect on our liquidity and our ability to make payments to our suppliers and, consequently, may have a material adverse effect on our business and results of operations.

Although we believe our current sales backlog, which consists of purchase orders or purchase commitments, and our qualified pipeline of carefully vetted potential sales opportunities, will translate into future revenue, there can be no assurance that we will be successful in such pursuit.

As of December 31, 2021, our backlog, which consists of purchase orders or purchase commitments, was $837 million. We expect to recognize revenue of approximately $110 million from the backlog as revenue in 2022 and the rest gradually thereafter. Although we conduct a detailed due diligence investigation on our current and potential customers and place a heavy emphasis on the qualification process to ensure that all active customer purchase orders and commitments relating to our backlog and all active opportunities in our qualified pipeline have been meticulously vetted, the criteria we rely on and the internal analysis we undertake is subjective. Furthermore, we have a relatively short operating history and do not have significant data relating to the conversion of our backlog into revenue and the conversion of our qualified pipeline into customer contracts. Accordingly, although we are confident that our backlog and qualified pipeline will translate into bookings over the next 12 months, there can be no assurance that we will be successful in such pursuit. In the event our backlog and qualified pipeline do not translate into bookings as projected, it could materially and adversely affect our business and financial performance.

Certain of our officers and directors may become subject to conflicts of interests arising out of our relationship with Bluezone Products, Inc. (“Bluezone”) and Enozo Technologies, Inc. (“Enozo”).

We are a party to two distribution agreements with companies in which certain of our officers and directors have an interest. Specifically, Guichao Hua, a member of our board of directors, has an ownership interest in Bluezone of approximately 3%. Raymond Chang, our Chairman of the Board and Chief Executive Officer, has a minority ownership interest in and manages NXT Venture Fund II, a now inactive fund, of approximately 5% which has a minority interest in Bluezone of approximately 8%. This results in Mr. Chang having approximately a 0.4% indirect ownership interest in Bluezone. Mr. Hua is a board member of Enozo and has an ownership interest of approximately 12% in the company. Mr. Chang also is owed approximately $500 thousand of debt from Enozo in accordance with a certain promissory note. The overlapping nature of these relationships could cause conflicts of interest for Messrs. Hua and Chang, which may not be easily resolved, or if they are resolved, they may not be resolved on terms advantageous to our company.

We rely on third parties for certain services made available to our customers, which could limit our control over the quality of the user experience and our cost of providing services.

Some of the applications and services available through our proprietary Agrify “Precision Elevated™” cultivation solution, including our flagship hardware product, the Agrify Vertical Farming Unit (“VFU”), and our proprietary SaaS product, Agrify Insights software, are provided through relationships with third party service providers. We do not typically have any direct control over these third-party service providers. These third-party service providers could experience service outages, data loss, privacy breaches, including cyber-attacks, and other events relating to the applications and services they provide that could diminish the utility of these services and which could harm users thereof. Our platform is currently hosted by a third-party service provider. There are readily available alternative hosting services available should we desire or need to move to a different web host. Certain ancillary services provided by us also uses the services of third-party providers, for which, we believe, there are readily available alternatives on comparable economic terms. Offering integrated platforms which rely, in part, on the services of other providers lessens the control that we have over the total client experience. Should the third-party service providers we rely upon not deliver at standards we expect and desire, acceptance of our platforms could suffer, which would have an adverse effect on our business and financial performance. Further, we cannot be assured of entering into agreements with such third-party service providers on economically favorable terms.

The growth and success of our business depends on the continued contributions of Raymond Chang, as our key executive officer, as well as our ability to attract and retain qualified personnel.

Our growth and success are dependent upon the continued contributions made by our Chairman of the Board and Chief Executive Officer, Raymond Chang. We rely on Mr. Chang’s expertise in business operations when we are developing new products and services. If Mr. Chang cannot serve us or is no longer willing to do so, we may not be able to find alternatives in a timely manner or at all. This may have a material adverse effect on our business. In addition, our growth and success will depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for experience and qualified talent in the indoor agriculture marketplace can be intense. We may not be successful in identifying, attracting, hiring, training and retaining such personnel in the future. If we are unable to hire, assimilate and retain qualified personnel in the future, such inability could adversely affect our operations.

We face intense competition that could prohibit us from developing or increasing our customer base.

The indoor agriculture industry is highly competitive. We may compete with companies that have greater capital resources and facilities. More established companies with much greater financial resources which do not currently compete with us may be able to adapt their existing operations more easily to our line of business. In addition, the continued growth of the cannabis industry will likely attract some of these existing companies and incentivize them to produce solutions that are competitive with those offered by us. Our competitors may also introduce new and improved products, and manufacturers may sell equipment direct to consumers. We may not be able to successfully compete with larger enterprises devoting significant resources to compete in our target marketspace. Due to this competition, there is no assurance that we will not encounter difficulties in increasing revenues and maintaining and/or increasing market share. In addition, increased competition may lead to reduced prices and/or margins for products we sell.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our ability to compete depends, in part, upon successful protection of our intellectual property relating to our proprietary Agrify cultivation solution, including our flagship hardware product, the VFU, and our proprietary SaaS product, Agrify Insights software. We seek to protect our proprietary and intellectual property rights through patent applications, common law copyright and trademark laws, nondisclosure agreements, and non-disclosure provisions within our licensing and distribution arrangements with reputable companies in our target markets. Enforcement of our intellectual property rights would be costly, and there can be no assurance that we will have the resources to undertake all necessary action to protect our intellectual property rights or that we will be successful. Any infringement of our material intellectual property rights could require us to redirect resources to actions necessary to protect same and could distract management from our underlying business operations. An infringement of our material intellectual property rights and resulting actions could adversely affect our operations.

We cannot assure investors that we will continue to innovate and file new patent applications, or that any current or future patent applications will result in granted patents. Further, we cannot predict how long it will take for such patents to issue, if at all. It is possible that, for any of our patents that may issue in the future, our competitors may design their products around our patented technologies. Further, we cannot assure investors that other parties will not challenge any patents granted to us, or that courts or regulatory agencies will hold our patents to be valid, enforceable, and/or infringed. We cannot guarantee investors that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge or challenges to our patents could result in the unenforceability or invalidity of such patents, or such patents being interpreted narrowly and/or in a manner adverse to our interests. Our ability to establish or maintain a technological or competitive advantage over our competitors and/or market entrants may be diminished because of these uncertainties. For these and other reasons, our intellectual property may not provide us with any competitive advantage. For example:

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

As of December 31, 2021, we had net operating loss (“NOL”) carryforwards for federal and state income tax purposes which may be available to offset taxable income in future years. Approximately $675 thousand federal NOLs will expire if not utilized by 2037 and approximately $51.5 million of federal NOLs carryforward indefinitely but are only available to offset 80% of taxable income per year. The state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. The utilization of our NOLs could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code (“IRC” or the “Code”) of 1986, and similar state tax provisions due to ownership change limitations that may have occurred previously or that could occur in the future. In general, under Section 382, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income. As of December 31, 2021, we have not conducted an analysis of an ownership change under Section 382. To the extent that a study is completed, and an ownership change is deemed to occur, in the past or future, our NOLs and any NOLs of companies that we have acquired could be limited to offset any future taxable income.

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities for federal and state income tax purposes. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we attain profitability, which could result in increased future tax liability to us and could adversely affect the results of our operations and overall financial condition.

There are no assurances that our outstanding loans will be forgivable in whole or in part.

In May and July 2020, we entered into two separate Loan Agreements and Promissory Notes (the “PPP Loans”) with Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. We received total proceeds of $779 thousand and $44 thousand from the unsecured PPP Loans. The PPP Loans are scheduled to mature on May 7, 2022 and July 27, 2025, respectively, and have an interest rate of 1.00% per annum and is are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration (the “SBA”) under the CARES Act. The PPP Loans may be prepaid at any time prior to its maturity with no prepayment penalties. In September 2021, the loan for $44 thousand was 100% forgiven by the SBA. The Company’s application for forgiveness of the balance of the remaining $779 thousand PPP Loan is still under review by the SBA.

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

In accordance with the requirements of the CARES Act and the PPP, we have used all of the proceeds from the PPP Loan primarily for payroll costs. We believe that we will be eligible for the remaining loan forgiveness under the program, but there is no assurance that the full loan amount will be forgiven, and we cannot anticipate the timing of any such forgiveness. Although we believe that we satisfied all eligibility criteria for the PPP Loan and that our receipt of the PPP Loan is consistent with the objectives of the PPP Loan of the CARES Act, if it is later determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties and adverse publicity, which could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Ownership of our Common Stock

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 6.7% of our outstanding shares of common stock. In particular, Raymond Chang, our Chairman of the Board and Chief Executive Officer, beneficially owns approximately 3.3% of our outstanding shares of common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our articles of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

The large number of shares eligible for public sale could depress the market price of our common stock.

We have filed a registration statement to register the shares of common stock underlying outstanding options and shares reserved for future issuance under our equity compensation plans. Upon effectiveness of that registration statement, subject to the satisfaction of applicable exercise periods and subject to our insider trading policy, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

The exercise of all or any number of outstanding warrants or the issuance of stock-based awards may dilute your holding of shares of our common stock.

We have issued several securities providing for the right to purchase our common stock. Investors could be subject to increased dilution upon the exercise of our Convertible Notes issued in Fiscal 2020, which have a $0.02 exercise price. A total of 271,844 warrants issued on connection with the 2020 convertible notes are outstanding as of December 31, 2021. Subsequent to December 31, 2021, the Company completed a private placement of our common stock and entered into a securities purchase agreement. Both of these arrangements include warrant issuance provisions. On January 25, 2022, the Company issued a total of 4,586,389 warrants in connection with the private placement entered into with an institutional investor and other accredited investors. The warrant issuance included 1,570,644 pre-funded warrants, with an exercise price of $0.001, and 3,015,745 warrants with exercise prices ranging between $6.80 and $6.90. On March 23, 2022, the Company issued a total of 6,881,108 warrants in connection with its entrance into a securities purchase agreement with an accredited investor. The warrants issued have an exercise price of $6.75.

Additionally, shares of common stock were reserved for issuance of equity-based awards to employees, directors and certain other individuals under the Company’s 2020 Omnibus Equity Incentive Plan. The exercise of equity awards, including any restricted stock units that we may grant in the future, and the exercise of warrants and the subsequent sale of shares of common stock issued thereby, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares.

Investors may experience dilution in the value of their investment upon the exercise of the warrants and any equity awards that may be granted or issued pursuant to the 2020 Omnibus Equity Incentive Plan.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in this report and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this report. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any March 31 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, after which, in each case, we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately.

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

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. For example, the tariffs currently imposed for importing goods from China has significantly increased. Any such an increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business including aluminum. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. Substantial increases in the prices for our raw materials increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased prices for our products and services.

Matters relating to the employment market and prevailing wage standards may adversely affect our business.

Our ability to meet our labor needs on a cost-effective basis is subject to numerous external factors, including the availability of qualified personnel in the workforce in the markets in which we operate, unemployment levels within those markets, prevailing wage rates, which have increased significantly, health and other insurance costs and changes in employment and labor laws. In the event prevailing wage rates continue to increase in the markets in which we operate, we may be required to concurrently increase the wages paid to our employees to maintain the quality of our workforce. To the extent such increases are not offset by price increases, our business and operating results could be adversely affected. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and reputation may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, results of operations and financial condition.

Further, we rely on the ability to attract and retain employees on a cost-effective basis. The availability of employees in the markets in which we operate has declined in recent years and competition for such personnel has increased, especially under the economic crises experienced throughout the COVID-19 pandemic. Our ability to attract and retain a sufficient workforce on a cost-effective basis depends on several factors, including the ability to protect staff during the COVID-19 pandemic. We may not be able to attract and retain a sufficient workforce on a cost-effective basis in the future. In the event of increased costs of attracting and retaining a workforce, our business and operating results could be adversely affected.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation involving intellectual property, data privacy and security, consumer protection, commercial disputes and other matters that may negatively affect our operating results if changes to our business operation are required. Due to our manufacturing and sale of our products, including hardware and software, we may also be subject to a variety of claims including product warranty, product liability, and consumer protection claims related to product defects, among other litigation. We may also be subject to claims involving health and safety, hazardous materials usage, other environmental impacts, or service disruptions or failures. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. In addition, insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby adversely affecting our results of operations and resulting in a reduction in the trading price of our stock.

An active, liquid, and orderly trading market for our common stock may not develop, the price of our stock may be volatile, and you could lose all or part of your investment.

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

In addition, the stock market in general, and the market for technology companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our failure to meet the continuing listing requirements of the NASDAQ Capital Market could result in a de-listing of our securities.

If we fail to satisfy the continuing listing requirements of NASDAQ, such as the corporate governance, stockholders’ equity or minimum closing bid price requirements, NASDAQ may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would likely take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or (“SEC”), and the NASDAQ. In addition, our management team also has to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition, and operating results.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to annually furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on effectiveness of our internal controls.

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

We rely on information technology systems to conduct business, including communicating with employees and our key commercial customers, ordering and managing materials from suppliers, shipping products and providing SaaS services to our customers and analyzing and reporting results of operations. While we have taken steps to ensure the security of our information technology systems, our systems may nevertheless be vulnerable to computer viruses, security breaches and other disruptions from unauthorized users. If our information technology systems are damaged or cease to function properly for an extended period of time, whether as a result of a significant cyber incident or otherwise, our ability to communicate internally as well as with our customers could be significantly impaired, which may adversely impact our business.

Additionally, in the normal course of our business, we collect, store and transmit proprietary and confidential information regarding our customers, employees, suppliers and others, including personally identifiable information. An operational failure or breach of security from increasingly sophisticated cyber threats could lead to loss, misuse or unauthorized disclosure of this information about our employees or customers, which may result in regulatory or other legal proceedings, and have a material adverse effect on our business and reputation. We also may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Any such attacks or precautionary measures taken to prevent anticipated attacks may result in increasing costs, including costs for additional technologies, training, and third-party consultants. The losses incurred from a breach of data security and operational failures as well as the precautionary measures required to address this evolving risk may adversely impact our financial condition, results of operations and cash flows.

Privacy regulation is an evolving area and compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our clients and market our products and services.

Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters. While we believe we are currently in compliance with applicable laws and regulations, many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

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

The projections that our management may provide from time to time (including, but not limited to, those relating to potential peak sales amounts, production, and supply dates, and other financial or operational matters) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There will be differences between actual and projected results, and actual results may be materially different from those contained in the projections. The inclusion of the projections in this report should not be regarded as an indication that we or our management or representatives considered or consider the projections to be a reliable prediction of future events, and the projections should not be relied upon as such.

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

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is in Billerica, Massachusetts where we occupy approximately 7,500 square feet of office and showroom space under lease that expires in 2027. We lease properties located within various geographic regions in which we conduct business, including Colorado, Georgia, Massachusetts, Michigan, and Oregon. Our properties include office spaces, showrooms and warehouses used for research and development, operational, sales, management, and administrative purposes. All of our facilities are leased.

For leases that are scheduled to expire during the next 12 months, we may negotiate new lease agreements, renew existing lease agreements, exercise any respective options to extend the existing lease agreements, or use alternate facilities. We believe our facilities are adequate for our needs and believe that we should be able to renew any of our existing leases or secure similar property without an adverse impact on our operations.

Item 3. Legal Proceedings.

Please see “Item 1 – Business – Legal Proceedings” for a discussion of the significant legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the NASDAQ Capital Market under the symbol “AGFY.”

Holders of Record

As of March 24, 2022, there were 62 holders of record of our common stock. Such numbers do not include beneficial owners holding shares of our common stock in nominee or “street” name through various brokerage firms.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plan is incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Equity Repurchases

None.

Recent Sales of Unregistered Securities

The following summarizes all issuances of our unregistered securities during the year ended December 31, 2021.The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

In September 2021, the Company issued stock options to purchase an aggregate of 8,000 shares of its common stock to an employee in consideration of achieving certain milestones from the acquisition of Harbor Mountain Holdings, LLC.

In October 2021, the Company issued an aggregate of 666,403 shares of its common stock to the Precision and Cascade shareholders in connection with the merger with Precision and Cascade. In addition to the shares issued at the closing of the acquisition, the Company has also held back an additional 117,600 shares of the Company’s common stock due to the former stockholders of Precision and Cascade, which are scheduled to be issued six (6) months after the close, subject to the satisfaction of certain covenants.

In December 2021, the Company issued an aggregate of 240,301 shares of its common stock to the PurePressure shareholders in connection with the merger PurePressure. Additionally, as per the purchase agreement, the Company held back 88,878 shares of the Company’s common stock, representing 15% of the value of the closing consideration amount. The shares will be held back by the Company for a period of twelve (12) months for purposes of satisfying any post-closing adjustments.

Use of Proceeds from Initial Public Offering of Common Stock and Secondary Public Offering

On February 1, 2021, we closed our initial public offering, or (“IPO”), of 6,210,000 shares of common stock (inclusive of 810,000 shares of common stock from the full exercise of the over-allotment option of shares granted to the underwriters). The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File Nos. 333- 251616 and 333-252490), which was declared effective by the SEC on January 27, 2021. Maxim Group LLC and Roth Capital Partners acted as the underwriters. The public offering price of the shares sold in the offering was $10.00 per share. The total gross proceeds from the offering were $62.1 million.

After deducting underwriting discounts and commissions of $4 million and offering expenses paid or payable by us of approximately $1 million, the net proceeds from the offering were approximately $57 million. During the fiscal year ended December 31, 2021, we used the net proceeds from the IPO for our current working capital needs to support accounts receivable growth, manage inventory to meet demand forecasts, and support operational growth.

On February 19, 2021, we consummated a secondary public offering (the “February Offering”) of 5,555,555 shares of common stock for a price of $13.50 per share, less certain underwriting discounts and commissions. On March 22, 2021, we closed on the sale of an additional 833,333 shares of common stock on the same terms and conditions pursuant to the exercise of the underwriters’ over-allotment option. The exercise of the over-allotment option brought the total number of shares of common stock sold by us in connection with the February Offering to 6,388,888 shares and the total net proceeds received in connection with the February Offering to approximately $80 million, after deducting underwriting discounts and estimated offering expenses. During the fiscal year ended December 31, 2021, we used the net proceeds from the IPO for our current working capital needs to support accounts receivable growth, manage inventory to meet demand forecasts, and support operational growth.

Item 6. [Reserved].

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

The Company’s corporate office is located in Billerica, Massachusetts. We also lease properties located within various geographic regions in which we conduct business, including Colorado, Georgia, Massachusetts, Michigan, and Oregon.

Reverse Stock Split

On January 12, 2021, the Company effected a 1-for-1.581804 reverse stock split. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless otherwise indicated.

Fiscal 2021 Highlights

Acquisition of Precision and Cascade

On September 29, 2021 (the “Execution Date”), we entered into a Plan of Merger and Equity Purchase Agreement, as amended by an amendment dated as of October 1, 2021 (as amended, the “Purchase Agreement”), with Sinclair Scientific, LLC, a Delaware limited liability company (“Sinclair”), Mass2Media, LLC, d/b/a PX2 Holdings, LLC, d/b/a Precision Extraction Solutions, a Michigan limited liability company; and each of the equity holders of Sinclair named therein (collectively, the “Sinclair Members”). On October 1, 2021, we consummated the transactions contemplated by the Purchase Agreement.

Subject to the terms and conditions set forth in the Purchase Agreement, (1) Sinclair transferred, to us, and we purchased (the “Interest Purchase”) from Sinclair, 100% of the equity interests of Cascade Sciences, LLC, a Delaware limited liability company, such that immediately after the consummation of such Interest Purchase, Cascade became a wholly owned subsidiary of us, and (2) Precision merged (the “Merger”) with and into a newly-formed wholly owned subsidiary of us, Precision Extraction NewCo, LLC.

The aggregate consideration for the Interest Purchase and the Merger consisted of: (a) the sum of $30 million, plus consideration payable to holders of outstanding Sinclair equity awards, subject to certain adjustments for working capital, cash and indebtedness, payable in connection with the Interest Purchase; (b) the number of shares of our common stock, subject to adjustment, equal to the quotient of (i) $20 million divided by (ii) the volume-weighted average price per share of our common stock on The Nasdaq Capital Market for the 30 consecutive trading days ending on the Execution Date (the “VWAP Price”), issuable in connection with the Merger; and (c) the True-Up Buyer Shares, if any (as defined below), issuable in connection with the Merger.

The Purchase Agreement includes customary post-closing adjustments, representations and warranties and covenants of the parties. The Sinclair Members may become entitled to additional shares of our common stock (the “True-Up Buyer Shares”) and cash (together with the True-Up Buyer Shares, the “Aggregate True-Up Payment”) based on the eligible net revenues (as defined in the Purchase Agreement) achieved by the Cascade and Precision businesses during the fiscal year ending December 31, 2021. However, in no event shall the aggregate purchase price paid by us pursuant to the terms of the Purchase Agreement, taking into account any Aggregate True-Up Payment in favor of the Sinclair Members, exceed $65 million. In connection with the Aggregate True Up Payment, Precision and Cascade earned additional purchase consideration of $5.4 million during fiscal year ending December 31, 2021. Of the $5.4 million of additional consideration, $1.4 million was recognized as change in contingent consideration in our consolidated statements of operations during the fourth quarter of 2021 due to the fact that the final revenue achievement exceeded our original fair value estimate at the time of the acquisition.

Transaction and related costs, consisting primarily of professional fees, directly related to the acquisition, totaled $4.0 million for the year ended December 31, 2021. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocation for the business combination has been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement period (up to one year from the acquisition date). The estimated fair value at acquisition is $49.9 million and may be adjusted upon further review of the values assigned to identifiable intangible assets and goodwill.

Our initial fair value estimates related to the various identified intangible assets were determined under various valuation approaches including the Income Approach, Relief-from-Royalty Method, and Discounted Cash Flow Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate.

We amortize our intangible assets assuming no residual value over periods in which the economic benefit of these assets is consumed.

The amount of revenue of Precision and Cascade included in our consolidated statement of operations from the acquisition date of October 1, 2021 to December 31, 2021 was approximately $12.3 million.

Acquisition of PurePressure

On December 31, 2021, we entered into a Membership Interest Purchase Agreement (the “Pure Purchase Agreement”) with PurePressure, LLC, a Colorado Limited liability company and the members of PurePressure (collectively, the “Members”), Benjamin Britton as the Member Representative thereunder, and each of the Members. Concurrently with the execution of the Pure Purchase Agreement, we consummated the acquisition of all the outstanding equity interests of PurePressure, such that immediately after the consummation of such purchase, PurePressure became a wholly owned subsidiary of us (the “Acquisition”).

The aggregate consideration for the Acquisition consisted of: (a) $4.0 million in cash, subject to certain adjustments for working capital, cash and indebtedness of PurePressure at closing; (b) 329,179 shares of our common stock (the “Buyer Shares”); and (c) the Earn-out Consideration (as defined below), to the extent earned.

We withheld 88,878 of the Buyer Shares issuable to certain Members (the “Holdback Buyer Shares”) for the purpose of securing any post-closing adjustment owed to us and any claim for indemnification or payment of damages to which we may be entitled under the Pure Purchase Agreement. The Holdback Buyer Shares shall be released following the twelve (12) month anniversary of the Closing Date in accordance with and subject to the conditions of the Pure Purchase Agreement.

The Pure Purchase Agreement includes customary post-closing adjustments, representations and warranties and covenants of the parties. The Members may become entitled to additional consideration with a value of up to $3.0 million based on the eligible net revenues achieved by the PurePressure business during the fiscal years ending December 31, 2022 and December 31, 2023, of which 40% will be payable in cash and the remaining 60% will be payable by issuing shares of our common stock (collectively, the “Earn-out Consideration”).

The purchase price allocation for the business combination has been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement period (up to one year from the acquisition date). The estimated fair value at acquisition is $7.9 million and may be adjusted upon further review of the values assigned to identifiable intangible assets and goodwill.

Our initial fair value estimates related to the various identified intangible assets were determined under various valuation approaches including the Income Approach, Relief-from-Royalty Method, and Discounted Cash Flow Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate.

We amortize our intangible assets assuming no residual value over periods in which the economic benefit of these assets is consumed.

No revenue from PurePressure was included in our consolidated statement of operations as the transaction occurred on December 31, 2021.

Impact of coronavirus pandemic (“COVID-19”)

The extensive impact of the pandemic caused by COVID-19 has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, states, counties, and other jurisdictions have imposed, and may impose in the future, various measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, limitations on gatherings of people, reduced operations, and extended closures of businesses.

To date, although all of our operations are functioning, COVID-19 has continued to cause some disruptions to our business, such as some temporary delays in the delivery of our inventory. Although the ability of our suppliers to timely ship their goods has affected some of our deliveries, currently the difficulties experienced by our suppliers have not yet materially impacted our ability to deliver products to our customers. However, if this continues, it may negatively affect any inventory we may have and more significantly delay the delivery of merchandise to our customers, which in turn will adversely affect our revenues and results of operations.

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

Convertible Promissory Notes

On January 11, 2021, our Board of Directors and shareholders approved the amendment to the conversion formula of the Convertible Promissory Notes (the “Notes”) issued by us on dates between August 2020 and November 2020. Pursuant to the amendment, immediately prior to the consummation of a public transaction, the outstanding principal amount of the Notes, together with all accrued and unpaid interest, shall convert into a number of fully paid and non-assessable shares of common stock, at a conversion price of $7.72.

While the original conversion feature was bifurcated from the host instrument, we determined that the amended conversion feature would not require bifurcation. Since the accounting for the conversion feature changed because of the amendment, we applied extinguishment accounting pursuant to its accounting policy. Accordingly, we recognized a gain on extinguishment of $2.7 million in connection with the derecognition of the net carrying amount of the extinguished debt of $19.7 million (inclusive of $13.1 million of principal, $7.1 million of derivative liabilities, less $587 thousand of debt discount) and the recognition of the $17.0 million fair value of the new convertible notes (including the same principal amount of $13.1 million, plus the $3.9 million fair value of the beneficial conversion feature).

On February 1, 2021, in conjunction with the closing of our IPO, the Notes in the aggregate principal amount of $13.1 million were converted into 1,697,075 shares of common stock at the election of us at a conversion price of $7.72 per share.

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

Revenue Recognition

Overview

We generate revenue from the following sources: (1) equipment sales, (2) services sales and (3) construction contracts.

We recognize revenue from contracts with customers using a five-step model, which is described below:

●	identify the customer contract;

●	identify performance obligations that are distinct;

●	determine the transaction price;

●	allocate the transaction price to the distinct performance obligations; and

●	recognize revenue as the performance obligations are satisfied.

Identify the customer contract

A customer contract is generally identified when there is approval and commitment from both use and its customer, the rights have been identified, payment terms are identified, the contract has commercial substance and collectability, and consideration is probable. Specifically, we obtain written/electronic signatures on contracts and a purchase order, if said purchase orders are issued in the normal course of business by the customer.

Identify performance obligations that are distinct

A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and our promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

Determine the transaction price

The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies.

Allocate the transaction price to distinct performance obligations

The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer. Our contracts typically contain multiple performance obligations, for which we account for individual performance obligations separately, if they are distinct. The standalone selling price reflects the price we would charge for a specific piece of equipment or service if it was sold separately in similar circumstances and to similar customers.

Recognize revenue as the performance obligations are satisfied

Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

Significant Judgments

We enter into contracts that can include various combinations of equipment, services and construction, which are generally capable of being distinct and accounted for as separate performance obligations. Contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once we determine the performance obligations, it determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. We then allocate the transaction price to each performance obligation in the contract based on the SSP. The corresponding revenue is recognized as the related performance obligations are satisfied.

Judgment is required to determine the SSP for each distinct performance obligation. We determine SSP based on the price at which the performance obligation is sold separately and the methods of estimating SSP under the guidance of Accounting Standards Codification (“ASC”) 606-10-32-33. If the SSP is not observable through past transactions, we estimate the SSP, taking into account available information such as market conditions, expected margins, and internally approved pricing guidelines related to the performance obligations. We license our software as a SaaS type subscription license, whereby the customer only has a right to access the software over a specified time period. The full value of the contract is recognized ratably over the contractual term of the SaaS subscription, adjusted monthly if tiered pricing is relevant. We typically satisfy our performance obligations for equipment sales when equipment is made available for shipment to the customer; for services sales as services are rendered to the customer and for construction contracts both as services are rendered and when contract is completed.

We utilize the cost-plus margin method to determine the SSP for equipment and buildout services. It is based on the cost of the services from third parties, plus a reasonable markup that we believe is reflective of a market-based reseller margin.

The SSP for services in time and materials contracts is determined by observable prices in standalone services arrangements.

Variable consideration in the form of royalties, revenue share, monthly fees, and service credits are estimated at contract inception and updated at the end of each reporting period if additional information becomes available. Variable consideration is typically not subject to constraint. Changes to variable consideration were not material for the periods presented.

If contracts have payment terms that differ from the timing of revenue recognition, we will assess whether the transaction price for those contracts include a significant financing component. We have elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, we impute interest on such contracts at an agreed upon interest rate and will present the financing components separately as financial income. For the years ended December 31, 2021 and 2020, we did not have any such financial income.

Payment terms with customers typically require payment 30 days from invoice date. Our agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise a concern over delivered products or services, we have endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

We have elected to treat shipping and handling activities after the customer obtains control of the goods as a fulfillment cost and not as a promised good or service. Accordingly, we will accrue all fulfillment costs related to the shipping and handling of consumer goods at the time of shipment. We have payment terms with its customers of one year or less and has elected the practical expedient applicable to such contracts not to consider the time value of money. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

We receive payment from customers based on specified terms that are generally less than 30 days from the satisfaction of performance obligations. There are no contract assets related to performance under the contract. The difference in the opening and closing balances of our deferred revenue primarily results from the timing difference between our performance and the customer’s payment. We fulfil obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. Accounts receivables are recorded when the customer has been billed or the right to consideration is unconditional. We recognize deferred revenue when consideration has been received or an amount of consideration is due from the customer, and we have a future obligation to transfer certain proprietary products.

In accordance with ASC 606-10-50-13, we are required to include disclosure on its remaining performance obligations as of the end of the current reporting period. Due to the nature of our contracts, these reporting requirements are not applicable. The majority of our remaining contracts meet certain exemptions as defined in ASC 606-10-50-14 through 606-10-50-14A, including (i) performance obligation is part of a contract that has an original expected duration of one year or less and (ii) the right to invoice practical expedient.

We generally provide a one-year warranty on our products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, we accrue for product warranties when the loss is probable and can be reasonably estimated.  The reserve for warranty returns is included in accrued expenses and other current liabilities in our consolidated balance sheets.

Accounting for Business Combinations

We allocated the purchase price of acquired companies to the tangible and intangible assets acquired, including in-process research and development assets, and liabilities assumed, based upon their estimated fair values at the acquisition date. These fair values are typically estimated with assistance from independent valuation specialists. The purchase price allocation process requires us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, contractual support obligations assumed, contingent consideration arrangements, and pre-acquisition contingencies.

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

The fair value estimates related to the various identified intangible assets were determined under various valuation approaches including the Income Approach, Relief-from-Royalty Method, and Discounted Cash Flow Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate.

Goodwill and Intangible Assets

Amortization of acquired intangible assets is the result of the acquisition of TriGrow, which occurred in 2020, the acquisition of Sinclair which occurred in 2021, and the acquisition of PurePressure, which also occurred in 2021. As a result of these transactions, customer relationships, acquired technology, non-compete agreements and trade name were identified as intangible assets, and are amortized over their estimated useful lives.

We recognize the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized but is tested for impairment annually on December 2 or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. The Company has determined it is a single reporting unit for the purpose of conducting the goodwill impairment assessment. A goodwill impairment charge is recorded if the amount by which the Company’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in the Company’s market value as a result of a significant decline in the Company’s stock price. There have been no impairment charges recorded for fiscal 2020 and fiscal 2021.

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

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of our traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities with a term similar to the expected term. The expected dividend yield is based upon our history of having never issued a dividend and management’s current expectation of future action surrounding dividends. We calculate the expected volatility of the stock price based on the corresponding volatility of our peer group stock price for a period consistent with the underlying instrument’s expected term. The expected lives for such grants were based on the simplified method for employees and directors.

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

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Years ended December 31,
(Dollar amounts, excluding share and per share amounts, in thousands)	2021	2020
Revenue, net	$59,859	$12,087
Cost of goods sold	54,625	11,517
Gross profit	5,234	570

Selling, general and administrative	34,970	9,832
Research and development	3,925	3,354
Change in contingent consideration	1,412	—
Total operating expenses	40,307	13,186
Loss from operations	(35,073)	(12,616)

Interest income (expense), net	74	(481)
Other expenses	(31)	—
Gain (loss) on extinguishment of notes payable	2,685	(5,618)
Gain on forgiveness of PPP loan	45	—
Change in fair value of derivative liabilities	—	(2,924)
Other income (expense), net	2,773	(9,023)
Net loss before income taxes	(32,300)	(21,639)
Income tax provision	25	—
Net loss	(32,325)	(21,639)
Income (loss) attributable to non-controlling interest	140	(22)
Net loss attributable to Agrify Corporation	$(32,465)	$(21,617)
Net loss per share attributable to common stockholders – basic and diluted	$(1.69)	$(5.32)
Weighted average common shares outstanding – basic and diluted	19,090,932	4,175,867

Revenues

Our goal is to provide our customers with a variety of products to address their entire indoor agriculture needs. Our core product offering includes our Agrify Vertical Farming Units (or “VFUs”) and Agrify Integrated Grow Racks with our Agrify Insights software, which in 2020 and 2021 are supplemented with environmental control products, grow lights, facility build-out services and extraction equipment.

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

We generate revenue from sales of cultivation solutions, including ancillary products and services, Agrify Insights software, facility build-outs and extraction equipment and solutions. We believe that our product mix form an integrated ecosystem which allows us to be engaged with our potential customers from early stages of the grow cycle — first during the facility build-out, to the choice of cultivation solutions, running the grow business with our Agrify Insights software and finally, our extraction, post -processing and testing services to transform harvest into a sellable product. We believe that delivery of each solution in the various stages in the process will generate sales of additional solutions and services.

The following table provides a breakdown of our revenue for the years ended December 31, 2021 and 2020:

	Year ended December 31,
(Dollar amounts in thousands)	2021	2020	Change	% Change
Cultivation solutions, including ancillary products and services	$11,354	$4,883	$6,471	133%
Agrify Insights software	8	24	(16)	(67)%
Facility build-outs	36,193	7,180	29,013	404%
Extraction solutions	12,304	—	12,304	100%
	$59,859	$12,087	$47,772	395%

Revenues for the year ended December 31, 2021 and 2020 were $59.9 million and $12.1 million, respectively, representing a year over year increase of $47.8 million. The comparative increase in revenue was generated primarily from facility build-outs, driven in large part by the current year introduction of our TTK Solution, an increase in stand-alone VFU equipment sales and incremental revenue contribution associated with extraction-based equipment sales, resulting from our October 1, 2021 acquisition of Precision and Cascade. The Precision-Cascade Acquisition accounted for $12.3 million of our revenue increase in 2021.

Cost of Goods Sold

Cost of goods sold represents a combination of the following: construction-related costs associated with our facility buildouts, internal and outsourced labor and material costs associated with the assembly of both cultivation equipment (primarily VFUs) and extraction equipment, as well as labor and parts costs associated with the sale or provision of other products and services.

The following table provides a breakdown of our cost of goods sold for the years ended December 31, 2021 and 2020:

	Year ended December 31,
(Dollar amounts in thousands)	2021	2020	Change	% Change
Cultivation solutions, including ancillary products and services	$10,855	$4,562	$6,293	138%
Agrify Insights software	—	—	—	—%
Facility build-outs	35,012	6,955	28,057	403%
Extraction solutions	8,758	—	8,758	100%
	$54,625	$11,517	$43,108	374%

The year over year increase in cost of goods sold is primarily associated with an increase in subcontractor construction costs related to our facility buildouts in 2021, including construction costs associated with design and build projects under our TTK Solutions. Additionally, an increase in equipment revenue in 2021, largely attributable to the fourth quarter of 2021 addition of extraction equipment (which was associated with the Precision and Cascade acquisition) served to increase the amount of internal and outsourced labor and materials costs recognized by the Company in 2021.

Gross Profit

	Year ended December 31,
(Dollar amounts in thousands)	2021	2020	Change	% Change
Gross profit	$5,234	$570	$4,664	818%

Gross profit totaled $5.2 million, or 8.7% of total revenue during the year ended December 31, 2021 compared to gross profit of $570 thousand, or 4.7% of total revenue during the year ended December 31, 2020. The comparative $4.7 million year over year improvement in gross profit, as well as the comparative improvement in gross profit margin, are primarily attributable to two specific fourth quarter of 2021 items. First, the Company completed a sale of older VFU equipment models to a customer, which resulted in a gross margin well above the Company's historical gross margin performance range as it relates to stand-alone VFU equipment sales. Second, was the positive lift in gross profit (and gross profit margin) associated with our extraction equipment revenue, which is expected to generate gross margin of approximately 30%, which is also well above the company's historical gross margin performance.

On a forward-looking basis, with the full year benefit of anticipated margin contribution associated with the extraction-related revenue contributions, the Company anticipates that gross margin performance, aided by our extraction-related equipment sales, will be in a mid-teens range. We anticipate that we will be able to improve upon that expected gross profit margin performance once we are able to generate meaningful software and production fee revenues from our TTK Solutions, which we currently expect to begin in the late third or early fourth quarter of 2022.

Selling, General and Administrative

	Year ended December 31,
(Dollar amounts in thousands)	2021	2020	Change	% Change
Selling, general and administrative	$34,970	$9,832	$25,138	256%

Selling, general and administrative expenses (“SG&A Expenses”) consist principally of salaries and related costs for personnel, including stock-based compensation and travel expenses, associated with selling, marketing, executive and other administrative functions. Other general and administrative expenses include, but are not limited to, professional fees for legal, consulting, depreciation and amortization and accounting services, as well as facility related costs.

SG&A Expenses increased by $25.1 million, or 256%, for the year ended December 31, 2021, compared to the same period in 2020. The increase is attributable mainly to payroll and related expenses increases of $4.1 million, an increase in stock-based compensation of $3.6 million, an increase in investor relations and directors’ and officers’ insurance of $3.1 million, an increase in legal, accounting and other operating expenses of $2.3 million, an increase in account receivable reserve for bad debt of $1.2 million, an increase in depreciation and amortization of $903 thousand, which primarily reflects an increase in amortization associated with the identified intangible assets in the acquisition of Precision and Cascade. Additionally, the increase in SG&A Expense also includes a one-time investment banker termination fee of $2.4 million, direct acquisition costs of $4.6 million and approximately $2.8 million related to incremental SG&A Expense associated with our fourth quarter 2021 acquisition of Precision and Cascade, which amount excludes one-time expenses related to direct acquisition costs, depreciation and amortization.

Research and Development

	Year ended December 31,
(Dollar amounts in thousands)	2021	2020	Change	% Change
Research and development	$3,925	$3,354	$571	17%

Research and development expenses consisted primarily of costs incurred for the development of our Agrify Insights software and next generation VFUs, which includes:

●	employee-related expenses, including salaries, benefits, and travel;

●	expenses incurred by subcontractor under agreements to provide engineering work related to the development of our next generation VFUs;

●	expenses related to our facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

Research and development expense increased by $571 thousand, or 17%, for the year ended December 31, 2021 compared to the same period in 2020. The increase was due primarily attributable to payroll and other employee-related expenses of approximately $1.6 million and an increase in materials and other items of $74 thousand. These increases are partially offset by a decrease in consulting services of $1.1 million.

We expect to continue to invest in future developments of our VFUs, Agrify Insights software and our extraction products. As a percentage of net revenue, research and development expenses were 6.6% of total revenue for the year ended December 31, 2021, compared to 27.7% for the year ended December 31, 2020. Although we continue to increase our investment in research and development activities, we expect the expense to decrease as a percentage of revenue due to our revenue growth.

Change in contingent consideration

	Year ended December 31,
(Dollar amounts in thousands)	2021	2020	Change	% Change
Change in contingent consideration	$1,412	$—	$1,412	100%

Change in contingent consideration increased by $1.4 million, or 100%, for the year ended December 31, 2021 compared to the same period in 2020. The change in contingent consideration expense, which was recognized by the Company during the fourth quarter of 2021, relates to a change in our originally estimated fair value of contingent consideration to be earned by the former members of Precision and Cascade.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 (ASC 805), “Business Combinations” requires the Company to determine an initial estimate as to the amount of potential contingent consideration to be earned as part of an acquisition as of the date of the acquisition. In connection with our Acquisition of Precision and Cascade, the former members could have earned up to a capped amount of $15.0 million in additional consideration, based upon the achievement of certain revenue-based thresholds, ending December 31, 2021.

Based on fourth quarter of 2021 revenue performance, the former members of Precision and Cascade earned additional contingent consideration of approximately $5.4 million. This amount exceeded the Company's initial fair value estimates by approximately $1.4 million. As per the guidelines of ASC 805, the Company is required to record this increase as an operating expense in the period of change and not as an increase to goodwill. As of December 31, 2021, there is no additional contingent consideration that can be earned by the former members of Precision and Cascade.

Similarly, the Company's December 31, 2021, acquisition of PurePressure contains two consecutive twelve-month earnouts. The potential additional contingent consideration that can be earned under each of the two earnout periods is capped at $1.5 million per period. The Company has made an initial estimate with respect to the probability of achievement of the additional contingent consideration and recorded it as part of our initial purchase price accounting. We will continue to evaluate PurePressure's future performance against our initial assumptions and projections on a quarterly basis. Any identified changes to our original assumptions that result in a change in our overall expected earnout achievements will result in either an increase or reduction in our future periodic operating expenses.

Other Income (Expense), Net

	Year ended December 31,
(Dollar amounts in thousands)	2021	2020	Change	% Change
Interest income (expense), net	$74	$(481)	$555	115%
Other expenses	(31)	—	(31)	(100)%
Gain (loss) on extinguishment of notes payable	2,685	(5,618)	8,303	148%
Gain on forgiveness of PPP loan	45	—	45	100%
Change in fair value of derivative liabilities	—	(2,924)	2,924	100%
	$2,773	$(9,023)	$11,796	131%

Interest income (expense), net increased by $555 thousand, or 115%, for the year ended December 31, 2021 compared to the same period in 2020. The increase was due to the amortization of debt discount related to the issuance of convertible promissory notes of $419 thousand for the year ended December 31, 2020, while no amortization of debt discount occurred for the year ended December 31, 2021.

Other expenses decreased by $31 thousand, or 100%, for the year ended December 31, 2021 compared to the same period in 2020.

Gain (loss) on extinguishment of notes payable increased by $8.3 million, or 148%, for the year ended December 31, 2021 compared to the same period in 2020. See Note 15 - Convertible Promissory Notes included elsewhere in the notes to the consolidated financial statements.

Gain on forgiveness of PPP loan increased by $45 thousand, or 100%, for the year ended December 31, 2021 compared to the same period in 2020. In September 2021, the loan for $44 thousand was 100% forgiven by the SBA. As a result, we recorded a gain of $45 thousand on the forgiveness on the loan and the associated accrued interest.

Change in fair value of derivative liabilities increased by $2.9 million, or 100%, for the year ended December 31, 2021 compared to the same period in 2020. The fair value of the variable-share settlement features was computed to be $7.1 million, which resulted with a loss of $2.9 million for the year ended December 31, 2020. For the year ended December 31, 2021, no derivatives were outstanding.

Income Tax Provision

	Year ended December 31,
(Dollar amounts in thousands)	2021	2020	Change	% Change
Income tax provision	$25	$—	$25	100%

We recorded an income tax provision of $25 thousand in the year ended December 31, 2021 compared to no provision or benefit for income taxes in the year ago period. The Company has historically generated losses from operations and is currently in a cumulative loss position. Accordingly, the Company has established a full valuation allowance against the carrying value of its deferred tax assets.

Income (Loss) Attributable to Non-Controlling Interest

We consolidate the results of operations of two less than wholly owned entities into our consolidated results of operations. On December 8, 2019, we formed Agrify Valiant LLC, a joint-venture limited liability company in which we are 60% majority owner and Valiant-America, LLC owns 40%. Agrify Valiant LLC started its operations during the second quarter of 2020. On January 22, 2020, as part of the acquisition of TriGrow, we received TriGrow’s 75% interest in Agrify Brands, LLC (formerly TriGrow Brands, LLC), a licensor of an established portfolio of consumer brands that utilize our grow technology. The license of these brands is ancillary to the sale of our VFUs and provides a means to differentiate customers’ products in the marketplace. It is not a material aspect of our business and we have not realized any royalty income. Accordingly, we are currently evaluating whether to continue this legacy business from an operational standpoint, as well as from a legal and regulatory perspective.

Loss attributable to non-controlling interest represents the portion of profit (or loss) that are attributable to non-controlling interest calculated as a product of the net income of the entity multiplied by the percentage of ownership held by the non-controlling interest.

Liquidity and Capital Resources

As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $56.5 million. We believe such amount, together with the proceeds from the Private Placement that closed on January 28, 2022 and the senior secured debt facility that closed on March 14, 2022, will be sufficient to support our planned operations for at least the next 12 months. Our current working capital needs are to support accounts receivable growth, to fund construction and equipment financing commitments associated with our TTK Solutions, manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements and capital expenditures. We anticipate that we will allocate a significant portion of our current balance of working capital to satisfy the financing requirements of our current and future TTK arrangements. These arrangements require a significant amount of upfront capital necessary to fund construction, associated with facility build outs, and equipment. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

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

Indebtedness

We entered into two Loan Agreements and Promissory Notes (collectively the “PPP Loan”) with Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. We received total proceeds of approximately $823 thousand from the unsecured PPP Loans which are scheduled to mature during 2022 and 2025. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. In September 2021, the loan for $44 thousand was 100% forgiven by the SBA. As a result, we recorded a gain of $45 thousand on the forgiveness on the loan and the associated accrued interest. If the remaining principal amount is not forgiven in full, we would be obligated to repay any principal amount not forgiven and interest accrued thereon.

On March 14, 2022, we entered into a Securities Purchase Agreement with an institutional investor. The Purchase Agreement provides for of the issuance of a senior secured note (the “Note”) in the aggregate amount of $65 million and a warrant exercisable 6,881,108 shares of the Company’s common stock, with the potential for two potential subsequent closings for notes with an original principal amount of $35 million each. The initial closing pursuant to this debt facility occurred on March 14, 2022. The Note is a senior secured obligation and ranks senior to all other indebtedness. We will be required to make amortization payments equal to 4.0% of the original principal amount of the Note on the first day of each calendar month starting on February 1, 2023 and extending through the maturity date of March 1, 2026 (the “Maturity Date”), at which time all remaining outstanding principal and accrued but unpaid interest will be due. The Note will have a stated interest rate of 6.75% per annum, and we will be required to pay interest on March 1, June 1, September 1 and December 1 of each calendar year through and including the Maturity Date. Following the one-year anniversary of the Note’s issuance, we may, in lieu of paying interest in cash, pay such interest in kind, in which case interest on the Note will be calculated at the rate of 8.75% per annum and will be added to the principal amount of the Note.

At any time following the one-year anniversary of the Note’s issuance, we may prepay all (but not less than all) of the Note by redemption at a price equal to 106.75% of the then-outstanding principal amount under the Note plus accrued but unpaid interest. The noteholder will also have the option of requiring us to redeem the Note if we undergo a fundamental change at a price equal to 107% of the then-outstanding principal amount under the Note plus any accrued interest thereon.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing and financing activities for the years ended December 31, 2021, and 2020:

(Dollar amounts in Thousands)	December 31, 2021	December 31, 2020
Net cash (used in) provided by:
Operating activities	$(30,149)	$(14,782)
Investing activities	(104,740)	(1,228)
Financing activities	138,792	23,915
Net increase in cash and cash equivalents	$3,903	$7,905

Cash Flow from Operating Activities

For the year ended December 31, 2021, we incurred a net loss of $32.5 million, which included non-cash expenses of $1.3 million related to depreciation and amortization, $5.6 million in connection with the issuance and acceleration of stock options, stock-based payment of $176 thousand related to the HMH acquisition, provision of $1.2 million for doubtful accounts, provision of inventory obsolescence of $942 thousand and $1.4 million resulting from the change in fair value of contingent consideration associated with the acquisition of Precision and Cascade.

These items were partially offset by a gain attributed to non-controlling interest in the amount of $140 thousand, a gain on forgiveness of PPP loan of $45 thousand and a gain of $2.7 million related to extinguishment of notes payable. Net cash was reduced by a $3.4 million increase in accounts receivable, a $6.6 million increase in prepaid inventory due to demand forecast, a $3.3 million increase in deferred revenue, a $1.7 million increase in prepaid expenses and other receivables, partially offset by an $8.3 million increase in accrued expenses and a $1.1 million increase in accounts payable.

For the year ended December 31, 2020, we incurred a net loss of $21.6 million, which includes non-cash expenses of $5.6 million related to extinguishment of notes payable, $2.9 million due to change in fair value of derivative liabilities, $407 thousand related to depreciation and amortization, $1.9 million in connection with the issuance of stock options, non-cash interest expenses of $447 thousand related to the issuance of notes payable, a provision of $54 thousand for doubtful accounts and $120 thousand from the disposal of fixed assets, partially offset by loss attributed to non-controlling interest in the amount of $22 thousand. Net cash was reduced by a $3.7 million increase in accounts receivable, a $2.9 million increase in prepaid inventory due to demand forecast, a $2.2 million decrease in deferred revenue, partially offset by a $4.8 million increase in accrued expenses, a $12 thousand decrease in prepaid expenses, and a $527 thousand decrease in accounts payable.

Cash Flow from Investing Activities

Net cash used in investing activities primarily relates net purchases of held to maturity marketable securities, cash paid associated with the Company’s 2021 acquisitions, the issuance of loans receivable in connection with the Company’s financing of construction and equipment under its TTK Solutions offering, and for purchases of property and equipment, expenditures and purchase of held to maturity marketable securities. The capital expenditures support growth and investment in property and equipment, to expand research, development, and testing capabilities and, to a lesser extent, the replacement of existing equipment.

For the year ended December 31, 2021, net cash used in investing activities was $104.7 million, which included cash outflows of $44.5 million in net purchases of held to maturity marketable securities, $35.9 million paid in connection with our 2021 acquisitions of Precision and Cascade and PurePressure, $22.1 million related to the issuance of TTK-related loans receivable, and $2.2 million of expenditures of property and equipment.

For the year ended December 31, 2020, net cash used in investing activities was $1.2 million, which includes $1.1 million paid in connection with the acquisition of TriGrow and $136 thousand of purchases of property and equipment.

Cash Flow from Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was $138.8 million. Net cash provided by financing activities was primarily driven by the Company’s February 2021 public offering and a follow-on secondary public offering. The Company received $57.0 million in net proceeds from our initial public offering and $79.8 million in net proceeds from our secondary public offering. Additionally, the Company received $2.1 million in proceeds from the exercise of stock options and warrants. Each of the above inflows of cash were offset by $148 thousand in payments of financing leases.

For the year ended December 31, 2020, net cash provided by financing activities was $23.9 million. Sources of cash provided by financing activities were attributable to $13.1 million in proceeds from the issuance of notes payable, $10.0 million in proceeds from the issuance of Series A Preferred Stock, and the receipt of $823 thousand in PPP Loans under the CARES Act.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K, which financial statements are incorporated by reference in response to this Item 8. An index of those financial statements is found in “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2021.

During the year ended December 31, 2021, management identified material weaknesses related to inadequate design of the controls over the preparation of the consolidated financial statements due to the lack of a timeline and process in place to timely close the Company’s annual books and records.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because we are an “emerging growth company,” and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Remediation of Material Weakness in Internal Control over Financial Reporting

In the course of preparing the financial statements that were included in certain filings with the SEC during the years ended December 31, 2021 and 2020, we identified material weaknesses in internal control over financial reporting. These material weaknesses related to inadequate design of the controls over the preparation of the consolidated financial statements due to the lack of a timeline and process in place to timely close the Company’s annual books and records, which was identified during the fiscal year ended December 31, 2021, and insufficient technical accounting resources and lack of segregation of duties, which were identified during the fiscal year ended December 31, 2020. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis. These deficiencies could result in misstatements to our financial statements that could be material and may not be prevented or detected on a timely basis.

As of December 31, 2021, we were in varying stages of remediating the current and previously reported material weaknesses in our internal control over financial reporting. During the fiscal year ended December 31, 2021, we have increased the number of accounting resources employed by the Company. We have added technically qualified personnel and are in the process of improving the Company’s technical accounting resources and capabilities. Additionally, the expansion in accounting department resources has enabled the Company to create necessary and proper segregation of duties between transactional, reconciliation and review and approval functions.

During the fourth quarter of 2021, we took steps to address our material weakness related to control over the timeliness of our financial statement close process. While these actions, which include adding public company-experienced resources to our accounting department staff, have already served to introduce improved financial statement close-related policies and procedures, we will need to continue to devote specific attention to this aspect of our internal control environment to ensure that this material weakness is fully remediated in the fiscal year ending December 31, 2022.

The material weakness related to the timeliness of our financial control process will not be considered fully remediated until these additional controls and procedures have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. If not remediated, this material weakness could result in material misstatements to our annual or interim financial statements that may not be prevented or detected on a timely basis or result in a delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could be adversely affected and we could become subject to litigation or investigations by the Nasdaq Capital Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

Changes in Internal Control Over Financial Reporting

Other than the changes to remediate the material weakness noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3) The Exhibit Index of this report appears below.

(b)	Exhibits:

Exhibit No.	Description

2.1±	Agreement and Plan of Merger dated January 22, 2020 between the Registrant and TriGrow Systems, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
2.2±	Plan of Merger and Equity Purchase Agreement, dated as of September 29, 2021, among the Registrant, Sinclair Scientific, LLC, Mass2Media, LLC dba PX2 Holdings, LLC, and each of the equity holders of Sinclair Scientific, LLC named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2021
2.3	Amendment to Plan of Merger and Equity Purchase Agreement, dated as of October 1, 2021, between the Registrant and Sinclair Scientific, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2021)
2.4±	Membership Interest Purchase Agreement, dated as of December 31, 2021, among the Registrant, PurePressure, LLC, Benjamin Britton as Member Representative, and each of the equity holders of PurePressure, LLC named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2022)
2.5±	Merger Agreement, dated as of February 1, 2022, among the Registrant, LS Holdings Corp., Lab Society NewCo, LLC, Michael S. Maibach Jr. as Owner Representative, and each of the Owners named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2022).
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
3.2	Third Amended and Restated Certificate of Designations of the Series A Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)
4.2	Form of Representative’s Warrant dated February 19, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 2021)
4.3	Form of Representative’s Warrant dated January 27, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)
4.4	Form of Warrant issued to Noteholders (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2021).
4.6	Form of Pre-Funded Warrant dated January 28, 2022 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022).
4.7	Form of Common Stock Purchase Warrant dated January 28, 2022 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022).
4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2022)
4.9	Form of Senior Secured Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2022)
10.1	Operating Agreement of Agrify-Valiant, LLC dated December 8, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.2	Distribution Agreement dated June 7, 2019 between the Registrant and Bluezone Products, Inc.± (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.3	Distribution Agreement dated March 9, 2020 between the Registrant and Enozo Technologies Inc.± (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)

10.4	Purchase Agreement dated as of July 10, 2020 between the Registrant and 4D Bios Inc.± (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.5	Employment Agreement dated as of January 4, 2021 between the Registrant and Raymond Chang † (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2021)
10.9	2020 Omnibus Equity Incentive Plan † (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.10	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.11	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.13 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
10.12	Intellectual Property Assignment and Transfer Agreement by and among the Registrant, Agrify Brands, LLC and The Holden Company effective as of January 1, 2020 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.13	Supply Agreement by and among the Registrant and Mack Molding Co. dated December 7, 2020 ± (incorporated by reference to Exhibit 10.15 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
10.14	Amended and Restated Operating Agreement of Agrify Brands, LLC effective as of August 12, 2020 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.15*	Separation Agreement of Niv Krikov, dated November 3, 2021
10.16	Form of Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 2021)
10.17	Employment Agreement, dated as of November 10, 2021, between the Registrant and Thomas Massie † (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2021)
10.18	Employment Agreement, dated as of November 10, 2021, between the Registrant and Timothy Oakes † (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2021)
10.19±	Form of Securities Purchase Agreement, dated as of January 25, 2022, between the Registrant and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022.
10.20	Form of Registration Rights Agreement, dated as of January 25, 2022, between the Registrant and the Purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022.
10.21±	Form of Securities Purchase Agreement, dated as of March 14, 2022, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2022)
14.1	Code of Ethics of Agrify Corporation Applicable To Directors, Officers And Employees (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

±	Certain information has been omitted from this exhibit in reliance upon Item 601(a)(5) of Regulation S-K.

†	Indicates a management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRIFY CORPORATION

Date: March 31, 2022	By:	/s/ Raymond Chang
By: Raymond Chang
Title: Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raymond Chang	Chief Executive Officer and Director	March 31, 2022
Raymond Chang	(Principal Executive Officer)
/s/ Timothy Oakes	Chief Financial Officer	March 31, 2022
Timothy Oakes	(Principal Financial and Accounting Officer)
/s/ Thomas Massie	Chief Operating Officer and Director	March 31, 2022
Thomas Massie
/s/ Guichao Hua	Director	March 31, 2022
Guichao Hua
/s/ Krishnan Varier	Director	March 31, 2022
Krishnan Varier
/s/ Timothy Mahoney	Director	March 31, 2022
Timothy Mahoney
/s/ Stuart Wilcox	Director	March 31, 2022
Stuart Wilcox

/s/ Leonard Sokolow	Director	March 31, 2022
Leonard Sokolow

Agrify Corporation
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Agrify Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Agrify Corporation and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Melville, NY

March 31, 2022

AGRIFY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of December 31,
	2021	2020
Assets:
Cash and cash equivalents	$12,014	$8,111
Marketable securities	44,550	—
Accounts receivable, net of allowance for doubtful accounts of $1,415 and $54, as of December 31, 2021 and December 31, 2020, respectively	7,222	4,014
Inventory, net of reserves of $942 and $0, as of December 31, 2021 and December 31, 2020, respectively	20,498	5,170
Deferred IPO costs	—	981
Prepaid expenses and other current assets	2,452	364
Total current assets	86,736	18,640

Loan receivable	22,255	—
Property and equipment, net	6,232	873
Right-of-use assets, net	1,479	—
Goodwill	50,090	632
Intangible assets, net	14,072	1,694
Other non-current assets	1,184	—
Total Assets	$182,048	$21,839

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,151	$693
Accrued expenses and other current liabilities	28,764	6,550
Notes payable, net of debt discount of $0 and $4,777 as of December 31, 2021 and December 31, 2020, respectively	—	12,493
Derivative liabilities	—	7,141
Operating lease liabilities, current	814	—
Long-term debt, current	1,089	—
Deferred revenue	3,772	152
Total current liabilities	43,590	27,029

Other non-current liabilities	318	435
Operating lease liabilities, non-current	704	—
Long-term debt	12	829
Total Liabilities	44,624	28,293

Commitments and contingencies (Note 21)

Stockholders’ Equity (Deficit)
Common stock, 50,000,000 shares, $0.001 par value authorized as of December 31, 2021 and December 31, 2020, respectively; 22,207,103 and 4,211,677 shares issued and outstanding at December 31, 2021 and 2020, respectively	21	4
Preferred stock 2,895,000 shares, $0.001 par value authorized as of December 31, 2021 and 2020, respectively; 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Preferred A stock 105,000, $0.001 par value authorized as of December 31, 2021 and 2020, respectively; 0 and 100,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	196,013	19,827
Accumulated deficit	(58,975)	(26,510)
Total Stockholders’ Equity (Deficit)	137,059	(6,679)
Non-controlling Interests	365	225
Total Liabilities and Stockholders’ Equity	$182,048	$21,839

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for number of shares and per share amounts)

	Year ended December 31,
	2021	2020
Revenue, net	$59,859	$12,087
Cost of goods sold	54,625	11,517
Gross profit	5,234	570

Selling, general and administrative	34,970	9,832
Research and development	3,925	3,354
Change in contingent consideration	1,412	—
Total operating expenses	40,307	13,186
Loss from operations	(35,073)	(12,616)
Interest income (expense), net	74	(481)
Other expenses	(31)	—
Gain (loss) on extinguishment of notes payable	2,685	(5,618)
Gain on forgiveness of PPP loan	45	—
Change in fair value of derivative liabilities	—	(2,924)
Other income (expense), net	2,773	(9,023)
Net loss before income taxes	(32,300)	(21,639)
Income tax provision	25	—
Net loss	(32,325)	(21,639)
Income (loss) attributable to non-controlling interest	140	(22)
Net loss attributable to Agrify Corporation	$(32,465)	$(21,617)
Net loss per share attributable to common stockholders – basic and diluted	$(1.69)	$(5.32)
Weighted average common shares outstanding – basic and diluted	19,090,932	4,175,176

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Stock		Preferred A Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’ Equity (Deficit) attributable	Non- controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	to Agrify	Interests	(Deficit)
Balance, January 1, 2020	3,616,125	$4	—	$—	$4,124	$(40)	$(4,893)	$(805)	$—	$(805)
Stock based compensation	—	—	—	—	1,921	—	—	1,921	—	1,921
Stock subscription	—	—	—	—	—	40	—	40	—	40
Issuance of Preferred A Stock	—	—	100,000	—	10,000	—	—	10,000	—	10,000
Investment in Agrify Valiant	—	—	—	—	—	—	—		40	40
Acquisition of TriGrow Systems	595,552	—	—	—	1,356	—	—	1,356	207	1,563
Warrants issued and recorded as debt discount in connection with notes payable issuances	—	—	—	—	2,426	—	—	2,426	—	2,426
Net loss	—	—	—	—	—	—	(21,617)	(21,617)	(22)	(21,639)
Balance, December 31, 2020	4,211,677	$4	100,000	$—	$19,827	$—	$(26,510)	$(6,679)	$225	$(6,454)
Balance, January 1, 2021	4,211,677	$4	100,000	$—	$19,827	$—	$(26,510)	$(6,679)	$225	$(6,454)
Stock-based compensation	—	—	—	—	5,552	—	—	5,552	—	5,552
Beneficial conversion feature associated with amended Convertible Promissory Notes	—	—	—	—	3,869	—	—	3,869	—	3,869
Conversion of Convertible Notes	1,697,075	2	—	—	13,098	—	—	13,100	—	13,100
Issuance of common shares in connection with acquisition	8,000	—	—	—	176	—	—	176	—	176
Issuance of common stock – Initial Public Offering (“IPO”), net of fees	6,210,000	6	—	—	56,955	—	—	56,961	—	56,961
Issuance of common stock – Secondary public offering, net of fees	6,388,888	6	—	—	79,833	—	—	79,839		79,839
Conversion of Preferred A Stock	1,373,038	1	(100,000)	—	(1)	—	—	—	—	—
Acquisition of Precision and Cascade	666,403	1	—	—	12,354	—	—	12,355	—	12,355
Acquisition of PurePressure	240,301	—	—	—	2,211	—	—	2,211	—	2,211
Exercise of options	657,620	—	—	—	2,132	—	—	2,132	—	2,132
Exercise of warrants	754,101	1	—	—	7	—	—	8	—	8
Net loss	—	—	—	—	—	—	(32,465)	(32,465)	140	(32,325)
Balance December 31, 2021	22,207,103	$21	—	$—	$196,013	$—	$(58,975)	$137,059	$365	$137,424

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Agrify Corporation	$(32,465)	$(21,617)
Adjustments to reconcile net loss attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	1,310	407
Amortization of premium on investment securities	951	—
Interest on investment securities	(1,035)	—
Change in fair value of contingent consideration	1,412	—
Provision for doubtful accounts	1,187	54
Provision for inventory obsolescence	942	—
Compensation in connection with the issuance of stock options	5,552	1,921
Issuance of common shares in connection with acquisition	176	—
Non-cash interest (income) expense	(42)	447
(Gain) loss on extinguishment of notes payable, net	(2,685)	5,618
Gain on forgiveness of PPP loan	(45)	—
Change in fair value of derivative liabilities	—	2,924
Deferred income taxes	25	—
(Gain) loss from disposal of fixed assets	(5)	120
(Gain) loss attributable to non-controlling interests	140	(22)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,391)	(3,709)
Inventory	(6,568)	(2,941)
Prepaid expenses and other current assets	(1,745)	12
Right of use assets, net	29	—
Accounts payable	1,127	(527)
Accrued expenses and other current liabilities	8,284	4,780
Deferred revenue	(3,303)	(2,249)
Net cash used in operating activities	(30,149)	(14,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,220)	(136)
Purchases of intangibles assets	(104)	—
Purchase of securities	(62,209)	—
Proceeds from the sale of securities	17,743	—
Proceeds from the sale of fixed assets	101	—
Issuance of loan receivable	(22,143)	—
Cash paid for business combination, net of cash acquired	(35,908)	(1,092)
Net cash used in investing activities	(104,740)	(1,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Preferred A Stock	—	10,000
Proceeds from IPO, net of fees	56,961	—
Proceeds from Secondary public offering, net of fees	79,839	—
Proceeds from exercise of options	2,132	—
Proceeds from exercise of warrants	8	—
Payments of financing leases	(148)	—
Minority interest in Valiant	—	40
Proceeds from PPP Loans	—	823
Payments of financing leases	—	(88)
Proceeds from notes payable	—	13,100
Proceeds from issuance of common stock	—	40
Net cash provided by financing activities	138,792	23,915
Net increase in cash	3,903	7,905
Cash and cash equivalents – Beginning of period	8,111	206
Cash and cash equivalents – End of period	$12,014	$8,111
Supplemental disclosure of non-cash investing and financing activities:
Equipment sold for loan receivable to customer	$289	$—
Warrants issued and recorded as debt discount in connection with notes payable issuances	$—	$2,426
Bifurcated embedded conversion options recorded as derivative liabilities and debt discount	$—	$2,769

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands unless otherwise specified, except share and per share data)

Note 1 — Nature of Business and Basis of Presentation

Description of Business

Agrify Corporation (“Agrify” or the “Company”) is a developer of highly advanced and proprietary precision hardware and software grow solutions for the indoor agriculture marketplace and provides equipment and solutions for cultivation, extraction, post-processing, and testing for the cannabis and hemp industry. The Company was formed in the State of Nevada on June 6, 2016 as Agrinamics, Inc., and subsequently changed its name to Agrify Corporation. The Company is sometimes referred to herein by the words “we,” “us,” “our,” and similar terminology.

The Company has eight wholly owned subsidiaries, which are collectively referred to as the “Subsidiaries”:

●	AGM Service Corp LLC (formerly AGM Service Corp Inc.);

●	TriGrow Systems, LLC (“TriGrow”, which acted as the Company’s exclusive distributor and which was acquired in January 2020 as TriGrow Systems, Inc. and converted to TriGrow Systems, LLC in May 2020);

●	Ariafy Finance, LLC;

●	Agxiom, LLC;

●	Harbor Mountain Holdings, LLC (“HMH”)(acquired in July 2020);

●	Cascade Sciences, LLC (“Cascade”)(which was acquired by the Company on October 1, 2021);

●	Precision Extraction NewCo, LLC (“Precision”)(which was a newly formed subsidiary in connection with October 1, 2021 acquisition of Mass2Media, LLC, d/b/a PX2 Holdings, LLC, d/b/a Precision Extraction Solutions and Cascade); and

●	PurePressure, LLC (“PurePressure”)(which was acquired by the Company on December 31, 2021).

The Company also has ownership interests in the following companies:

●	Teejan Podoponics International LLC (“TPI”)(the Company has owned 50% of TPI” since December 2018);

●	Agrify-Valiant, LLC (“Agrify-Valiant”)(the Company owns 60% of Agrify-Valient, which was formed in December 2019); and

●	Agrify Brands, LLC (“Agrify Brands”)(formerly TriGrow Brands, LLC)(the Company owns 75% of Agrify Brands, which ownership position was created as part of the January 2020 acquisition of TriGrow).

On February 1, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LS Holdings Corp. (“Lab Society”), Lab Society NewCo, LLC, a newly formed wholly owned subsidiary of the Company (“Merger Sub”), Michael S. Maibach Jr. as the Owner Representative thereunder, and each of the shareholders of Lab Society (collectively, the “Owners”), pursuant to which the Company agreed to acquire Lab Society. Concurrently with the execution of the Merger Agreement, the Company consummated the merger of Lab Society with and into Merger Sub, with Merger Sub surviving such merger as a wholly owned subsidiary of the Company (the “Lab Society Acquisition”). See Note 23, Subsequent Events included elsewhere in the notes to the consolidated financial statements.

Reverse Stock Split

On January 12, 2021, the Company effected a 1-for-1.581804 reverse stock split. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless otherwise indicated.

Initial Public Offering and Secondary Public Offering

On February 1, 2021, we closed our initial public offering, or (“IPO”), of 6,210,000 shares of common stock (inclusive of 810,000 shares of common stock from the full exercise of the over-allotment option of shares granted to the underwriters). The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File Nos. 333- 251616 and 333-252490), which was declared effective by the SEC on January 27, 2021. Maxim Group LLC and Roth Capital Partners acted as the underwriters. The public offering price of the shares sold in the offering was $10.00 per share. The total gross proceeds from the offering were $62.1 million.

After deducting underwriting discounts and commissions of $4 million and offering expenses paid or payable by us of approximately $1 million, the net proceeds from the offering were approximately $57 million. During the fiscal year ended December 31, 2021, we used the net proceeds from the IPO for our current working capital needs to support accounts receivable growth, manage inventory to meet demand forecasts, and support operational growth.

On February 19, 2021, we consummated a secondary public offering (the “February Offering”) of 5,555,555 shares of common stock for a price of $13.50 per share, less certain underwriting discounts and commissions. On March 22, 2021, we closed on the sale of an additional 833,333 shares of common stock on the same terms and conditions pursuant to the exercise of the underwriters’ over-allotment option. The exercise of the over-allotment option brought the total number of shares of common stock sold by us in connection with the February Offering to 6,388,888 shares and the total net proceeds received in connection with the February Offering to approximately $80 million, after deducting underwriting discounts and estimated offering expenses. During the fiscal year ended December 31, 2021, we used the net proceeds from the IPO for our current working capital needs to support accounts receivable growth, manage inventory to meet demand forecasts, and support operational growth.

On September 14, 2021, the Company entered into a letter agreement and waiver (the “Letter Agreement”), to amend the terms of its underwriting agreement with the representative of the underwriters in the IPO. Pursuant to the letter agreement, the representative agreed to waive the right of first refusal included in the underwriting agreement in consideration of (i) a cash payment of $2.4 million and (ii) the right to participate as a co-manager with ten percent (10%) of the economics with respect to the Company’s next public offering of securities, payable in cash upon the closing of such offering.

Coronavirus (“COVID-19”) Pandemic

The spike of COVID-19 in the first quarter of 2020 has caused significant volatility in the U.S. markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy. To date, there has not been a material impact on the Company’s business operations and financial performance. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend in part, on the length and severity of these restrictions and on the Company’s ability to conduct business in the ordinary course.

The Paycheck Protection Program

In May and July 2020, the Company entered into two separate PPP Loans with Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”)(the “PPP Loans”). The Company received total proceeds of approximately $823 thousand from the unsecured PPP Loans, of which $44 thousand was forgiven in September 2021. The Company’s application related to the forgiveness of the remaining outstanding balance of PPP Loans is currently under review by the SBA.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Accounting for Wholly Owned Subsidiaries

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include the accounts of Agrify Corporation and its wholly owned subsidiaries, as described above in Note 1 – Nature of Business and Basis of Presentation, in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Company includes results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances are eliminated.

 Accounting for Less Than Wholly Owned Subsidiaries

For the Company’s less than wholly owned subsidiaries, which include TPI, Agrify-Valiant, and Agrify Brands, the Company first analyzes whether these entities are a variable interest entity (a “VIE”) in accordance with ASC Topic 810 Consolidation (“ASC 810”), and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses (i) whether the joint venture is a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it is determined that the joint venture qualifies as a VIE and the Company is the primary beneficiary, it is consolidated.

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

Fiscal Year

The Company, and its Subsidiaries, Fiscal Year ends on December 31, each year.

Emerging Growth Company

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

We will remain an “emerging growth company” until the earliest to occur of:

●	our reporting $1.0 billion or more in annual gross revenues;

●	our issuance, in a three-year period, of more than $1.0 billion in non-convertible debt;

●	the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million on the last business day of our second fiscal quarter; and

●	December 31, 2026.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. In this Annual Report on Form 10-K, we have reclassified our capitalized website costs so that they are included as part of our aggregate intangible assets, net in our consolidated balance sheets as of December 31, 2021 and 2020.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash and deposits with maturities of three months or less as of December 31, 2021 and December 31, 2020. All cash equivalents are carried at cost, which approximates fair value.

Marketable Securities

The Company’s marketable security investments primarily include investments held in mutual funds, municipal bonds, and corporate bonds. The mutual funds are recorded at fair value in the accompanying consolidated balance sheets as part of cash and cash equivalents. The municipal and corporate bonds are considered held to maturity and are recorded at amortized cost in the accompanying consolidated balance sheet. The fair values of these investments were estimated using recently executed transactions and market price quotations. The Company considers current assets those investments which will mature within the next 12 months including interest receivable on the long-term bonds.

Accounts Receivable, Net

Accounts receivable, net primarily consists of amounts billed and currently due from customers. Accounts receivable balances are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. In determining the amount of the allowance at each reporting date, the Company makes judgments about general economic conditions, historical write-off experience and any specific risks identified in customer collection matters, including the aging of unpaid accounts receivable and changes in customer financial conditions. Account balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for credit losses are recorded as general and administrative expenses in the consolidated statements of operations.

Concentration of Credit Risk and Significant Customer

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of cash and accounts receivable. The Company places its cash with financial institutions in the United States. The cash balances are insured by the FDIC up to $250 thousand per depositor with unlimited insurance for funds in noninterest-bearing transaction accounts through December 31, 2021. At times, the amounts in these accounts may exceed the federally insured limits.

The Company has certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represent 10% or more of the Company’s total accounts receivable. Refer to the following table.

The Company has certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represent 10% or more of the Company’s total accounts receivable. Refer to the following table.

Revenue

For the years ended December 31, 2021 and 2020, the Company’s customers that accounted for 10% or more of the total revenue were as follows:

	2021		2020
(Dollar Amounts in Thousands)	Amount	% of Total Revenue	Amount	% of Total Revenue
New England Innovation Academy (“NEIA”) – Related Party	$22,010	36.8%	$3,916	32.4%
Customer B	*	*	$1,660	13.7%
Greenstone Holdings - Related Party	$9,429	15.8%	*	*
Customer D	*	*	$4,000	33.1%

*	Customer revenue, as a percentage of total revenue was less than 10%

Accounts Receivable, Net

As of December 31, 2021 and 2020, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

	2021		2020
(Dollar Amounts in Thousands)	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable

NEIA – Related Party	$3,498	48.4%	$1,655	41.2%
Customer B	$1,541	21.3%	$1,510	37.6%
Customer F	*	*	$400	10%

*	Customer accounts receivable balance, as a percentage of total accounts receivable balance, was less than 10%

Inventories

The Company values all of its inventories, which consist primarily of raw material hardware components, at the lower of cost or net realizable value with cost principally determined by the weighted average cost method on a first in first out basis. Write-offs of potentially slow moving or damaged inventory are recorded through specific identification of obsolete or damaged material. Physical inventories are taken at least once annually for all inventory locations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are recognized using the straight-line method over the estimated useful life of each asset, as follows:

Estimated Useful Life (Years)
Computer and office equipment	2 to 3
Furniture and fixtures	2
Software	3
Vehicles	5
Research and development laboratory equipment	5
Machinery and equipment	3 to 5
Leased equipment at customer	5 to 13
Trade show assets	3 to 5
Leasehold improvements	Lower of estimated useful life or remaining lease term

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

Goodwill

Goodwill is defined as the excess of cost over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined it is a single reporting unit for the purpose of conducting the goodwill impairment assessment. A goodwill impairment charge is recorded if the amount by which the Company’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in the Company’s market value as a result of a significant decline in the Company’s stock price. There have been no impairment charges recorded for fiscal 2021 and fiscal 2020.

Intangible Assets

The Company initially records intangible assets at their estimated fair values and reviews these assets periodically for impairment. Identifiable intangible assets, which consist principally of customer-related assets, acquired and/or developed technology, non-compete agreements, and trade names, are reported net of accumulated amortization and are being amortized over their estimated useful lives at amortization rates that are proportional to each asset’s estimated economic benefit. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The Company reviews the carrying value of these intangible assets annually, or more frequently if indicators of impairment are present.

The finite-lived useful lives are as follows:

Trade names	5 to 7 years
Acquired developed technology	5 to 8 years
Non-compete agreements	5 years
Customer relationships	5 to 8 years
Capitalized website costs	3 to 5 years

In performing the review of the recoverability intangible assets, the Company considers several factors, including whether there have been significant changes in legal factors or the overall business climate that could affect the underlying value of an asset. The Company also considers whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life. If, as a result of examining any of these factors, the Company concludes that the carrying value of intangible asset exceeds its estimated fair value, an impairment charge will be recognized and reduce the carrying value of the asset to its estimated fair value.

Convertible Notes Payable

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

Leases

The Company determines at the inception of a contract if such arrangement is or contains a lease. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use asset and a lease liability on the consolidated balance sheet for all leases with an initial lease term of greater than 12 months. Leases with an initial term of 12 months or less are not recorded on the balance sheet, but payments are recognized as expense on a straight-line basis over the lease term.

The Company’s contracts may contain both lease and non-lease components. Non-lease components may include maintenance, utilities, and other operating costs. The Company combines the lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of right-of-use assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of future lease payments over the expected lease term. The Company determines the present value of future lease payments by using its estimated secured incremental borrowing rate for that lease term as the interest rate implicit in the lease is not readily determinable. The Company estimates its secured incremental borrowing rate for each lease based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term.

Certain of the Company’s leases include options to extend or terminate the lease. The amounts determined for the Company’s right-of-use assets and lease liabilities generally do not assume that renewal options or early-termination provisions, if any, are exercised, unless it is reasonably certain that the Company will exercise such options.

Deferred Revenue

Deferred revenue includes amounts collected or billed in excess of revenue recognized. Deferred revenue is recognized as revenue as the related performance obligations are satisfied. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as a current liability and the remaining portion is recorded as a noncurrent liability on the consolidated balance sheet.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The estimated fair value of the accounts receivable and accounts payable approximates their carrying value due to the short-term nature of these instruments.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Historically, the Company has issued stock options to employees, directors and consultants with only service-based vesting conditions and records the expense for these awards using the straight-line method.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award’s recipient’s payroll costs are classified.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically had been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of similar publicly traded companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Business Combinations

The Company accounts for business acquisitions using the purchase method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

Significant judgments are used in determining fair values of assets acquired and liabilities assumed, as well as intangibles and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, royalty cost savings and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as the Company's current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within the Company's operating results.

For contingent consideration arrangements, a liability is recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. Additional information regarding the Company’s contingent consideration arrangements may be found in Note 5 – Fair Value Measures included elsewhere in the notes to the consolidated financial statements.

Revenue Recognition

Overview

The Company generates revenue from the following sources: (1) equipment sales, (2) services sales and (3) construction contracts.

The Company recognizes revenue from contracts with customers using a five-step model, which is described below:

●	identify the customer contract;

●	identify performance obligations that are distinct;

●	determine the transaction price;

●	allocate the transaction price to the distinct performance obligations; and

●	recognize revenue as the performance obligations are satisfied.

Identify the customer contract

A customer contract is generally identified when there is approval and commitment from both the Company and its customer, the rights have been identified, payment terms are identified, the contract has commercial substance and collectability, and consideration is probable. Specifically, the Company obtains written/electronic signatures on contracts and a purchase order, if said purchase orders are issued in the normal course of business by the customer.

Identify performance obligations that are distinct

A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies.

Allocate the transaction price to distinct performance obligations

The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer. The Company’s contracts typically contain multiple performance obligations, for which the Company accounts for individual performance obligations separately, if they are distinct. The standalone selling price reflects the price the Company would charge for a specific piece of equipment or service if it was sold separately in similar circumstances and to similar customers.

Recognize revenue as the performance obligations are satisfied

Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

Significant Judgments

The Company into enters contracts that can include various combinations of equipment, services and construction, which are generally capable of being distinct and accounted for as separate performance obligations. Contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once the Company determines the performance obligations, it determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company then allocates the transaction price to each performance obligation in the contract based on the SSP. The corresponding revenue is recognized as the related performance obligations are satisfied.

Judgment is required to determine the SSP for each distinct performance obligation. The Company determines SSP based on the price at which the performance obligation is sold separately and the methods of estimating SSP under the guidance of Accounting Standards Codification (“ASC”) 606-10-32-33. If the SSP is not observable through past transactions, the Company estimates the SSP, taking into account available information such as market conditions, expected margins, and internally approved pricing guidelines related to the performance obligations. The Company licenses its software as a SaaS type subscription license, whereby the customer only has a right to access the software over a specified time period. The full value of the contract is recognized ratably over the contractual term of the SaaS subscription, adjusted monthly if tiered pricing is relevant. The Company typically satisfies its performance obligations for equipment sales when equipment is made available for shipment to the customer; for services sales as services are rendered to the customer and for construction contracts both as services are rendered and when contract is completed.

The Company utilizes the cost-plus margin method to determine the SSP for equipment and buildout services. It is based on the cost of the services from third parties, plus a reasonable markup that the Company believes is reflective of a market-based reseller margin.

The SSP for services in time and materials contracts is determined by observable prices in standalone services arrangements.

Variable consideration in the form of royalties, revenue share, monthly fees, and service credits are estimated at contract inception and updated at the end of each reporting period if additional information becomes available. Variable consideration is typically not subject to constraint. Changes to variable consideration were not material for the periods presented.

If contracts have payment terms that differ from the timing of revenue recognition, the Company will assess whether the transaction price for those contracts include a significant financing component. The Company has elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if the Company expects that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, the Company imputes interest on such contracts at an agreed upon interest rate and will present the financing components separately as financial income. For the years ended December 31, 2021 and 2020, the Company did not have any such financial income.

 Payment terms with customers typically require payment 30 days from invoice date. The Company’s agreements with its customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise a concern over delivered products or services, the Company has endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

The Company has elected to treat shipping and handling activities after the customer obtains control of the goods as a fulfillment cost and not as a promised good or service. Accordingly, the Company will accrue all fulfillment costs related to the shipping and handling of consumer goods at the time of shipment. The Company has payment terms with its customers of one year or less and has elected the practical expedient applicable to such contracts not to consider the time value of money. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

The Company receives payment from customers based on specified terms that are generally less than 30 days from the satisfaction of performance obligations. There are no contract assets related to performance under the contract. The difference in the opening and closing balances of the Company’s deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. The Company fulfils obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. Accounts receivables are recorded when the customer has been billed or the right to consideration is unconditional. The Company recognizes deferred revenue when consideration has been received or an amount of consideration is due from the customer, and the Company has a future obligation to transfer certain proprietary products.

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. The reserve for warranty returns is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development expenses include payroll, employee benefits and other expenses associated with product development. The Company incurs research and development costs associated with the development and enhancement of both hardware and software products associated with its cultivation and extraction equipment, as well as its SaaS-based software offering, Agrify Insights.

Shipping and Handling Charges

The Company incurs costs related to shipping and handling of its manufactured products. These costs are expensed as incurred as a component of cost of sales. Shipping and handling charges related to the receipt of raw materials are also incurred, which are recorded as a cost of the related inventory.

Equity Method Investments

Investments in affiliates which are 50% or less owned by the Company for which the Company exercises significant influence but does not have control are accounted for on the equity method. The Company has investments in equity investments without readily determinable fair values, which represents investments in entities where the Company does not have the ability to significantly influence the operations of the entities.

An assessment of whether or not the Company (as a holder of 50% of TPI) has the power to direct activities that most significantly impact TPI’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of December 31, 2021 and December 31, 2020, and will be performed as of each subsequent reporting date. After each of these assessments, the Company concluded that the activities that most significantly impact TPI’s economic performance are the growth, marketing, sale, and distribution of products using TPI’s technology and IP, each of which are solely directed by TPI. Based on our consideration of these assessments, the Company concluded that the Company’s investment in TPI should be accounted for under the equity method.

The carrying value of the Company’s investment in TPI was $0 as of December 31, 2021 and December 31, 2020. The Company did not recognize revenue from TPI for the years ended December 31, 2021 and 2020.

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

The Company follows the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2021, tax years 2016 through 2021 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

For the period ended December 31, 2021, the Company recorded a deferred tax liability of approximately $25 thousand, comprised of its change in deferred tax liability during the year related to its indefinite lived intangible asset balance. The indefinite lived intangibles are not all available as a source of income and thus are not fully available to offset the Company's deferred tax assets. As of December 31, 2021, the Company has federal and state net operating loss (NOL) carryforwards of approximately $52.2 million and $28.9 million, respectively. The Company has not yet filed its 2018, 2019, 2020 and 2021 federal and state tax returns.

There was no federal income tax expense for the years ended December 31, 2021 and 2020 due to the Company’s net losses. The Company has not yet filed its 2018, 2019, 2020 and 2021 federal and state tax returns.

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

Net loss per share calculations for all periods have been adjusted to reflect the reverse stock split effected on January 12, 2021. Net loss per share was calculated based on the weighted average number of common stock outstanding.

Note 3 — Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

Pending Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities and accounts receivable. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. ASU 2016-13 is effective in the first quarter of fiscal 2024. The Company is currently evaluating if this guidance will have a material effect to its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU No. 2020-06 simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with U.S. GAAP. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendment in this update. The Company is evaluating the potential impact of this adoption on its consolidated financial statements and related disclosures.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

Note 4 — Revenue and Deferred Revenue

Revenue

During the years ended December 31, 2021 and 2020, the Company generated revenue from the following sources: (1) equipment sales, (2) services sales and (3) construction contracts.

The Company sells its equipment and services to customers under a combination of a contract and purchase order. Equipment revenue includes sales from proprietary products designed and engineered by the Company such as Agrify Vertical Farming Units (“VFUs”), container farms, integrated grow racks, and LED grow lights, and non-proprietary products designed, engineered, and manufactured by third parties such as air cleaning systems and pesticide-free surface protection.

Construction contracts normally provide for payment upon completion of specified work or units of work as identified in the contract. Although there is considerable variation in the terms of these contracts, they are primarily structured as time-and-material contracts. The Company enters time-and-materials contracts under which the Company is paid for labor and equipment at negotiated hourly billing rates and other expenses, including materials, as incurred at rates agreed to in the contract. The Company uses two main sub-contractors to execute the construction contracts.

Disaggregation of Revenue — The following table provides revenue disaggregated by timing of revenue recognition:

	Year ended December 31,
(Dollar Amounts in Thousands)	2021	2020
Transferred at a point in time	$23,624	$4,907
Transferred over time	36,235	7,180
	$59,859	$12,087

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. As of December 31, 2021, the Company maintains a reserve for warranty returns of $398 thousand. No warranty reserve was recorded by the Company as of December 31, 2020. The reserve for warranty returns is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets.

Deferred Revenue

Significant changes in the Company’s current deferred revenue balance for the years ended December 31, 2021 and 2020:

	Year ended December 31,
(Dollar Amounts in Thousands)	2021	2020
Total current deferred revenue, beginning of period	$152	$—
Additions	3,758	152
Interest income on deferred revenue	4	—
Recognized	(142)	—
Total current deferred revenue, end of period	$3,772	$152

Deferred revenue balances primarily consist of customer deposits on our cultivation and extraction solutions equipment. As of December 31, 2021 and 2020, all of our deferred revenue balances were reported as current liabilities in the accompanying consolidated balance sheets.

Note 5 — Fair Value Measures

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

Valuation techniques for assets and liabilities include methodologies such as the market approach, the income approach, or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

At December 31, 2021 and December 31, 2020, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2021				December 31, 2020
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(Dollar Amounts in Thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Mutual funds (included in cash and cash equivalents)	$178	$—	$—	$178	$—	$—	$—	$—
Held to maturity securities
Municipal bonds	9,961	—	—	9,961	—	—	—	—
Corporate bonds	34,589	—	—	34,589	—	—	—	—
Total held to maturity securities	$44,728	$—	$—	$44,728	$—	$—	$—	$—
Liabilities
Notes payables, net of discount	$—	$—	$—	$—	$—	$—	$12,493	$12,493
Derivative liabilities	—	—	—	—	—	—	7,141	7,141
Contingent consideration	—	—	6,137	6,137	—	—	—	—
Total liabilities	$—	$—	$6,137	$6,137	$—	$—	$19,634	$19,634

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, loan receivable, accounts payable, notes payable, derivative liabilities, deferred revenue, and long-term debt. Fair value information for each of these instruments is as follows:

●	Cash and cash equivalents, accounts receivable, accounts payable and deferred revenue liabilities fair values approximate their carrying values, due to the expected duration of these instruments.

●	Marketable securities classified as held to maturity securities are recorded at amortized cost, which as of December 31, 2021, approximated fair value.

●	The Company had certain derivative instruments accounted for at fair value. The Company held a convertible promissory note with a preferential conversion feature which qualifies as a derivative instrument. The fair value assumptions consider the nature of the conversion feature and the expected timeline to a qualifying conversion event.

●	The Company’s deferred consideration was recorded in connection with acquisitions during the year ending December 31, 2021 using an estimated fair value discount at the time of the transaction. As of December 31, 2021, the carrying value of the deferred consideration approximated fair value.

Marketable Securities

As of December 31, 2021, the Company held investments consisting of mutual funds, municipal bonds, and corporate bonds. The mutual funds are recorded at fair value in the accompanying consolidated balance sheet as part of cash and cash equivalents. The municipal and corporate bonds are considered held to maturity and are recorded at amortized cost in the accompanying consolidated balance sheet. The fair values of these investments were estimated using recently executed transactions and market price quotations. The Company considers current assets those investments which will mature within the next 12 months including interest receivable on the long-term bonds.

The composition of the Company’s marketable securities are as follows:

(Dollar Amounts in Thousands)	December 31, 2021	December 31, 2020
Current marketable securities:
Municipal bonds	$9,961	$—
Corporate bonds	34,589	—
Total current marketable securities	$44,550	$—

The amortized cost and estimated fair value of held to maturity securities as of December 31, 2021, are as follows:

(Dollar Amounts in Thousands)	Amortized cost	Unrealized loss	Estimated fair value
Current marketable securities (due within 1 year)
Municipal bonds	$9,961	$(9)	$9,952
Corporate bonds	34,589	(72)	34,517
	$44,550	$(81)	$44,469

Contingent Consideration

The Company has classified its net liability for contingent earnout considerations relating to the two acquisitions completed in Fiscal 2021. The fair value for the contingent consideration associated with these acquisitions is within Level 3 of the fair value hierarchy because the associated fair value is determined using significant unobservable inputs, which included the key assumptions to model future revenue, costs of goods sold and operating expense projections. A description of the Company’s acquisitions completed in Fiscal 2021 is included within Note 13 – Business Combinations included elsewhere in the notes to the consolidated financial statements.

The contingent earnout payments for each acquisition are based on the achievement of certain revenue thresholds. During the fourth quarter of 2021, the fair value of the contingent earnout consideration increased by $1.4 million due to the actual revenue achievement for the period ended December 31, 2021, being greater than the initially projected revenue achievement incorporated into our initial purchase price allocation. This amount, as required by ASC 805, was recorded as part of our operating expenses in the fourth quarter of 2021.

(Dollar Amounts in Thousands)	December 31, 2021
Contingent consideration – beginning of year	$—
Accrued contingent consideration	4,725
Change in estimated fair value	1,412
Contingent consideration – end of year	$6,137

Contingent consideration is included within accrued expense in the consolidated balance sheets as of December 31, 2021.

Note 6 — Loan Receivable

A portion of the capital raised from the Company’s 2021 public offering has been allocated to launch Agrify’s total turn-key solution (“TTK Solution”) program, the industry’s first end-to-end solution for the Company’s customers that provides access to capital for construction costs, equipment lease(s) to VFUs and other related operating equipment, subscription to the Company’s Agrify Insights software, and business consultation services, which will enable the Company’s customers to go to market sooner.

The Company’s initial allowable investment in the Agrify TTK Solution engagements is currently capped at $50.0 million, as approved by the Company’s Board of Directors. As of December 31, 2021, the Company has committed $20.3 million to the Agrify TTK Solution for five customers under contract and the remainder $1.9 million is related to non-TTK Solutions contracts. Of the five customers under the Agrify TTK Solution, Greenstone Holdings is a related party.

The loan agreements entered into with customers receiving the Agrify TTK Solution generally provide for loans ranging from approximately $200 thousand up to $13.5 million with maturity dates of approximately two to three years after the completion of the construction projects. Typically, the TTK Solution construction loans have interest rates ranging from 12% to 18% per annum.

The breakdown of loans receivable as of December 31, 2021 and December 31, 2020 is as follows:

(Dollar Amounts in Thousands)	December 31, 2021	December 31, 2020
Company A – TTK Solution	$5,542	$—
Greenstone Holdings – TTK Solution – Related Party	11,177	—
Company C – TTK Solution	2,439	—
Company D – TTK Solution	1,105	—
Company E – TTK Solution	46	—
Non-TTK Solutions	1,946	—
Loan receivable	$22,255	$—

The Company analyzed whether any of the above customers are a variable interest entity (a “VIE”) in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. Based on the Company’s analysis, the Company has determined that Greenstone Holdings is a VIE. As of December 31, 2021, two of the Company’s employees own approximately 36.6% of the equity of Greenstone Holdings, however, since the Company is not the primary beneficiary of Greenstone Holdings, the Company is not required to consolidate Greenstone Holdings.

Note 7 — Accounts Receivable

Accounts Receivable consisted of the following as of December 31, 2021 and December 31, 2020:

(Dollar Amounts in Thousands)	December 31, 2021	December 31, 2020
Accounts receivable, gross	$8,637	$4,068
Less allowance for doubtful accounts	(1,415)	(54)
Accounts receivable, net	$7,222	$4,014

NEIA, a related party, accounted for $3.5 million and $1.7 million of accounts receivable, net as of December 31, 2021 and December 31, 2020, respectively.

The changes in the allowance for doubtful accounts consisted of the following:

	Fiscal Year
(Dollar Amounts in Thousands)	2021	2020
Balance as of the beginning of the year	$54	$—
Provision for doubtful accounts	1,187	54
Other adjustments	174	—
Balance as of the end of the year	$1,415	$54

Bad debt expense was $1.2 million and $54 thousand, for the year ended December 31, 2021 and 2020, respectively.

Note 8 — Inventory

Inventories are stated at the lower of cost or net realizable value with cost principally determined by the weighted average cost method on a first in first out basis. Such costs include the acquisition cost for raw materials and operating supplies. The Company’s standard payment terms with suppliers may require making payments in advance of delivery of the Company’s products. The prepaid inventory is short-term, non-bearing interest that is applied to the purchase of products once it is delivered. The Company reserves for slow-moving inventory and inventory that is being evaluated under the Company’s quality control process. The reserves are based upon management’s expected method of disposition.

Inventory consisted of the following as of December 31, 2021 and December 31, 2020:

(Dollar Amounts in Thousands)	December 31, 2021	December 31, 2020
Raw materials	$6,393	$4,337
Prepaid inventory	2,237	833
Finished goods	12,810	—
Gross inventory	21,440	5,170
Inventory reserves	(942)	—
Total inventory, net	$20,498	$5,170

Inventory Reserves

The Company establishes inventory reserves for obsolete, slow moving and defective items. Inventory reserves for obsolete, slow moving or defective items are calculated as the difference between the cost of inventory and its estimated net realizable value. Changes in inventory reserve are as follows:

(Dollar Amounts in Thousands)	December 31, 2021	December 31, 2020
Inventory reserves – beginning of the year	$—	$—
Increase in inventory reserves	942	—
Inventory write-offs	—	—
Inventory reserves – end of year	$942	$—

Note 9 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2021 and December 31, 2020:

(Dollar Amounts in Thousands)	December 31, 2021	December 31, 2020
Prepaid insurance	$492	$—
Prepaid software	173	48
Prepaid expenses, other	541	148
Deferred costs	353	—
Other note receivables (1)	807	—
Other receivables, other	86	168
Prepaid expenses and other current assets	$2,452	$364

(1)	Other note receivables relates to the current portion of one of our TTK Solutions loan receivable balances.

Note 10 — Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2021 and December 31, 2020:

(Dollar Amounts in Thousands)	December 31, 2021	December 31, 2020
Computer and office equipment	$473	$128
Furniture and fixtures	385	16
Leasehold improvements	841	10
Machinery and equipment	898	868
Software	174	—
Vehicles	143	62
Research and development laboratory equipment	163	—
Leased equipment at customer	619	—
Trade show assets	80	—
Total property and equipment, gross	3,776	1,084
Accumulated depreciation	(780)	(211)
Construction in progress	3,236	—
Property and equipment, net	$6,232	$873

Depreciation expense for the years ended December 31, 2021 and 2020 was $655 thousand and $188 thousand, respectively. During the year ended December 31, 2021, the Company retired $119 thousand of fixed assets, with an accompanying accumulated depreciation of $84 thousand, resulting in a loss on disposal of $36 thousand.

Note 11 — Intangible Assets and Goodwill

Intangible assets are initially recorded at fair value and tested periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment. The Company performs an impairment test of goodwill during the fourth quarter of each year or sooner if indicators of potential impairment arise. There were no such indicators in the years ended December 31, 2021 and December 31, 2020.

Intangible assets were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
(Dollar Amounts in Thousands)	January 1, 2021	Additions and retirements, net	December 31, 2021	January 1, 2021	Expense and retirements, net	December 31, 2021	January 1, 2021	December 31, 2021
Trade names	$930	$1,488	$2,418	$(88)	$(139)	$(227)	$842	$2,191
Customer Relationships	850	5,326	6,176	(89)	(213)	(302)	761	5,874
Acquired developed Technology	—	4,911	4,911	—	(191)	(191)	—	4,720
Non-compete	—	1,202	1,202	—	(60)	(60)	—	1,142
Capitalized website costs	139	106	245	(48)	(52)	(100)	91	145
Total	$1,919	$13,033	$14,952	$(225)	$(655)	$(880)	$1,694	$14,072

Amortization expenses recorded in selling, general and administrative in the consolidated statements of operations were $655 thousand and $218 thousand for the years ended December 31, 2021 and 2020, respectively.

Estimated future amortization expense on finite-lived intangible assets is as follows:

Years Ending December 31 (Dollar Amounts in Thousands),	Amount
2022	$2,444
2023	2,409
2024	2,401
2025	2,375
2026	2,124
2027 and thereafter	2,319
Total	$14,072

The changes in goodwill are as follows:

(Dollar Amounts in Thousands)	December 31, 2021	December 31, 2020
Balance, beginning of period	$632	$—
Goodwill additions	49,458	632
Balance, end of period	$50,090	$632

There was no goodwill impairment identified for the years ended December 31, 2021 and December 31, 2020, respectively.

Note 12 — Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following as of December 31, 2021 and December 31, 2020:

(Dollar Amounts in Thousands)	December 31, 2021	December 31, 2020
Accrued acquisition liability (1)	$9,198	$—
Sales tax payable (2)	5,290	—
Accrued construction costs	8,803	4,468
Compensation related fees	3,491	225
Accrued professional fees	1,104	1,135
Accrued warranty expenses	398	—
Accrued consulting fees	75	97
Accrued inventory purchases	201	164
Financing lease liabilities	156	148
Accrued non-income taxes	48	—
Other current liabilities	—	313
Total accrued expenses and other current liabilities	$28,764	$6,550

(1)	Accrued acquisition liabilities includes both the contingent consideration and the value of held back stock associated with the 2021 acquisitions of Precision and Cascade and PurePressure.
(2)

Sales tax payable primarily represents identified sales and use tax liabilities arising from our acquisition of Precision and Cascade. These amounts are included as part of our initial purchase price allocations and are the subject matter of an indemnification claim under the Precision and Cascade acquisition agreement.

Note 13 — Business Combination

Acquisition of Precision and Cascade

On September 29, 2021 (the “Execution Date”), the Company entered into a Plan of Merger and Equity Purchase Agreement, as amended by an amendment dated as of October 1, 2021 (as amended, the “Purchase Agreement”), with Sinclair Scientific, LLC, a Delaware limited liability company (“Sinclair”), Mass2Media, LLC, d/b/a PX2 Holdings, LLC, d/b/a Precision Extraction Solutions, a Michigan limited liability company (“Precision”); and each of the equity holders of Sinclair named therein (collectively, the “Sinclair Members”). On October 1, 2021, the Company consummated the transactions contemplated by the Purchase Agreement.

Subject to the terms and conditions set forth in the Purchase Agreement, (1) Sinclair transferred, to the Company, and the Company purchased (the “Interest Purchase”) from Sinclair, 100% of the equity interests of Cascade Sciences, LLC, a Delaware limited liability company (“Cascade”), such that immediately after the consummation of such Interest Purchase, Cascade became a wholly owned subsidiary of the Company, and (2) Precision merged (the “Merger”) with and into a newly-formed wholly owned subsidiary of the Company, Precision Extraction NewCo, LLC.

The aggregate consideration for the Interest Purchase and the Merger consisted of: (a) the sum of $30 million, plus consideration payable to holders of outstanding Sinclair equity awards, subject to certain adjustments for working capital, cash and indebtedness, payable in connection with the Interest Purchase; (b) the number of shares of the Company’s common stock, subject to adjustment, equal to the quotient of (i) $20.0 million divided by (ii) the volume-weighted average price per share of the Company’s common stock on The Nasdaq Capital Market for the 30 consecutive trading days ending on the Execution Date (the “VWAP Price”), issuable in connection with the Merger; and (c) the True-Up Buyer Shares, if any (as defined below), issuable in connection with the Merger.

The Purchase Agreement includes customary post-closing adjustments, representations and warranties and covenants of the parties. The Sinclair Members may become entitled to additional shares of the Company’s common stock (the “True-Up Buyer Shares”) and cash (together with the True-Up Buyer Shares, the “Aggregate True-Up Payment) based on the eligible net revenues (as defined in the Purchase Agreement) achieved by the Cascade and Precision businesses during the fiscal year ending December 31, 2021. However, in no event shall the aggregate purchase price paid by the Company pursuant to the terms of the Purchase Agreement, taking into account any Aggregate True-Up Payment in favor of the Sinclair Members, exceed $65.0 million.

Transaction and related costs, consisting primarily of professional fees, directly related to the acquisition, totaled $4.0 million for the year ended December 31, 2021. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocation for the business combination has been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement period (up to one year from the acquisition date). Fair values still under review as of December 31, 2021 include values assigned to identifiable intangible assets and goodwill.

The following table sets forth the components and the allocation of the purchase price for the business combination:

(Dollar Amounts in Thousands)
Purchase price consideration:
Cash paid to Sinclair Members at close	$23,000
Cash contributed to escrow accounts at close	7,000
Cash paid for excess net working capital	1,430
Stock issued at close	14,535
Fair value of contingent consideration to be achieved	3,953
Fair value of total consideration transferred	49,918
Total purchase price, net of cash acquired	$48,630

Fair value allocation of purchase price:
Cash and cash equivalents	$1,288
Accounts receivable	897
Inventory	6,761
Prepaid and other assets	1,736
Property and equipment, net	970
Operating lease right of use assets	730
Capitalized web costs, net	2
Accounts payable and accrued expenses	(9,196)
Deferred revenue	(5,419)
Long-term debt	(1,961)
Operating lease liabilities, current	(392)
Operating lease liabilities, noncurrent	(362)
Acquired intangible assets	9,889
Goodwill	44,975
Total purchase price	$49,918

Identified intangible assets consist of trade names, technology, non-compete agreements, and customer relationships. The fair value of intangible assets and the determination of their respective useful lives were made in accordance with ASC 805 and are outlined in the table below:

(Dollar Amounts in Thousands)	Asset Value	Useful Life
Identified intangible assets:
Trade names	$1,260	6 to 7 years
Acquired developed technology	3,818	5 years
Non-compete agreements	1,202	5 years
Customer relationships	3,609	7 to 8 years
Total identified intangible assets	$9,889

The Company’s initial fair value estimates related to the various identified intangible assets were determined under various valuation approaches including the Income Approach, Relief-from-Royalty Method, and Discounted Cash Flow Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate.

The Company amortizes its intangible assets assuming no residual value over periods in which the economic benefit of these assets is consumed.

The amount of revenue of Precision and Cascade included in the consolidated statement of operations from the acquisition date of October 1, 2021 to December 31, 2021 was $12.3 million.

The following pro forma financial information summarizes the combined results of operations for the Company, Precision and Cascade, as though the acquisition of Precision and Cascade occurred on January 1, 2020.

The unaudited pro forma financial information was as follows:

	Year ended December 31,
(Dollar Amounts in Thousands)	2021	2020
Revenue, net	$90,821	$52,723
Net loss before non-controlling interest	(35,783)	(25,571)
Income (loss) attributable to non-controlling interest	140	(22)
Net loss	$(35,923)	$(25,549)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of Precision and Cascade to reflect the business combination accounting effects resulting from these acquisitions, including acquisition costs and the amortization expense from acquired intangible assets as though the acquisition occurred on January 1, 2020. The historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination.

The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2020.

Acquisition of PurePressure

On December 31, 2021, the Company entered into a Membership Interest Purchase Agreement (the “Pure Purchase Agreement”) with PurePressure, LLC, a Colorado Limited liability company (“PurePressure”) and the members of PurePressure (collectively, the “Members”), Benjamin Britton as the Member Representative thereunder, and each of the Members. Concurrently with the execution of the Pure Purchase Agreement, the Company consummated the acquisition of all the outstanding equity interests of PurePressure, such that immediately after the consummation of such purchase, PurePressure became a wholly owned subsidiary of the Company (the “Acquisition”).

The aggregate consideration for the Acquisition consisted of: (a) $4.0 million in cash, subject to certain adjustments for working capital, cash and indebtedness of PurePressure at closing; (b) 329,179 shares of the Company’s common stock (the “Buyer Shares”); and (c) the Earn-out Consideration (as defined below), to the extent earned.

The Company withheld 88,878 of the Buyer Shares issuable to certain Members (the “Holdback Buyer Shares”) for the purpose of securing any post-closing adjustment owed to the Company and any claim for indemnification or payment of damages to which the Company may be entitled under the Pure Purchase Agreement. The Holdback Buyer Shares shall be released following the twelve (12) month anniversary of the Closing Date in accordance with and subject to the conditions of the Pure Purchase Agreement.

The Pure Purchase Agreement includes customary post-closing adjustments, representations and warranties and covenants of the parties. The Members may become entitled to additional consideration with a value of up to $3.0 million based on the eligible net revenues achieved by the PurePressure business during the fiscal years ending December 31, 2022 and December 31, 2023, of which 40% will be payable in cash and the remaining 60% will be payable by issuing shares of the Company’s common stock (collectively, the “Earn-out Consideration”).

The purchase price allocation for the business combination has been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement period (up to one year from the acquisition date). Fair values still under review as of December 31, 2021 include values assigned to identifiable intangible assets and goodwill.

The following table sets forth the components and the allocation of the purchase price for the business combination:

(Dollar Amounts in Thousands)
Purchase price consideration:
Estimated closing proceeds	$3,613
Indebtedness paid	320
Transaction expenses	115
Closing buyer shares	2,211
Holdback buyer shares	654
Earn-out consideration	707
Estimated working capital adjustments	330
Fair value of total consideration transferred	7,950
Total purchase price, net of cash acquired	$7,647

Fair value allocation of purchase price:
Cash and cash equivalents	$303
Accounts receivable, net	48
Inventory	1,537
Property and equipment, net	219
Right of use assets, net	191
Prepaid expenses and other receivables	61
Other non-current assets	16
Accounts payable and accrued expenses	(706)
Deferred revenue	(762)
Operating lease liabilities, current	(117)
Operating lease liabilities, noncurrent	(74)
Finance lease liabilities, current	(4)
Finance lease liabilities, noncurrent	(10)
Notes payable, current	(260)
Notes payable, noncurrent	(12)
Acquired intangible assets	3,037
Goodwill	4,483
Total purchase price	$7,950

Identified intangible assets consist of trade names, technology, and customer relationships. The fair value of intangible assets and the determination of their respective useful lives were made in accordance with ASC 805 and are outlined in the table below:

(Dollar Amounts in Thousands)	Asset Value	Useful Life
Identified intangible assets:
Trade name	$227	5 years
Acquired developed technology	1,093	8 years
Customer relationships	1,717	5 years
Total identified intangible assets	$3,037

Subject to certain customary limitations, (i) the Members will indemnify the Company and its affiliates, officers, directors and other agents against certain losses related to, among other things, breaches of the Members’ and PurePressure’s representations and warranties, indebtedness, transaction expenses, pre-closing taxes and the failure to perform covenants or obligations under the Pure Purchase Agreement, and (ii) the Company will indemnify the Members and their respective affiliates, officers, directors and other agents against certain losses related to, among other things, breaches of the Company’s representations and warranties and the failure to perform covenants or obligations under the Pure Purchase Agreement.

Acquisition of TriGrow

On January 22, 2020, the Company completed the acquisition of all outstanding shares of TriGrow. TriGrow is an integrator and distributor of the Company’s premium indoor grow solutions for the indoor controlled agriculture marketplace. As part of the acquisition, the Company received TriGrow’s 75% interest in Agrify Brands, LLC (formerly TriGrow Brands, LLC), a licensor and marketing supporter of established portfolio of consumer brands that utilize the Company’s growing technology. In consideration of TriGrow’s shares, the Company issued to TriGrow’s shareholders 595,552 shares of Agrify common stock. In addition, the closing conditions included the assumption of TriGrow’s outstanding obligation to invest $1.1 million (the “Funding Amount”) in a form of a so called “profit interest” investment in CCI Finance, LLC (“CCI”). The Company satisfied this obligation and made payment of the Funding Amount on January 24, 2020 pursuant to a Profits Interest Agreement with CCI. Under the Profits Interest Agreement, in return for the Company’s investment of the Funding Amount, CCI is obligated to share with the Company 28.5% of the net revenue generated from its equipment lease agreement with its customer, payable at least annually by CCI to the Company. The revenue sharing percentage is reduced from 28.5% to 20% once the Company has received payments equaling an 18% Internal Rate of Return on the Funding Amount (the “Preferred Return”) prior to the fifth anniversary of the agreement. The revenue sharing terminates upon the later of five years, or the Company’s attainment of the Preferred Return. To date, no revenue has been generated and shared with the Company under this agreement.

As part of the acquisition of TriGrow, the Company made available 121,539 shares of its common stock for issuance to certain executives of TriGrow upon TriGrow’s and/or the Company’s receipt of $10.0 million of accumulative purchase orders for TriGrow and/or the Company’s equipment, products, and services, for the period from November 21, 2019 through June 30, 2020 as a result of the efforts of the TriGrow executives. Such common stock of the Company is to be distributed by the Company to certain executives of the surviving corporation responsible for achievement of such milestone, in the Company’s sole discretion. The Company concluded the earn-out, if materialized, will be considered as post combination services. Additionally, the Company concluded that the value associated with the earn-out to be de minimis. No earn-out was ever earned.

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

Transaction and related costs, consisting primarily of professional fees, directly related to the acquisition, totaled $45 thousand for the year ended December 31, 2020. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The following table sets forth the components and the allocation of the purchase price for the business combination:

(Dollar Amounts in Thousands)
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

Trade names and Customer relationships were assigned estimated useful lives of ten years and nine years, respectively, the weighted average of which is approximately 9.5 years.

The amount of revenue of TriGrow included in the Company’s consolidated statement of operations from the acquisition date of January 22, 2020 to December 31, 2020 was $4.0 million.

Acquisition of Harbor Mountain Holdings, LLC

In July 2020, the Company acquired all the outstanding equity interests of HMH, located in the Atlanta, GA area, that has been producing and assembling many of the Company’s products. As part of the acquisition, the Company waived net receivable owed amounting to $214 thousand and assumed lease liabilities for existing equipment and premises. On September 20, 2021, the Company issued an aggregate of 8,000 shares of common stock to an executive of HMH for achieving certain milestones from the acquisition date through March 31, 2021. The common shares were valued at $176 thousand based on the Company’s Stock Price at closing September 20, 2021. The value of the shares is included in research and development in the condensed consolidated statements of operations.

The purchase price for this business combination was allocated by management to the tangible and intangible assets acquired and liabilities assumed based on their book value which estimated their fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

Transaction and related costs, consisting primarily of professional fees, directly related to the acquisition, totaled $35 thousand for the year ended December 31, 2020. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The following table sets forth the components and the allocation of the purchase price for the business combination:

(Dollar Amounts in Thousands)
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

The following pro forma financial information summarizes the combined results of operations for us, TriGrow and HMH, as though the acquisition of TriGrow and HMH occurred on January 1, 2020.

The unaudited pro forma financial information was as follows:

Year ended December 31,
(Dollar Amounts in Thousands)	2020
Revenue, net	$12,121
Net loss before non-controlling interest	$(22,743)
Loss attributable to non-controlling interest	65
Net loss	$(22,678)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of TriGrow and HMH to reflect the business combination accounting effects resulting from these acquisitions, including acquisition costs and the amortization expense from acquired intangible assets as though the acquisition occurred on January 1, 2020. The historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination.

The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2020.

Note 14 — Debt

Paycheck Protection Program Loans under the Coronavirus Aid, Relief, and Economic Security Act

In May and July 2020, the Company entered into two separate PPP Loans with Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act administered by the U.S. Small Business Administration (“SBA”).

The Company received total proceeds of approximately $779 thousand and $44 thousand from the unsecured PPP Loans, which are scheduled to mature on May 7, 2022 and July 27, 2025, respectively. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. In September 2021, the PPP Loan in the amount of $44 thousand was 100% forgiven by the SBA. As a result, the Company recorded a gain of $45 thousand on the forgiveness on the loan and the associated accrued interest. The Company’s submission to have the remaining $779 thousand PPP Loan forgiven is currently being reviewed by the SBA. If the remaining principal amount from the $779 thousand PPP Loan is not forgiven in full, the Company would be obligated to repay any principal amount not forgiven and interest accrued thereon.

PurePressure SBA Debt

As part of the acquisition of PurePressure, $159 thousand of debt remained outstanding from SBA loan as of December 31, 2021. This debt has subsequently been paid as a part of the PurePressure acquisition.

.

Note 15 — Convertible Promissory Notes

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

During the year ended December 31, 2020, the Company recognized an aggregate loss on extinguishment of $5.6 million for the difference between the net carrying amount of the extinguished debt of $10.0 million (inclusive of $11.8 million of principal, $4.2 million of debt discount and $2.4 million of derivative liabilities) and the reacquisition price of the debt in the same aggregate principal amount of $11.8 million, plus the fair value of the new notes’ conversion features of an aggregate of $3.9 million.

During the year ended December 31, 2021, the Company recognized a gain on extinguishment of $2.7 million in connection with the derecognition of the net carrying amount of the extinguished debt of $19.7 million (inclusive of $13.1 million of principal, $7.1 million of derivative liabilities, less $587 thousand of debt discount) and the recognition of the $17.0 million fair value of the new convertible notes (including the same principal amount of $13.1 million plus the $3.9 million fair value of the beneficial conversion feature).

On February 1, 2021, in conjunction with the closing of the Company’s IPO, the Notes in the aggregate principal amount of $13.1 million were converted into 1,697,075 shares of common stock at the election of the Company at a conversion price of $7.72 per share.

 Note 16 — Derivative Liabilities

During the year ended December 31, 2020, the Company recorded Level 3 derivative liabilities that were measured at fair value at issuance in the aggregate amount of $2.8 million related to the variable-share settlement features of certain convertible notes payable. During the year ended December 31, 2020, the Company modified the conversion terms of certain notes which resulted in the recognition of an additional $1.4 million of Level 3 derivative liabilities, with a corresponding debit to loss on extinguishment. See Note 15 — Convertible Promissory Notes included elsewhere in the notes to the consolidated financial statements.

On December 31, 2020, the Company recomputed the fair value of the variable-share settlement features recorded as derivative liabilities to be $7.1 million. The Company recorded a loss of $2.9 million on the change in fair value of these derivative liabilities during the year ended December 31, 2020. The variable-share settlement features were valued using a combination of a discounted cash flow and a Black-Scholes valuation technique. At issuance, the significant unobservable inputs used in the discounted cash flow were a discount rate of approximately 20% and a probability of a Public Transaction occurring of 56%. The Black-Scholes assumptions were as follows:

Volatility	40%
Risk-free interest rate	0.09% – 0.16%
Dividend yield	0.00%
Expected term (years)	0.75 – 1.75
Forfeiture rate	0.00%

As of December 31, 2020, the significant unobservable inputs used in the discounted cash flow were a discount rate of approximately 20% and a probability of a Public Transaction occurring of 90%. The Black-Scholes assumptions were as follows:

Volatility	40%
Risk-free interest rate	0.09% – 0.16%
Dividend yield	0.00%
Expected term (years)	0.66 – 1.75
Forfeiture rate	0.00%

Note 17 — Capital Structure

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

Series A Convertible Preferred Stock

Beginning in the first quarter of 2020, the Company issued an aggregate of 60,000 shares of Series A Preferred Stock, for an aggregate purchase price of $6.0 million. In May 2020, the Company completed an offering of Series A Preferred Stock with the issuance of an additional 40,000 shares of Series A Preferred Stock for an aggregate purchase price of $4.0 million.

Amendment of Conversion Formulas

On January 11, 2021, the Company’s Board of Directors approved the amendment to the conversion formula of the Series A Preferred Stock and Notes. After the amendment:

1.	the Series A Preferred Stock is convertible, at any time after issuance or immediately prior to the closing of a public transaction, into common stock in an amount of shares equal to (i) the product of the Series A Preferred Stock original price plus accrued but unpaid dividends on the shares being converted, multiplied by the number of shares of Series A Preferred Stock being converted, divided by (ii) a conversion price of $7.72 per share (after the reverse split taking effect); and

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

On January 11, 2021, the Company’s shareholders approved the amendment to the Series A Preferred Stock.

Initial Public Offering

On February 1, 2021, the Company completed an initial public offering (“IPO”) for the sale of 5,400,000 shares of common stock at a price of $10.00 per share. The Company also granted the underwriters: (a) a 45-day option to purchase up to 810,000 additional shares of common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO, and (b) warrants to purchase 162,000 shares of common stock (equal to 3% of the aggregate number of shares of common stock issued in the IPO) at an exercise price of $12.50 per share (which is equal to 125% of the IPO price). Subsequently, the underwriters exercised the over-allotment option, and on February 4, 2021, the Company closed on the sale of an additional 810,000 shares of common stock for a price of $10.00 per share and granted to the underwriters warrants to purchase 24,300 additional shares of common stock (equal to 3% of the amount of shares issued as part of the exercised of the over-allotment option) at an exercise price of $12.50 per share. The exercise of the over-allotment option brought the total number of shares of common stock sold by the Company in connection with the IPO to 6,210,000 shares and the total net proceeds received in connection with the IPO to approximately $57.0 million, after deducting underwriting discounts and estimated offering expenses.

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

Underwriter Termination

On September 14, 2021, the Company entered into a letter agreement and waiver (the “Letter Agreement”), to amend the terms of its underwriting agreement with the representative of the underwriters in the IPO. Pursuant to the Letter Agreement, the representative agreed to waive the right of first refusal included in the underwriting agreement in consideration of (i) a cash payment to the representative of $2.4 million and (ii) the right to participate as a co-manager with ten percent (10%) of the economics with respect to the Company’s next public offering of securities, payable in cash upon the closing of such offering.

Stock Subscriptions Receivable

The outstanding balance of the stock subscription was paid in January 2020.

Issuance of Common Stock in Connection with Acquisitions

On September 20, 2021, as part of the acquisition of HMH, the Company issued an aggregate of 8,000 shares of common stock to an executive of HMH for achieving certain milestones from the acquisition date through March 31, 2021. The common shares were valued at $176 thousand based on the Company’s closing stock price on September 20, 2021. The value of the shares is included in research and development in the condensed consolidated statements of operations. Refer to Note 13 – Business Combinations included elsewhere in the notes to the consolidated financial statements.

On October 1, 2021, the Company issued an aggregate of 666,403 shares of its common stock to the Precision and Cascade shareholders in connection with the Company’s acquisition of Precision and Cascade. Refer to Note 13 – Business Combinations included elsewhere in the notes to the consolidated financial statements.

On December 31, 2021, the Company issued an aggregate of 240,301 shares of its common stock to the PurePressure shareholders in connection with the Company’s acquisition of PurePressure. Refer to Note 13 – Business Combinations included elsewhere in the notes to the consolidated financial statements.

Stock Option Plan

On September 4, 2019, the Company adopted and approved the 2019 Stock Option Plan (the “2019 Plan”) which provided for the issuance of 1,743,744 shares of its common stock. On August 10, 2020 and October 8, 2020, the Company’s board of directors and stockholders, respectively, approved an increase to the maximum number of shares of common stock authorized for issuance over the term of the 2019 Plan from 1,743,744 shares to 3,355,083 shares. As of December 31, 2021, there are no shares available to be granted under the 2019 Plan. Prior to the consummation of the Company’s IPO, the Company cancelled the 2019 Plan and converted the outstanding stock options to the 2020 Plan, as more fully described below. Under the 2019 Plan, the standard vesting schedule provided that 25% of the options vest 12 months following issuance and the balance vests in 36 equal monthly installments thereafter. However, the Company’s board of directors was permitted to provide for alternative or accelerated vesting schedules in approving each stock option grant. In many cases, the Company’s Board of Directors included an accelerated vesting schedule under which 50% of the stock options granted vest immediately prior to a change of control transaction or the Company’s first underwritten public offering.

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

Stock-based Compensation

The Company’s stock option compensation expense was $5.6 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively, and there was $3.7 million of total unrecognized compensation cost related to unvested options granted under the Company’s options plans as of December 31, 2021. This stock option expense will be recognized through 2025.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life, and expected volatility in the market value of the underlying common stock.

The following table summarizes the Company’s assumptions used in the valuation of options granted during the year ended December 31, 2021:

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

Stock Option Activity

As of December 31, 2021, there were 311,823 shares available to be granted under the Company’s 2020 Plan.

The following table presents option activity under the Company’s stock option plans for the years ended December 31, 2020 and 2021:

(Dollar Amounts, Excluding Exercise Price, in Thousands)	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	493,102	$3.16	$—
Granted	3,433,941	3.49
Exercised	—	—
Forfeited/Expired/Cancelled	(793,934)	3.20
Options outstanding at December 31, 2020	3,133,109	$3.51	$—
Granted	1,520,017	12.13
Exercised	(657,620)	3.23
Forfeited/Expired/Cancelled	(431,217)	3.98
Options outstanding at December 31, 2021	3,564,289	$7.18	$12,527

Options vested and exercisable as of December 31, 2021	1,841,558	$5.20
Options vested and expected to vest as of December 31, 2021	3,340,131	$7.04

The following table summarizes information about options vested and exercisable at December 31, 2021:

	Options Vested and Exercisable
Price ($)	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$2.28	790,497	8.39	$2.28
$4.86	755,402	8.81	$4.86
$13.84-$14.49	295,659	9.14	$13.86

The following table summarizes information about options expected to vest after December 31, 2021:

	Options Vested to Expected to Vest
Price ($)	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$2.28	1,023,122	8.39	$2.28
$4.86	1,084,119	8.82	$4.86
$7.68-$9.20	234,070	9.35	$7.96
$13.84-$18.61	998,820	9.16	$14.05

Warrants

As of December 31, 2021, warrants to purchase 271,844 shares of common stock were outstanding. The following table presents the Company’s warrant activity for the years ended December 31, 2021 and 2020:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2019	—	$—
Granted	828,171	0.02
Exercised	—	—
Warrants outstanding at December 31, 2020	828,171	$0.02
Granted	377,968	0.02
Exercised	(934,295)	0.02
Warrants outstanding at December 31, 2021	271,844	$0.02

The Company received proceeds from the exercise of warrants of $8 thousand during the year ended December 31, 2021. No warrants were exercised during the year ended December 31, 2020.

Subsequent to December 31, 2021, the Company completed a private placement of our common stock and entered into a securities purchase agreement. Both of these arrangements include warrant issuance provisions. On January 25, 2022, the Company issued a total of 4,586,389 warrants in connection with the private placement entered into with an institutional investor and other accredited investors. The warrant issuance included 1,570,644 pre-funded warrants, with an exercise price of $0.001, and 3,015,745 warrants with exercise prices ranging between $6.80 and $6.90. On March 23, 2022, the Company issued a total of 6,881,108 warrants in connection with its entrance into a securities purchase agreement with an accredited investor. The warrants issued have an exercise price of $6.75. Refer to Note 23 – Subsequent Events included elsewhere in the notes to the consolidated financial statements.

Note 18 — Employee Benefit Plan

The Company maintains an employee’s savings and retirement plan under Section 401(k) of the Internal Revenue Code (the “401k Plan”). All full-time U.S. employees become eligible to participate in the 401k Plan. The Company’s contribution to the 401k Plan is discretionary. During the years ended December 31, 2021 and 2020, the Company did not contribute to the 401k Plan.

Note 19 — Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into law. U.S. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of the annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes to the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the COVID-19 pandemic. The Company evaluated the impact of the CARES Act and determined that its adoption did not have a material impact to the income tax provision for the years ended December 31, 2021 or December 31, 2020, respectively.

For the period ended December 31, 2021, the Company recorded a tax provision of approximately $25 thousand, comprised of its change in deferred tax liability during the year related to its indefinite lived intangible asset balance. The indefinite lived intangibles are not all available as a source of income and thus are not fully available to offset the Company’s deferred tax assets. As of December 31, 2021, the Company has federal and state net operating loss carryforwards of approximately $52.2 million and $28.9 million, respectively. The Company has not yet filed its federal and state tax returns for 2018, 2019, or 2020. The net operating loss carryforwards for United States income taxes may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on its net operating loss carryforward deferred tax assets to reduce the assets to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
US Federal statutory tax rate	21.00%	21.00%
State taxes	3.8%	3.0%
Permanent differences and other	0.1%	0.0%
Debt extinguishment	1.7%	(5.5)%
Derivative liabilities	0.0%	(2.8)%
Debt discount	0.0%	(6.3)%
Prior period adjustments to opening deferred tax	2.2%	0.0%
Stock-based compensation	(2.4)%	0.0%
Change in valuation allowance	(26.4)%	(9.4)%
	0.00%	0.00%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2021 and 2020 are summarized as follows:

	December 31,
(Dollar Amounts in Thousands)	2021	2020
Net operating loss carryforward	$12,565	$4,324
Accruals, reserves, and other	2,529	—
Stock-based compensation	491	—
Research and development tax credit carryforward	571	—
Lease liability	333	—
Total deferred tax assets	16,489	4,324
Valuation allowance	(13,852)	(3,077)
Net deferred tax assets	$2,637	$1,247
Fixed assets	(144)	(24)
Intangible assets	(1,888)	26
Debt discount	—	(1,249)
Right of use asset	(323)	—
Deferred commissions	(307)	—
Total deferred tax liabilities	$(2,662)	$—
Net deferred tax liabilities	$(25)	$—

The Company recognizes federal and state deferred tax assets or liabilities based on the Company’s estimate of future tax effects attributable to temporary differences and carryovers. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. As of December 31, 2021, as a result of a three-year cumulative loss and recent events, the Company concluded that a full valuation allowance was necessary to offset its deferred tax assets. The Company also has indefinite lived intangibles and goodwill which generate a deferred tax liability that is not available to fully offset its deferred tax assets due to uncertainty as to when the deferred tax liability will reverse as a source of taxable income. As a result, the Company is in a net deferred tax liability position as of December 31, 2021. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The Company will continue to evaluate its deferred tax balances to determine any assets that are more likely than not to be realized.

As of December 31, 2021, the Company had federal and state income tax net operating loss carryovers $52.2 million and $28.9 million, respectively. Of the federal balance, approximately $675 thousand will expire if not utilized by 2037 and $51.5 million carry forward indefinitely but are only available to offset 80% of taxable income per year. As of December 31, 2021, the Company also had federal research credits of approximately $571 thousand that will expire if not utilized by 2041. The utilization of the Company’s net operating loss carryforwards and research tax credit carryovers could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not conducted an analysis of an ownership change under section 382. To the extent that a study is completed, and an ownership change is deemed to occur, the Company’s net operating losses and tax credits could be limited.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2016 through 2021 corporate income tax returns are subject to Internal Revenue Service examination. In addition, to the extent that tax attributes are utilized in future years to offset taxable income or income taxes, the IRS and state taxing authorities have the ability to examine the years in which those attributes were generated and adjust the attributes.

Note 20 — Net Loss Per Share

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

The components of basic and diluted net loss per share were as follows:

	Year ended December 31,
(Dollar Amounts, Excluding Per Share Amounts, in Thousands)	2021	2020
Numerator:
Net loss attributable to Agrify Corporation	$(32,465)	$(21,617)
Accrued dividend attributable to Preferred A Stockholders	(61)	(583)
Net loss available for common shareholders	$(32,526)	$(22,200)
Denominator:
Weighted-average common shares outstanding – basic and diluted	19,090,932	4,175,867
Net loss per share attributable to common stockholders – basic and diluted	$(1.69)	$(5.32)

As of December 31, 2021 and 2020, the Company excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion in the respective years shown below:

	Year ended December 31,
	2021	2020
Options outstanding	3,564,289	3,133,109
Warrants outstanding	271,844	828,173
	3,836,133	3,961,282

Note 21 — Commitments and Contingencies

Leases

The determination if any arrangement contained a lease at its inception was done based on whether or not the Company has the right to control the asset during the contract period. The lease term was determined assuming the exercise of options that were reasonably certain to occur. Leases with a lease term of 12 months or less at inception were not reflected in the Company’s balance sheet and those lease costs are expensed on a straight-line basis over the respective term. Leases with a term greater than 12 months were reflected as non-current right-of-use assets and current and non-current lease liabilities in the Company’s consolidated balance sheets.

As the implicit interest rate in its leases was generally not known, the Company’s used its incremental borrowing rate as the discount rate for purposes of determining the present value of its lease liabilities. At December 31, 2021, the Company’s weighted average discount rate utilized for its leases was 7.16%.

When a contract contained lease and non-lease elements, both were accounted as a single lease component.

The Company had several non-cancellable finance leases for machinery and equipment. The Company’s finance leases have remaining lease terms of one year to five years.

The Company had several non-cancellable operating leases for corporate offices, warehouses, showrooms, research and development facilities and vehicles. The Company’s leases have remaining lease terms of one year to five years, some of which include options to extend. Some leases include payment for common area maintenance associated with the property.

Additional information of the Company’s lease activity, for the years ended December 31, 2021 and 2020, is as follows:

(Dollar Amounts in Thousands)	December 31, 2021	December 31, 2020
Operating lease cost	$396	$—
Finance lease cost:
Amortization of right-of-use assets	179	75
Interest on lease liabilities	42	22
Short-term lease cost	—	240
Total lease cost	$617	$337

Weighted-average remaining lease term – finance leases	3.11 years	3.95 years
Weighted-average remaining lease term – operating leases	2.36 years	—
Weighted-average discount rate – finance leases	8.03%	8.11%
Weighted-average discount rate – operating leases	6.29%	—%

(Dollar Amounts in Thousands)	December 31, 2021	December 31, 2020

Right-of-use assets, net	$1,859	$544

Operating lease liabilities, current	814	—
Operating lease liabilities, non- current	704	—
Total operating lease liabilities	$1,518	$—

Finance lease liabilities, current	$156	$148
Finance lease liabilities, non- current	293	434
Total finance lease liabilities	$449	$582

Maturities of operating and finance lease liabilities as of December 31, 2021 are as follows:

(Dollar Amounts in Thousands)	Operating leases	Finance leases
For the year ending December 31,
2022	$833	$186
2023	471	159
2024	171	97
2025	107	51
2026	63	15
Total minimum lease payments	1,645	508
Less imputed interest	(127)	(59)
Total lease liabilities	$1,518	$449

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

Supply Agreement with Mack Molding Co.

In December 2020, the Company entered into a five-year supply agreement with Mack Molding Co. (“Mack”) pursuant to which Mack will become a key supplier of VFUs. In February 2021, the Company placed a purchase order with Mack amounting to approximately $5.2 million towards initial production of VFUs during 2021. In September 2021, the Company increased the purchase order with Mack to approximately $11.5 million towards production of VFUs during 2021 and 2022. The Company believes the supply agreement with Mack will provide the Company with increased scaling capabilities and the ability to more efficiently meet the potential future demand of its customers. The supply agreement contemplates that, following an introductory period, the Company will negotiate a minimum percentage of the VFU requirements that the Company will purchase from Mack each year based on the agreed upon pricing formula. The introductory period is not time-based but rather refers to the production of an initial number of units after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. The Company believes this approach will result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack.

Distribution Agreements with Related Parties

On September 7, 2019, the Company entered into a distribution agreement with Bluezone for distribution rights to the Bluezone products with certain exclusivity rights. The agreement requires minimum purchases amounting to $480 thousand and $600 thousand for the first and second contract anniversary years. The agreement auto renews for successive one-year periods unless earlier terminated. In March 2021, the Company notified Bluezone of non-renewal of the agreement which means it ended on May 31, 2021. The Company exceeded the minimum purchase amount for the first year and purchased approximately $309 thousand of the committed $660 thousand second year purchases through December 31, 2021. Bluezone is a related party to the Company.

On March 9, 2020, the Company entered into a distribution agreement with Enozo Technologies Inc. (“Enozo”), for an initial term of five years with auto renewal for successive one-year periods unless earlier terminated. The agreement contains the following minimum purchases to retain exclusive distributor status for one of the Company’s products: for the period from the contract date until December 31, 2021 for $375 thousand, for the year ended December 31, 2022 for $750 thousand, and for the year ended December 31, 2023 for $1.1 million, which amount may increase by 3% for the later years. The Company had $40 thousand in purchases of Enozo product for the year ended December 31, 2021, compared to $38 thousand for the year ended December 31, 2020. Enozo is a related party to the Company.

Committed Purchase Agreement with Related Parties

4D Bios, Inc.

On September 18, 2021, the Company entered into an amended purchase agreement with 4D Bios, Inc. (“4D”) to secure purchases of horticultural equipment. The original agreement required minimum purchases of between $577 dollars and $607 dollars per unit of 4D products until December 31, 2020. The amended agreement requires minimum purchases of $582 dollars per unit with a final payment of approximately $864 thousand paid to 4D. 4D is a related party to the Company.

For the year ended December 31, 2020, the Company’s purchase commitment totaled $1.9 million. The Company settled all outstanding commitments, leaving no open committed purchases as of December 31, 2021.

Greenstone Holdings

On December 29, 2021, Greenstone Holdings purchased 239 VFUs from the Company of which 60 VFUs were already in Greenstone Holdings possession under a lease agreement. Under the lease agreement, Greenstone Holdings owed Agrify a production service fee of $300 per pound of flower produced and contained an option to purchase the equipment within the lease agreement. The term of this agreement was for ten years but was terminated upon signing the purchase agreement for the 239 VFUs. The remaining 179 VFUs were shipped to Greenstone Holdings storage facility on December 30, 2021 and December 31, 2021.

Note 22 — Related Parties

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

The following table describes the net purchasing (sales) activity with entities identified as related parties to the Company:

	Year ended December 31,
(Dollar Amounts in Thousands)	2021	2020
Bluezone	$309	$694
4D Bios (1)	1,312	1,128
Enozo	40	123
Cannae Policy Group	50	—
Topline Performance Solutions	11	—
Valiant Americas, LLC.	6,048	7,085
Cannaquip	209	—
NEIA	(22,010)	(3,916)
Greenstone Holdings	(9,429)	(9)
Living Green Farm	$(58)	$—

(1)	Purchases from 4D for the year ended December 31, 2020 includes $480 thousand related to a down payment on inventory orders.

The following table summarizes net related party (payable) receivable as of December 31, 2021 and December 31, 2020:

(Dollar Amounts in Thousands)	December 31, 2021	December 31, 2020
Bluezone	$—	$7
Cannae Policy Group	(8)	—
Cannaquip	(21)	—
Greenstone Holdings	11,177	—
Living Green Farm	34	—
NEIA	3,500	1,665
Valiant Americas, LLC.	$(922)	$4,246

Note 23 — Subsequent Events

Private Placement

On January 25, 2022, the Company entered into a Securities Purchase Agreement (the “Securities Agreement”) with an institutional investor and other accredited investors for the sale by the Company of (i) 2,450,350 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 1,570,644 shares of Common Stock and (iii) warrants to purchase up to an aggregate of 3,015,745 shares of Common Stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “Warrants”), in a private placement offering. The combined purchase price for one share of Common Stock (or one Pre-Funded Warrant) and accompanying fraction of a Common Warrant was $6.80.

Subject to certain ownership limitations, the Warrants are exercisable six months from issuance. Each Pre-Funded Warrant is exercisable into one share of Common Stock at a price per share of $0.001 (as adjusted from time to time in accordance with the terms thereof). Each Common Warrant is exercisable into one share of Common Stock at a price per share of $7.48 (as adjusted from time to time in accordance with the terms thereof) and will expire on the fifth anniversary of the initial exercise date.

Raymond Chang, Chairman and Chief Executive Officer of the Company, and Stuart Wilcox, a member of the Company’s Board of Directors, participated in the private placement on the same terms as other investors except for a combined purchase price of $6.90.

The gross proceeds to the Company from the private placement were approximately $27.3 million, before deducting the placement agent’s fees and other offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants.

Acquisition of Lab Society; Purchase Consideration

On February 1, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LS Holdings Corp. (“Lab Society”), Lab Society NewCo, LLC, a newly formed wholly owned subsidiary of the Company (“Merger Sub”), Michael S. Maibach Jr. as the Owner Representative thereunder, and each of the shareholders of Lab Society (collectively, the “Owners”), pursuant to which the Company agreed to acquire Lab Society. Concurrently with the execution of the Merger Agreement, the Company consummated the merger of Lab Society with and into Merger Sub, with Merger Sub surviving such merger as a wholly owned subsidiary of the Company (the “Lab Society Acquisition”).

The aggregate consideration for the Lab Society Acquisition consisted of: (a) $4.0 million in cash, subject to certain adjustments for working capital, cash and indebtedness of Lab Society at closing; (b) 425,611 shares of the Company’s common stock (the “Buyer Shares”); and (c) the Earn-out Consideration (as defined below), to the extent earned.

The Company withheld 127,682 of the Buyer Shares issuable to the Owners (the “Holdback Lab Buyer Shares”) for the purpose of securing any post-closing adjustment owed to the Company and any claim for indemnification or payment of damages to which the Company may be entitled under the Merger Agreement. The Holdback Lab Buyer Shares shall be released following the twelve (12) month anniversary of the Closing Date in accordance with and subject to the conditions of the Merger Agreement.

The Merger Agreement includes customary post-closing adjustments, representations and warranties and covenants of the parties. The Owners may become entitled to additional consideration with a value of up to $3.5 million based on the eligible net revenues achieved by the Lab Society business during the fiscal years ending December 31, 2022 and December 31, 2023, of which 50% will be payable in cash and the remaining 50% will be payable by issuing shares of the Company’s common stock.

Securities Purchase Agreement

On March 14, 2022, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which, among other things, the Company agreed to issue and sell to the Investor, in a private placement transaction (the “Private Placement”), in exchange for the payment by the Investor of $65 million, less applicable expenses as set forth in the Securities Purchase Agreement, (i) a senior secured promissory note in an aggregate principal amount of $65 million (the “Note”), and (ii) a warrant (the “Warrant”) to purchase up to an aggregate of 6,881,108 shares of common stock of the Company, par value $0.001 per share (“Common Stock”).

The Note will be a senior secured obligation of the Company and ranks senior to all indebtedness of the Company. The Company will be required to make amortization payments equal to 4.0% of the original principal amount of the Note on the first day of each calendar month starting on February 1, 2023 and extending through the maturity date of March 1, 2026 (the “Maturity Date”), at which time all remaining outstanding principal and accrued but unpaid interest will be due. The Note will have a stated interest rate of 6.75% per annum, and the Company will be required to pay interest on March 1, June 1, September 1 and December 1 of each calendar year through and including the Maturity Date. Following the one-year anniversary of the Note’s issuance, the Company may, in lieu of paying interest in cash, pay such interest in kind, in which case interest on the Note will be calculated at the rate of 8.75% per annum and will be added to the principal amount of the Note.

At any time following the one-year anniversary of the Note’s issuance, the Company may prepay all (but not less than all) of the Note by redemption at a price equal to 106.75% of the then-outstanding principal amount under the Note plus accrued but unpaid interest. The Investor will also have the option of requiring the Company to redeem the Note if the Company undergoes a fundamental change at a price equal to 107% of the then-outstanding principal amount under the Note plus any accrued interest thereon.

The Securities Purchase Agreement provides for up to two additional closings subject to certain conditions set forth in the Securities Purchase Agreement and on substantially the same terms as the initial closing. Each subsequent closing would result in the issuance of a senior secured note with an original principal amount of $35.0 million and warrants to purchase shares of Common Stock equal to 65% of such principal amount divided by the closing price of the Common Stock on the trading day immediately prior to such subsequent closing.

The Note will impose certain customary affirmative and negative covenants upon the Company, as well as covenants that (i) restrict the Company and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, (ii) restrict the ability of the Company and its subsidiaries from making certain investments, subject to specified exceptions, (iii) restrict the declaration of any dividends or other distributions, subject to specified exceptions, (iv) require the Company to maintain specified earnings and adjusted EBITDA targets, and (v) require the Company to maintain minimum amounts of cash on hand. If an event of default under the Note occurs, the Investor can elect to redeem the Note for cash equal to 115% of the then-outstanding principal amount of the Note (or such lesser principal amount accelerated by the Investor), plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 15% from the date of a default or event of default.

Until the date the Note is fully repaid, the Investor will, subject to certain exceptions, have the right to participate for up to 30% of any debt, preferred stock or equity-linked financing of the Company or its subsidiaries.

Each Warrant to be issued in the initial closing will have an exercise price of $6.75 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be immediately exercisable, has a term of five and one-half years from the date of issuance and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrant (the “Warrant Shares”), in which case the Warrant shall also be exercisable on a cashless exercise basis at the Investor’s election. The Securities Purchase Agreement requires the Company to file resale registration statements with respect to the Warrant Shares as soon as practicable and in any event within 45 days following the initial closing and any subsequent closings.

The Warrant will provide that in no event will the number of shares of Common Stock issued upon exercise of the Warrant result in the Investor’s beneficial ownership exceeding 4.99% of the Company’s shares outstanding at the time of exercise (which percentage may be decreased or increased by the Investor, but to no greater than 9.99%, and provided that any increase above 4.99% will not be effective until the sixty-first (61st) day after notice of such request by the Investor to increase its beneficial ownership limit has been delivered to the Company).

The Securities Purchase Agreement also contains customary representations and warranties of the Company and the Investor. There is no material relationship between the Company or its affiliates and the Investor other than in respect of the Securities Purchase Agreement, the Note and the Warrant.