Form 10-Q
period 2022-03-31
Agrify Corp
filed 2022-05-16
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2022
Common Stock, $0.001 par value	26,591,438

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$25,205	$12,014
Restricted cash	30,000	—
Marketable securities	38,211	44,550
Accounts receivable, net of allowance for doubtful accounts of $1,415 and $1,415 at March 31, 2022 and December 31, 2021, respectively	8,571	7,222
Inventory, net of reserves of $942 and $942 at March 31, 2022 and December 31, 2021, respectively	38,989	20,498
Prepaid and refundable taxes	194	—
Prepaid expenses and other current assets	6,373	2,452
Total Current Assets	147,543	86,736

Non-Current Assets
Loan receivable	34,738	22,255
Property and equipment, net	7,055	6,232
Right-of-use, net	1,554	1,479
Goodwill	54,544	50,090
Intangible assets, net	15,861	14,072
Other non-current assets	3,180	1,184
Total Assets	$264,475	$182,048

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,683	$9,151
Accrued expenses and other current liabilities	30,112	28,764
Operating lease liabilities, current	911	814
Long-term debt, current	2,970	1,089
Deferred revenue	4,182	3,772
Total Current Liabilities	41,858	43,590

Non-Current Liabilities
Other non-current liabilities	275	318
Operating lease liabilities, non-current	689	704
Deferred tax liabilities, net	62	—
Long-term debt	51,154	12
Total Liabilities	94,038	44,624

Commitments and Contingencies (Note 21)

Stockholders’ Equity
Common Stock, $0.001 par value per share, 50,000,000 shares authorized, 26,542,890 and 22,207,103 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	25	21
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	237,903	196,013
Accumulated deficit	(67,857)	(58,975)
Total Stockholders’ Equity	170,071	137,059
Non-Controlling Interests	366	365
Total Liabilities and Stockholders’ Equity	$264,475	$182,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months ended March 31,
	2022	2021
Revenue (including $1,271 and $5,518 from related parties, respectively)	$26,021	$7,008
Cost of goods sold	21,851	7,548
Gross profit (loss)	4,170	(540)

General and administrative	9,759	4,458
Research and development	2,084	882
Selling and marketing	2,090	616
Total operating expenses	13,933	5,956
Loss from operations	(9,763)	(6,496)
Interest income (expense), net	682	(32)
Gain on extinguishment of notes payable	—	2,685
Other income (expense), net	682	2,653
Net loss before income taxes	(9,081)	(3,843)
Income tax benefit	(200)	—
Net loss	(8,881)	(3,843)
Income (loss) attributable to non-controlling interest	1	(33)
Net loss attributable to Agrify Corporation	$(8,882)	$(3,810)
Net loss per share attributable to Common Stockholders – basic and diluted	$(0.36)	$(0.33)
Weighted-average common shares outstanding – basic and diluted	24,589,113	11,568,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Preferred A Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity attributable to	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Agrify	Interests	Equity
Balance at January 1, 2021	4,211,677	$4	100,000	$—	$19,827	$(26,510)	$(6,679)	$225	$(6,454)
Stock-based compensation	—	—	—	—	2,135	—	2,135	—	2,135
Beneficial conversion feature associated with amended Convertible Promissory Notes	—	—	—	—	3,869	—	3,869	—	3,869
Conversion of Convertible Notes	1,697,075	2	—	—	13,098	—	13,100	—	13,100
Issuance of Common Stock – Initial Public Offering (“IPO”), net of fees	6,210,000	6	—	—	56,955	—	56,961	—	56,961
Issuance of Common Stock – Secondary public offering, net of fees	6,388,888	6	—	—	79,833	—	79,839		79,839
Conversion of Preferred A Stock	1,373,038	1	(100,000)	—	(1)	—	—	—	—
Exercise of options	174,223	—	—	—	439	—	439	—	439
Exercise of warrants	240,233	—	—	—	5	—	5	—	5
Net loss	—	—	—	—	—	(3,810)	(3,810)	(33)	(3,843)
Balance at March 31, 2021	20,295,134	$19	—	$—	$176,160	$(30,320)	$145,859	$192	$146,051

	Common Stock		Preferred A Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity attributable to	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Agrify	Interests	Equity
Balance at January 1, 2022	22,207,103	$21	—	$—	$196,013	$(58,975)	$137,059	$365	$137,424
Stock-based compensation	—	—	—	—	953	—	953	—	953
Issuance of Common Stock and warrants in private placement	2,450,350	2	—	—	25,795	—	25,797	—	25,797
Issuance of debt and warrants in private placement	—	—	—	—	13,230	—	13,230	—	13,230
Acquisition of Lab Society	297,929	—	—	—	1,903	—	1,903	—	1,903
Exercise of options	4,220	—	—	—	10	—	10	—	10
Exercise of warrants	1,583,288	2	—	—	(1)	—	1	—	1
Net loss	—	—	—	—	—	(8,882)	(8,882)	1	(8,881)
Balance at March 31, 2022	26,542,890	$25	—	$—	$237,903	$(67,857)	$170,071	$366	$170,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss attributable to Agrify Corporation	$(8,882)	$(3,810)
Adjustments to reconcile net loss attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	1,052	147
Amortization of premium on investment securities	224	—
Amortization of debt discount	20	—
Interest on investment securities	(248)	—
Debt issuance costs	2,700	—
Deferred income taxes	(200)	—
Compensation in connection with the issuance of stock options	953	2,135
Non-cash interest (income) expense	(406)	33
Gain on extinguishment of notes payable, net	—	(2,685)
Early termination of lease	26	—
Income (loss) attributable to non-controlling interests	1	(33)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(838)	(5,218)
Inventory	(16,361)	(3,330)
Prepaid expenses and other current assets	(3,033)	(2,155)
Right of use assets, net	(20)	—
Other non-current assets	(1,867)	—
Accounts payable	(2,765)	181
Accrued expenses and other current liabilities	(2,120)	7,360
Deferred (expense) revenue, net	(2,407)	96
Net cash used in operating activities	(34,171)	(7,279)

Cash flows from investing activities
Purchases of property and equipment	(3,728)	(142)
Purchase of securities	(76,097)	—
Proceeds from the sale of securities	82,460	—
Issuance of loan receivable	(12,487)	—
Cash paid for business combination, net of cash acquired	(3,513)	—
Net cash used in investing activities	(13,365)	(142)

Cash flows from financing activities
Proceeds from issuance of Common Stock and warrants in private placement	65,000	—
Proceeds from issuance of debt and warrants in private placement, net of fees	25,797	—
Proceeds from IPO, net of fees	—	56,961
Proceeds from Secondary public offering, net of fees	—	79,839
Proceeds from exercise of options	10	439
Proceeds from exercise of warrants	1	5
Payments of financing leases	(81)	(47)
Net cash provided by financing activities	90,727	137,197
Net increase in cash, cash equivalents, and restricted cash	43,191	129,776
Cash, cash equivalents, and restricted cash at the beginning of period	12,014	8,111
Cash, cash equivalents, and restricted cash at the end of period	$55,205	$137,887
Cash, cash equivalents, and restricted cash at end of period
Cash and cash equivalents	$25,205	$137,887
Restricted cash	30,000	—
Total cash, cash equivalents, and restricted cash at the end of period	$55,205	$137,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Nature of Business and Basis of Presentation

Description of Business

Agrify Corporation (“Agrify” or the “Company”) is a developer of proprietary precision hardware and software grow solutions for the commercial indoor agriculture industry and provides equipment and solutions for cultivation, extraction, post-processing, and testing for the cannabis and hemp industries. The Company was formed in the State of Nevada on June 6, 2016 as Agrinamics, Inc., and subsequently changed its name to Agrify Corporation. The Company is sometimes referred to herein by the words “we,” “us,” “our,” and similar terminology.

The Company has nine wholly-owned subsidiaries, which are collectively referred to as the “Subsidiaries”:

●	AGM Service Corp LLC (formerly AGM Service Corp Inc.);

●	TriGrow Systems, LLC (“TriGrow”, which acted as the Company’s exclusive distributor and which was acquired in January 2020 as TriGrow Systems, Inc. and converted to TriGrow Systems, LLC in May 2020);

●	Ariafy Finance, LLC;

●	Agxiom, LLC;

●	Harbor Mountain Holdings, LLC (“HMH”) (acquired in July 2020);

●	Cascade Sciences, LLC (“Cascade”) (which was acquired by the Company on October 1, 2021);

●	Precision Extraction NewCo, LLC (“Precision”) (which was a newly formed subsidiary in connection with October 1, 2021 acquisition of Mass2Media, LLC, d/b/a PX2 Holdings, LLC, d/b/a Precision Extraction Solutions and Cascade); and

●	PurePressure, LLC (“PurePressure”) (which was acquired by the Company on December 31, 2021); and

●	Lab Society NewCo, LLC (“Lab Society”) (which was a newly formed subsidiary in connection with February 1, 2022 acquisition of LS Holdings Corp).

The Company also has ownership interests in the following companies:

●	Teejan Podoponics International LLC (“TPI”) (the Company has owned 50% of TPI since December 2018);

●	Agrify-Valiant, LLC (“Agrify-Valiant”) (the Company owns 60% of Agrify-Valient, which was formed in December 2019); and

●	Agrify Brands, LLC (“Agrify Brands”) (formerly TriGrow Brands, LLC) (the Company owns 75% of Agrify Brands, which ownership position was created as part of the January 2020 acquisition of TriGrow).

Reverse Stock Split

On January 12, 2021, the Company effected a 1-for-1.581804 reverse stock split (“Reverse Stock Split”) of its Common Stock, $0.001 par value per share (“Common Stock”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Initial Public Offering and Secondary Public Offering

On February 1, 2021, the Company closed its initial public offering, or (“IPO”), of 6,210,000 shares of its Common Stock (inclusive of 810,000 shares of Common Stock from the full exercise of the over-allotment option of shares granted to the underwriters). The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File Nos. 333- 251616 and 333-252490), which was declared effective by the SEC on January 27, 2021. In the IPO, Maxim Group LLC and Roth Capital Partners acted as the underwriters. The IPO price for shares of Common Stock was $10.00 per share. The total gross proceeds from the IPO were $62.1 million.

After deducting underwriting discounts and commissions of $4 million and offering expenses paid or payable by us of approximately $1 million, the net proceeds from the IPO were approximately $57 million. The Company used the net proceeds from the IPO for its current working capital needs, to support revenue growth, to increase inventory to meet customer demand forecasts, and to support operational growth.

On February 19, 2021, the Company consummated a secondary public offering (the “February Offering”) of 5,555,555 shares of its Common Stock for a price of $13.50 per share, less certain underwriting discounts and commissions. On March 22, 2021, the Company closed on the sale of an additional 833,333 shares of Common Stock on the same terms and conditions pursuant to the exercise of the underwriters’ over-allotment option. The exercise of the over-allotment option brought the total number of shares of Common Stock sold by the Company in connection with the February Offering to 6,388,888 shares and the total net proceeds received in connection with the February Offering to approximately $80 million, after deducting underwriting discounts and estimated offering expenses. The Company used the net proceeds from the IPO for its current working capital needs, to support revenue growth, to increase inventory, to meet customer demand forecasts, and to support operational growth.

Coronavirus (“COVID-19”) Pandemic

The spread of COVID-19 beginning in the first quarter of 2020 has caused significant volatility in U.S. markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy. To date, there has not been a material impact on the Company’s business operations and financial performance. The extent of the impact of COVID-19 on the Company’s operational and financial performance, if any, will depend, in part, on the length and severity of these restrictions and on the Company’s ability to conduct business in the ordinary course.

The Paycheck Protection Program

In May 2020, the Company received an unsecured Paycheck Protection Program Loan (“PPP Loan”) from the Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), administered by the U.S. Small Business Administration (the “SBA”). The Company received total loan proceeds of approximately $779 thousand from the PPP Loan. The Company’s application for the forgiveness of the outstanding balance of PPP Loan is currently under review by the SBA.

Note 2 — Summary of Significant Accounting Policies

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and filed with the SEC (“Form 10-K”), except for the recently adopted accounting pronouncements described below.

The condensed consolidated financial statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021, and the condensed consolidated cash flows for the three months ended March 31, 2022 and 2021.

The condensed consolidated balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022. The results for interim periods are not necessarily indicative of a full year’s results.

Basis of Presentation and Principles of Consolidation

Accounting for Wholly-Owned Subsidiaries

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Agrify Corporation and its wholly-owned subsidiaries, as described above in Note 1 – Nature of Business and Basis of Presentation, in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Company includes results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances are eliminated.

Accounting for Less Than Wholly-Owned Subsidiaries

For the Company’s less than wholly-owned subsidiaries, which include TPI, Agrify-Valiant, and Agrify Brands, the Company first analyzes whether these entities are a variable interest entity (a “VIE”) in accordance with ASC Topic 810 Consolidation (“ASC 810”), and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. The financial results of a VIE are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses (i) whether the joint venture is a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it is determined that the joint venture qualifies as a VIE and the Company is the primary beneficiary, the Company’s financial interest in the VIE is consolidated.

Based on the Company’s analysis for these entities, the Company has determined that Agrify-Valiant, LLC and Agrify Brands, LLC are each a VIE, and that the Company is the primary beneficiary. While the Company owns 60% of Agrify-Valiant, LLC’s equity interests and 75% of Agrify Brands, LLC’s equity interests, the remaining equity interests in Agrify-Valiant, LLC and Agrify Brands, LLC are owned by unrelated third parties, and the agreement with these third parties provides the Company with greater voting rights. Accordingly, the Company consolidates its interest in the financial statements of Agrify-Valiant, LLC and Agrify Brands, LLC under the VIE rules, and reflects the third parties’ interests in the consolidated financial statements as a non-controlling interest. The Company records this non-controlling interest at its initial fair value, adjusting the basis prospectively for the third parties’ share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holders based on its economic ownership percentage. The investment in 50% of the shares of TPI is treated as an equity investment as the Company cannot exercise significant influence.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of expenses. The Company bases its estimates on historical experience, known trends and other market-specific, other relevant factors that it believes to be reasonable under the circumstances and management’s judgement. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual financial results could differ from those estimates.

Fiscal Year

The Company, and its Subsidiaries, fiscal year ends on December 31, each year.

Emerging Growth Company

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. As a result, the Company is permitted to, and intends to, rely on exemptions from certain disclosure requirements that are applicable to companies that are not emerging growth companies.

In addition, the JOBS Act provides that an “emerging growth company” can use the extended transition period for complying with new or revised accounting standards.

The Company will remain an “emerging growth company” until the earliest to occur of:

●	reporting $1.0 billion or more in annual gross revenues;

●	the issuance, in a three-year period, of more than $1.0 billion in non-convertible debt;

●	the end of the fiscal year in which the market value of Common Stock held by non-affiliates exceeds $700 million on the last business day of our second fiscal quarter; or

●	December 31, 2026.

Reclassifications

Certain amounts in the Company’s prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. In this Form 10-Q, the Company has reclassified selling, general and administrative expenses to two separate line items in the accompanying consolidated statement of operations as general and administrative expenses and selling and marketing expenses for the three months ended March 31, 2022 and 2021.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist principally of cash and deposits with maturities of three months or less as of March 31, 2022 and December 31, 2021. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash required to be held as collateral for the Company’s senior secured promissory note (the “SPA Note”). Accordingly, these balances contain restrictions as to their availability and usage and are classified as restricted cash in the consolidated balance sheets. Refer to Note 15 – Debt, included elsewhere in the notes to the consolidated financial statements.

Marketable Securities

The Company’s marketable security investments primarily include investments held in mutual funds, municipal bonds, and corporate bonds. The mutual funds are recorded at fair value in the accompanying consolidated balance sheets as part of cash and cash equivalents. The municipal and corporate bonds are considered to be held-to-maturity securities and are recorded at amortized cost in the accompanying consolidated balance sheets. The fair value of these investments were estimated using recently executed transactions and market price quotations. The Company considers current assets to be those investments which will mature within the next 12 months, including interest receivable on the long-term bonds.

Accounts Receivable, Net

Accounts receivable, net, primarily consists of amounts for goods and services that are billed and currently due from customers. Accounts receivable balances are presented net of an allowance for credit losses, which is an estimate of billed amounts that may not be collectible. In determining the amount of the allowance at each reporting date, management makes judgments about general economic conditions, historical write-off experience, and any specific risks identified in customer collection matters, including the aging of unpaid accounts receivable and changes in customer financial conditions. Accounts receivable balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for credit losses are recorded as general and administrative expenses in the consolidated statements of operations.

Concentration of Credit Risk and Significant Customer

Financial instruments that potentially subject the Company to a concentration of credit risk primarily consist of cash and accounts receivable. The Company places its cash with financial institutions in the United States. The cash balances are insured by the FDIC up to $250 thousand per depositor with unlimited insurance for funds in noninterest-bearing transaction accounts through March 31, 2022. At times, the amounts in these accounts may exceed the federally insured limits.

The Company has certain customers from whom revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represent 10% or more of the Company’s total accounts receivable.

Refer to the following tables below.

Revenue

For the three months ended March 31, 2022 and 2021, the Company’s customers that accounted for 10% or more of the total revenue were as follows:

	Three Months ended March 31, 2022		Three Months ended March 31, 2021
(In thousands)	Amount	% of Total Revenue	Amount	% of Total Revenue
New England Innovation Academy (“NEIA”) – Related Party	*	*	$5,460	77.9%
Customer C	$3,793	14.6%	*	*
Customer D	$4,697	18.1%	*	*

*	Customer revenue, as a percentage of total revenue was less than 10%

Accounts Receivable, Net

As of March 31, 2022 and December 31, 2021, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

	As of March 31, 2022		As of December 31, 2021
(In thousands)	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable

NEIA – Related Party	$1,344	15.7%	$3,498	48.4%
Customer B	$1,541	18.0%	$1,541	21.3%
Customer E	$1,217	14.2%	*	*

*	Customer accounts receivable balance, as a percentage of total accounts receivable balance, was less than 10%

Inventories

The Company values all of its inventories, which consist primarily of significant raw material hardware components, at the lower of cost or net realizable value, with cost principally determined by the weighted-average cost method on a First-In, First-Out basis. Write-offs of potentially slow moving or damaged inventory are recorded through specific identification of obsolete or damaged material. The company takes physical inventory at least once annually at all inventory locations.

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

The estimated useful lives of the Company’s property and equipment are periodically assessed to determine if changes are appropriate. The Company charges maintenance and repairs to expense as incurred. When the Company retires or disposes assets, the carrying cost of these assets and related accumulated depreciation or amortization are eliminated from the consolidated balance sheet and any resulting gain or loss are included in the consolidated statement of operations in the period of retirement or disposal. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.

Goodwill

Goodwill is defined as the excess of cost over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually, and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that it is a single reporting unit for the purpose of conducting the goodwill impairment assessment. A goodwill impairment charge is recorded if the amount by which the Company’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and/or a decline in the Company’s market value as a result of a significant decline in the Company’s stock price. Based upon the Company’s 2021 annual impairment testing analyses, including the consideration of reasonably likely adverse changes in assumptions described above, the Company determined that there are no goodwill impairments to date.

Intangible Assets

The Company initially records intangible assets at their estimated fair values and reviews these assets periodically for impairment. Identifiable intangible assets, which consist principally of acquired customer related acquired assets, acquired and/or developed technology, non-compete agreements, and trade names, are reported net of accumulated amortization, and are being amortized over their estimated useful lives at amortization rates that are proportional to each asset’s estimated economic benefit. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The Company reviews the carrying value of these intangible assets annually, or more frequently if indicators of impairment are present.

The finite-lived useful lives are as follows:

Trade names	5 to 7 years
Acquired developed technology	5 to 8 years
Non-compete agreements	5 years
Customer relationships	5 to 8 years
Capitalized website costs	3 to 5 years

In performing the review of the recoverability of intangible assets, the Company considers several factors, including whether there have been significant changes in legal factors or the overall business climate that could affect the underlying value of an asset. The Company also considers whether there is an expectation that the asset will be sold or disposed of before the end of its remaining estimated useful life. If, as the result of examining any of these factors, the Company concludes that the carrying value of intangible asset exceeds its estimated fair value, the Company recognizes an impairment charge and reduces the carrying value of the asset to its estimated fair value.

Convertible Notes Payable

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with ASC Topic 815 Derivatives and Hedging (“ASC815”). The accounting treatment of derivative financial instruments requires that the Company identify and record certain embedded conversion options (“ECOs”), certain variable-share settlement features, and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Bifurcated embedded conversion options, variable-share settlement features and any related freestanding instruments are recorded as a discount to the host instrument which is amortized to interest expense over the life of the respective note using the effective interest method.

If the Company determines that an instrument is not a derivative liability, it then evaluates whether there is a beneficial conversion feature (“BCF”), by comparing the commitment date fair value to the effective current conversion price of the instrument. The Company records a BCF as debt discount which is amortized to interest expense over the life of the respective note using the effective interest method. BCFs that are contingent upon the occurrence of a future event are recognized when the contingency is resolved.

Debt Issue Costs and Debt Discount

The Company may record debt issuance costs and/or debt discounts in connection with issuing of debt. The Company may cover these costs by paying cash or issuing or equity (such as warrants). These costs are amortized to interest expense over the expected life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued by the Company, it may provide the debt holder with an original issue discount. The Company would record the original issue discount to debt discount, reducing the face amount of the note, and is then amortized to interest expense over the life of the debt.

Leases

The Company determines at the inception of a right-of-use asset contract if such arrangement is or contains a lease. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use asset and a lease liability on its consolidated balance sheet for all leases with an initial lease term of greater than 12 months. A lease with an initial term of 12 months or less is not recorded on the balance sheet, but related payments are recognized as expense on a straight-line basis over the lease term.

The Company’s right-of-use asset contracts may contain both lease and non-lease components. Non-lease components may include maintenance, utilities, and other operating costs. The Company combines the lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of right-of-use assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

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

Certain of the Company’s right-of-use asset leases include options to extend or terminate the lease. The amounts determined for the Company’s right-of-use assets and lease liabilities generally do not assume that renewal options or early-termination provisions, if any, are exercised, unless it is reasonably certain that the Company will exercise such options.

Deferred Revenue

Deferred revenue includes amounts collected or billed in excess of revenue that it can recognize. The Company recognizes deferred revenue as revenue as the related performance obligation is satisfied. The Company records deferred revenue that will be recognized during the succeeding twelve-month period as a current liability on the consolidated balance sheet.

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

The Company estimates the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model. Before the IPO, the Company was a private company and therefore lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of similar publicly-traded companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

The Company’s management exercises significant judgments in determining the fair value of assets acquired and liabilities assumed, as well as intangibles and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, royalty cost savings and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as the Company’s current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to the fair value of assets and liabilities made after the end of the measurement period are recorded within the Company’s operating results.

For contingent consideration arrangements, the Company recognizes a liability at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. Additional information regarding the Company’s contingent consideration arrangements may be found in Note 5 – Fair Value Measures, included elsewhere in the notes to the consolidated financial statements.

Revenue Recognition

Overview

The Company generates revenue from the following sources: (1) equipment sales, (2) providing services and (3) construction contracts.

In accordance with ASC 606 “Revenue Recognition”, the Company recognizes revenue from contracts with customers using a five-step model, which is described below:

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

Identify performance obligations that are distinct

A performance obligation is a promise by the Company to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

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

Significant Judgments

The Company enters into contracts that may include various combinations of equipment, services and construction, which are generally capable of being distinct and accounted for as separate performance obligations. Contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once the Company determines the performance obligations, it determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company then allocates the transaction price to each performance obligation in the contract based on the SSP. The corresponding revenue is recognized as the related performance obligations are satisfied.

Judgment is required to determine the SSP for each distinct performance obligation. The Company determines SSP based on the price at which the performance obligation is sold separately and the methods of estimating SSP under the guidance of ASC 606-10-32-33. If the SSP is not observable through past transactions, the Company estimates the SSP, taking into account available information such as market conditions, expected margins, and internally approved pricing guidelines related to the performance obligations. The Company licenses its software as a SaaS type subscription license, whereby the customer only has a right to access the software over a specified time period. The full value of the contract is recognized ratably over the contractual term of the SaaS subscription, adjusted monthly if tiered pricing is relevant. The Company typically satisfies its performance obligations for equipment sales when equipment is made available for shipment to the customer; for services sales as services are rendered to the customer and for construction contracts both as services are rendered and when contract is completed.

The Company utilizes the cost-plus margin method to determine the SSP for equipment and build-out services. This method is based on the cost of the services from third parties, plus a reasonable markup that the Company believes is reflective of a market-based reseller margin.

The Company determines the SSP for services in time and materials contracts by observable prices in standalone services arrangements.

The Company estimates variable consideration in the form of royalties, revenue share, monthly fees, and service credits at contract inception and updated at the end of each reporting period if additional information becomes available. Variable consideration is typically not subject to constraint. Changes to variable consideration were not material for the periods presented.

If a contract has payment terms that differ from the timing of revenue recognition, the Company will assess whether the transaction price for those contracts include a significant financing component. The Company has elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if the Company expects that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, the Company imputes interest on such contracts at an agreed upon interest rate and will present the financing components separately as financial income. For the three months ended March 31, 2022 and 2021, the Company did not have any such financial income.

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

The Company receives payment from customers based on specified terms that are generally less than 30 days from the satisfaction of performance obligations. There are no contract assets related to performance under the contract. The difference in the opening and closing balances of the Company’s deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. The Company fulfills obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. Accounts receivables are recorded when the customer has been billed or the right to consideration is unconditional. The Company recognizes deferred revenue when consideration has been received or an amount of consideration is due from the customer, and the Company has a future obligation to transfer certain proprietary products.

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

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development expenses include payroll, employee benefits and other expenses associated with product development. The Company incurs research and development costs associated with the development and enhancement of both hardware and software products associated with its cultivation and extraction equipment, as well as its SaaS-based software offering, Agrify Insights software.

Capitalization of Internal Software Development Costs

The Company capitalizes certain software engineering efforts related to the continued development of Agrify Insights software under ASC 985-20. Costs incurred during the application development phase are only capitalized once technical feasibility has been established and the work performed will result in new or additional functionality. The types of costs capitalized during the application development phase include employee compensation, as well as consulting fees for third-party software developers working on these projects. Costs related to the research and development are expensed as incurred until technical feasibility is established as well as post-implementation activities. Internal-use software is amortized on a straight-line basis over the estimated useful life of the asset, which ranges from two to five years.

Shipping and Handling Charges

The Company incurs costs related to shipping and handling of its manufactured products. These costs are expensed as incurred as a component of cost of goods sold. Shipping and handling charges related to the receipt of raw materials are also incurred, which are recorded as a cost of the related inventory.

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

An assessment of whether or not the Company (as a holder of 50% of TPI) has the power to direct activities that most significantly impact TPI’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of March 31, 2022 and December 31, 2021 and will be performed as of each subsequent reporting date. After each of these assessments, the Company concluded that the activities that most significantly impact TPI’s economic performance are the growth, marketing, sale, and distribution of products using TPI’s technology and IP, each of which are solely directed by TPI. Based on our consideration of these assessments, the Company concluded that the Company’s investment in TPI should be accounted for under the equity method.

The carrying value of the Company’s investment in TPI was $0 as of March 31, 2022 and December 31, 2021. The Company did not recognize revenue from TPI for the three months ended March 31, 2022 and March 31, 2021.

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

The Company follows the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2022, tax years 2016 through 2021 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Net Loss Per Share

The Company presents basic and diluted net loss per share attributable to Common Stockholders in conformity with the two-class method required for participating securities. We compute basic loss per share by dividing net loss available to Common Stockholders by the weighted-average number of common shares outstanding. Net loss available to Common Stockholders represents net loss attributable to Common Stockholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities as the holders of the participating securities do not have a contractual obligation to share in any losses. Diluted loss per share adjusts basic loss per share for the potentially dilutive impact of stock options and warrants. As the Company has reported losses for all periods presented, all potentially dilutive securities including stock options and warrants, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

Net loss per share calculations for all periods have been adjusted to reflect the Reverse Stock Split effected on January 12, 2021. Net loss per share was calculated based on the weighted-average number of Common Stock outstanding.

Note 3 — Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU No. 2020-06 simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of this new accounting guidance had no impact on the Company’s consolidated financial position.

Pending Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities and accounts receivable. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. ASU 2016-13 is effective in the first quarter of fiscal 2024. The Company is currently evaluating the potential impact of this adoption on its consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with U.S. GAAP. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendment in this update. The Company is currently evaluating the potential impact of this adoption on its consolidated financial statements and related disclosures.

The Company does not believe that any other ASU issued but not yet effective, if adopted, will have a material effect on the Company’s future financial statements.

Note 4 — Revenue and Deferred Revenue

Revenue

During the three months ended March 31, 2022 and 2021, the Company generated revenue from the following sources: (1) equipment sales, (2) services sales and (3) construction contracts.

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

Construction contracts normally provide for payment upon completion of specified work or units of work as identified in the contract. Although there is considerable variation in the terms of these contracts, they are primarily structured as time-and-material contracts. The Company enters into time-and-materials contracts under which the Company is paid for labor and equipment at negotiated hourly billing rates and other expenses, including materials, as incurred at rates agreed to in the contract. The Company uses three main sub-contractors to execute the construction contracts.

Disaggregation of Revenue — The following table provides the Company’s revenue disaggregated by timing of revenue recognition:

	Three Months ended March 31,
(In thousands)	2022	2021
Transferred at a point in time	$12,774	$6,828
Transferred over time	13,247	180
Total revenue	$26,021	$7,008

In accordance with ASC 606-10-50-13, the Company is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. Due to the nature of the Company’s contracts, these reporting requirements are not applicable, because the majority of the Company’s remaining contracts meet certain exemptions as defined in ASC 606-10-50-14 through 606-10-50-14A, including (i) performance obligation is part of a contract that has an original expected duration of one year or less and (ii) the right to invoice practical expedient.

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and generally transfers to its customers the warranties it receives from its vendors, if any, which generally cover this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. The Company maintains a reserve for warranty returns of $398 thousand for both March 31, 2022 and December 31, 2021. The Company’s reserve for warranty returns is included in accrued expenses and other current liabilities in its consolidated balance sheets.

Deferred Revenue

Changes in the Company’s current deferred revenue balance for the three months ended March 31, 2022 and the year ended December 31, 2021 were as follows:

(In thousands)	Three Months ended March 31, 2022	Year ended December 31, 2021
Deferred revenue – beginning of period	$3,772	$152
Additions	5,089	3,758
Interest income on deferred revenue	—	4
Recognized	(4,679)	(142)
Deferred revenue – end of period	$4,182	$3,772

Deferred revenue balances primarily consist of customer deposits on our cultivation and extraction solutions equipment. As of March 31, 2022 and December 31, 2021, all of the Company’s deferred revenue balances were reported as current liabilities in our accompanying consolidated balance sheets.

Note 5 — Fair Value Measures

Fair Values of Assets and Liabilities

In accordance with ASC Topic 820 “Fair Value Measurement”, the Company measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the assumptions that market participants would use in pricing an asset or liability (the inputs) are based on a tiered fair value hierarchy consisting of three levels, as follows:

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

At March 31, 2022 and December 31, 2021, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2022				December 31, 2021
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds (included in cash and cash equivalents)	$43,528	$—	$—	$43,528	$178	$—	$—	$178
Municipal bonds	19,306	—	—	19,306	9,961	—	—	9,961
Corporate bonds	18,905	—	—	18,905	34,589	—	—	34,589
Total assets	$81,739	$—	$—	$81,739	$44,728	$—	$—	$44,728
Liabilities:
Contingent consideration	$—	$—	$7,557	$7,557	$—	$—	$6,137	$6,137
Total liabilities	$—	$—	$7,557	$7,557	$—	$—	$6,137	$6,137

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, and contingent consideration. Fair value information for each of these instruments is as follows:

●	Cash and cash equivalents, accounts receivable, accounts payable and deferred revenue liabilities fair values approximate their carrying values, due to the expected duration of these instruments.

●	Marketable securities classified as current held-to-maturity securities are recorded at amortized cost, which at March 31, 2022, approximated fair value.

●	The Company’s deferred consideration was recorded in connection with acquisitions during the three months ended March 31, 2022 and fiscal 2021 using an estimated fair value discount at the time of the transaction. As of March 31, 2022 and December 31, 2021, the carrying value of the deferred consideration approximated fair value, respectively.

Marketable Securities

As of March 31, 2022, the Company held investments in mutual funds, municipal bonds and corporate bonds. The Company records mutual funds at fair value in the accompanying consolidated balance sheet as part of cash and cash equivalents. The municipal and corporate bonds are considered held-to-maturity securities and are recorded at amortized cost in the accompanying consolidated balance sheet. The fair values of these investments were estimated using recently executed transactions and market price quotations. The Company considers current assets those investments which will mature within the next 12 months including, interest receivable on the long-term bonds.

The composition of the Company’s marketable securities are as follows:

(In thousands)	March 31, 2022	December 31, 2021
Current marketable securities:
Municipal bonds	$19,306	$9,961
Corporate bonds	18,905	34,589
	$38,211	$44,550

The amortized cost and estimated fair value of marketable securities as of March 31, 2022, are as follows:

(In thousands)	Amortized cost	Unrealized loss	Estimated fair value
Current marketable securities:
Municipal bonds	$19,306	$(26)	$19,280
Corporate bonds	18,905	(140)	18,765
	$38,211	$(166)	$38,045

Contingent Consideration

The Company has classified its net liability for contingent earn-out considerations to the sellers relating to one acquisition completed during the three months ended March 31, 2022, and two acquisitions completed during fiscal 2021. The fair value for the contingent consideration associated with these acquisitions is within Level 3 of the fair value hierarchy because the associated fair value is determined using significant unobservable inputs, which included the key assumptions to model future revenue, costs of goods sold and operating expense projections. A description of the Company’s acquisitions completed during the three months ended March 31, 2022 and fiscal 2021 are included within Note 14 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

The contingent earn-out payments to the sellers for each acquisition are based on the achievement of certain revenue thresholds. During the three months ended March 31, 2022, the Company accrued $1.4 million relating to the Lab Society acquisition for contingent consideration recorded from the initial purchase price accounting.

(In thousands)	Three Months ended March 31, 2022	Year ended December 31, 2021
Contingent consideration – beginning of period	$6,137	$—
Accrued contingent consideration	1,420	4,725
Change in estimated fair value	—	1,412
Contingent consideration – end of period	$7,557	$6,137

The Company included contingent consideration within accrued expense and other current liabilities in its consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

Note 6 — Loan Receivable

A portion of the capital raised from the Company’s IPO has been allocated to launch Agrify’s total turn-key solution (“TTK Solution”) program. The TTK Solution is industry’s first end-to-end solution that provides access to capital for construction costs, equipment lease(s) to VFUs and other related operating equipment, subscription to the Company’s Agrify Insights software, and business consultation services, which will enable the Company’s customers to go to market faster and better.

The Company’s initial allowable investment in the TTK Solution engagements is currently capped at $50.0 million, as approved by the Company’s Board of Directors. As of March 31, 2022 and December 31, 2021, the Company has committed $32.9 million to the Agrify TTK Solution for five customers under contract and $20.3 million to the Agrify TTK Solution for five customers under contract, respectively. Of the five parties who have purchased the Agrify TTK Solution to date, Greenstone Holdings is a related party as of March 31, 2022 and December 31, 2021.

The loan agreements entered into with customers receiving the Agrify TTK Solution generally provide for loans ranging from approximately $200 thousand up to $13.5 million with maturity dates of approximately two to three years after the completion of the construction projects. Typically, the TTK Solution construction loans have interest rates ranging from 12% to 18% per year.

The breakdown of loans receivable by Company as of March 31, 2022 and December 31, 2021 is as follows:

(In thousands)	March 31, 2022	December 31, 2021
Company A – Agrify TTK Solution	$9,579	$5,542
Greenstone Holdings – TTK Solution – Related Party	12,446	11,177
Company C – Agrify TTK Solution	7,479	2,439
Company D – Agrify TTK Solution	3,338	1,105
Company E – Agrify TTK Solution	46	46
Company F – Non-TTK Solution (1)	1,538	1,946
Other – Non-TTK Solutions	312	—
Total loan receivable	$34,738	$22,255

(1)	Current portion of loan receivable are included within Note 9 – Prepaid Expenses and Other Current Receivables, included elsewhere in the notes to the consolidated financial statements.

The Company analyzed whether any of the above customers are a VIE in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. Based on the Company’s analysis, the Company has determined that Greenstone Holdings is a VIE. As of March 31, 2022, two of the Company’s employees own approximately 36.6% of the equity of Greenstone Holdings, however, since the Company is not the primary beneficiary and does not hold significant influence over Greenstone Holdings business decisions, the Company is not required to consolidate Greenstone Holdings.

Note 7 — Accounts Receivable

Accounts receivable consisted of the following as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Accounts receivable, gross	$9,986	$8,637
Less allowance for doubtful accounts	(1,415)	(1,415)
Accounts receivable, net	$8,571	$7,222

NEIA, a related party, accounted for $1.3 million and $3.5 million of the Company’s accounts receivable, net as of March 31, 2022 and December 31, 2021, respectively.

The changes in the allowance for doubtful accounts consisted of the following:

(In thousands)	Three Months ended March 31, 2022	Year ended December 31, 2021
Allowance for doubtful accounts - beginning of period	$1,415	$54
Provision for doubtful accounts	—	1,187
Other adjustments	—	174
Allowance for doubtful accounts - end of period	$1,415	$1,415

Bad debt expense was nil for both the three months ended March 31, 2022 and March 31, 2021.

Note 8 — Inventory

Inventories are stated at the lower of cost or net realizable value, with cost principally determined by the weighted-average cost method on a First-In, First-Out basis. Such costs include the acquisition cost for raw materials and operating supplies. The Company’s standard payment terms with suppliers may require making payments in advance of delivery of the Company’s products. The Company’s prepaid inventory is a short-term, non-interest-bearing asset that is applied to the purchase of products once they are delivered.

Inventory consisted of the following as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Raw materials	$7,211	$6,393
Prepaid inventory	10,745	2,237
Finished goods	21,975	12,810
Inventory, gross	39,931	21,440
Inventory reserves	(942)	(942)
Total inventory, net	$38,989	$20,498

Inventory Reserves

The Company establishes an inventory reserve for obsolete, slow moving, and defective inventory. The Company calculates inventory reserves for obsolete, slow moving, or defective items as the difference between the cost of inventory and its estimated net realizable value. The reserves are based upon management’s expected method of disposition.

Changes in the Company’s inventory reserve are as follows:

(In thousands)	Three Months ended March 31, 2022	Year ended December 31, 2021
Inventory reserves – beginning of period	$942	$—
Increase in inventory reserves	—	942
Inventory write-offs	—	—
Inventory reserves – end of period	$942	$942

Note 9 — Prepaid Expenses and Other Current Receivables

Prepaid expenses and other current receivables consisted of the following as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Prepaid insurance	$2,353	$492
Prepaid software	151	173
Prepaid expenses, other	920	541
Deferred costs	492	353
Deferred issuance costs, net	833	—
Other note receivables (1)	1,240	807
Other receivables, other	384	86
Total prepaid expenses and other current assets	$6,373	$2,452

(1)	Other note receivables relate to the current portion of one of our TTK Solutions loan receivable balances.

Note 10 — Property and Equipment, Net

Property and equipment, net consisted of the following as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Computer and office equipment	$519	$473
Furniture and fixtures	458	385
Leasehold improvements	994	841
Machinery and equipment	990	898
Software	210	174
Vehicles	143	143
Research and development laboratory equipment	205	163
Leased equipment at customer	690	619
Trade show assets	80	80
Total property and equipment, gross	4,288	3,776
Accumulated depreciation	(1,156)	(780)
Construction in progress	3,923	3,236
Total property and equipment, net	$7,055	$6,232

Depreciation expense for the three months ended March 31, 2022 and 2021 was $379 thousand and $90 thousand, respectively.

Note 11 — Intangible Assets, Net and Goodwill

The Company records intangible assets initially at fair value and tests these values periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment. The Company performs an impairment test of goodwill during the fourth quarter of each year or sooner if indicators of potential impairment arise. There were no such indicators in the three months ended March 31, 2022.

Intangible assets, net as of March 31, 2022 was as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
(In thousands)	January 1, 2022	Additions and Retirements, net	March 31, 2022	January 1, 2022	Expense and Retirements, net	March 31, 2022	January 1, 2022	March 31, 2022
Trade names	$2,418	$317	$2,735	$(227)	$(91)	$(318)	$2,191	$2,417
Customer Relationships	6,176	713	6,889	(302)	(247)	(549)	5,874	6,340
Acquired developed Technology	4,911	1,432	6,343	(191)	(255)	(446)	4,720	5,897
Non-compete	1,202	—	1,202	(60)	(60)	(120)	1,142	1,082
Capitalized website costs	245	—	245	(100)	(20)	(120)	145	125
Total	$14,952	$2,462	$17,414	$(880)	$(673)	$(1,553)	$14,072	$15,861

Intangible assets, net as of December 31, 2021 was as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
(In thousands)	January 1, 2021	Additions and Retirements, net	December 31, 2021	January 1, 2021	Expense and Retirements, net	December 31, 2021	January 1, 2021	December 31, 2021
Trade names	$930	$1,488	$2,418	$(88)	$(139)	$(227)	$842	$2,191
Customer Relationships	850	5,326	6,176	(89)	(213)	(302)	761	5,874
Acquired developed Technology	—	4,911	4,911	—	(191)	(191)	—	4,720
Non-compete	—	1,202	1,202	—	(60)	(60)	—	1,142
Capitalized website costs	139	106	245	(48)	(52)	(100)	91	145
Total	$1,919	$13,033	$14,952	$(225)	$(655)	$(880)	$1,694	$14,072

Amortization expense recorded in general and administrative in the consolidated statements of operations were $673 thousand and $58 thousand for the three months ended March 31, 2022 and 2021, respectively.

Estimated amortization expense for the remainder of 2022 and subsequent years for acquired intangible assets:

Years ending December 31 (In thousands),	Amount
Remaining 2022	$2,103
2023	2,772
2024	2,763
2025	2,737
2026	2,486
2027 and thereafter	3,000
Total	$15,861

Goodwill consisted of the following:

(In thousands)	Three Months ended March 31, 2022	Year ended December 31, 2021
Goodwill - beginning of period	$50,090	$632
Goodwill acquired during period	4,368	49,458
Goodwill purchase accounting adjustment	86	—
Goodwill - end of period	$54,544	$50,090

Note 12 — Other Non-Current Assets

Other non-current assets consisted of the following as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Deferred debt issuance costs, non-current, net	$1,817	$—
Long-term deferred commissions expense	1,266	1,101
Security deposits	97	83
Total other non-current assets	$3,180	$1,184

Note 13 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Accrued acquisition liability (1)	$11,179	$9,198
Sales tax payable (2)	5,520	5,290
Accrued construction costs	8,542	8,803
Compensation related fees	3,232	3,491
Accrued professional fees	466	1,104
Accrued warranty expenses	398	398
Accrued consulting fees	—	75
Accrued inventory purchases	536	201
Financing lease liabilities	182	156
Accrued non-income taxes	57	48
Total accrued expenses and other current liabilities	$30,112	$28,764

(1)	Accrued acquisition liabilities includes both the contingent consideration and the value of held back Common Stock associated with the 2022 acquisition of Lab Society and the 2021 acquisitions of Precision, Cascade and PurePressure.

(2)	Sales tax payable primarily represents identified sales and use tax liabilities arising from our acquisition of Precision and Cascade. These amounts are included as part of our initial purchase price allocations and are the subject matter of an indemnification claim under the Precision and Cascade acquisition agreement.

Note 14 — Business Combination

Acquisition of Lab Society

On February 1, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lab Society, Lab Society NewCo, LLC, a newly-formed wholly-owned subsidiary of the Company (“Merger Sub”), Michael S. Maibach Jr., as the Owner Representative thereunder, and each of the shareholders of Lab Society (collectively, the “Owners”), pursuant to which the Company agreed to acquire Lab Society. Concurrently with the execution of the Merger Agreement, the Company consummated the merger of Lab Society with and into Merger Sub, with Merger Sub surviving such merger as a wholly-owned subsidiary of the Company (the “Lab Society Acquisition”).

The aggregate consideration for the Lab Society Acquisition consisted of: (a) $4.0 million in cash, subject to certain adjustments for working capital, cash and indebtedness of Lab Society at closing; (b) 425,611 shares of Common Stock (the “Buyer Shares”); and (c) the Earn-out Consideration (as defined below), to the extent earned.

The Company withheld 127,682 of the Buyer Shares issuable to the Owners (the “Holdback Lab Buyer Shares”) for the purpose of securing any post-closing adjustment owed to the Company and any claim for indemnification or payment of damages to which the Company may be entitled under the Merger Agreement. The Holdback Lab Buyer Shares will be released following the twelve-month anniversary of the Closing Date in accordance with and subject to the conditions of the Merger Agreement.

The Merger Agreement includes customary post-closing adjustments, representations and warranties and covenants of the parties. The Owners may become entitled to additional consideration with a value of up to $3.5 million based on the eligible net revenues achieved by the Lab Society business during the fiscal years ending December 31, 2022 and December 31, 2023, of which 50% will be payable in cash and the remaining 50% will be payable by issuing shares of Common Stock.

Transaction and related costs, consisting primarily of professional fees, directly related to the acquisition, totaled approximately $28 thousand for the three months ended March 31, 2022. All transaction and related costs were expensed as incurred and are included in general and administrative expenses.

The Company has prepared purchase price allocations for the business combination with Lab Society on a preliminary basis. Changes to those allocations may occur as additional information becomes available during the respective measurement period (up to one year from the acquisition date). Fair values still under review as of March 31, 2022 include values assigned to identifiable intangible assets and goodwill.

The following table sets forth the components and the allocation of the purchase price for the business combination:

(In thousands)
Purchase price consideration:
Estimated closing proceeds	$4,002
Transaction expenses	80
Closing buyer shares	1,904
Holdback buyer shares	816
Earn-out consideration	1,420
Estimated working capital adjustment	(255)
Fair value of total consideration transferred	7,967
Total purchase price, net of cash acquired	$7,401

Fair value allocation of purchase price:
Cash and cash equivalents	$565
Accounts receivable	511
Inventory	2,130
Prepaid expenses and other current receivables	55
Right of use assets, net	304
Property and equipment, net	177
Prepaid and refundable taxes	194
Accounts payable, accrued expenses, and other current liabilities	(1,224)
Deferred revenue	(963)
Deferred tax liability	(237)
Finance lease liabilities, current	(36)
Finance lease liabilities, noncurrent	(35)
Operating lease liabilities, current	(112)
Operating lease liabilities, noncurrent	(192)
Acquired intangible assets	2,462
Goodwill	4,368
Total purchase price	$7,967

Identified intangible assets consist of trade names, technology, and customer relationships. The fair value of intangible assets and the determination of their respective useful lives were made in accordance with ASC 805 and are outlined in the table below:

(In thousands)	Asset Value	Useful Life
Identified intangible assets:
Trade names	$317	5 years
Acquired developed technology	1,432	8 years
Customer relationships	713	6 years
Total identified intangible assets	$2,462

The Company’s initial fair value estimates related to the various identified intangible assets of Lab Society were determined under various valuation approaches including the Income Approach, Relief-from-Royalty Method, and Discounted Cash Flow Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multiyear period, as well as determine the weighted-average cost of capital to be used as a discount rate.

The Company amortizes its intangible assets assuming no residual value over periods in which the economic benefit of these assets is consumed.

The amount of revenue of Lab Society included in the consolidated statement of operations from the acquisition date of February 1, 2022 to March 31, 2022 was $1.5 million.

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

The aggregate consideration for the Interest Purchase and the Merger consisted of: (a) the sum of $30 million in cash, plus consideration payable to holders of outstanding Sinclair equity awards, subject to certain adjustments for working capital, cash and indebtedness, payable in connection with the Interest Purchase; (b) the number of shares of Common Stock, subject to adjustment, equal to the quotient of (i) $20.0 million divided by (ii) the volume weighted-average price per share of Common Stock on The Nasdaq Capital Market for the 30 consecutive trading days ending on the Execution Date (the “VWAP Price”), issuable in connection with the Merger; and (c) the True-Up Buyer Shares, if any (as defined below), issuable in connection with the Merger.

The Purchase Agreement includes customary post-closing adjustments, representations and warranties and covenants of the parties. The Sinclair Members may become entitled to additional shares of Common Stock (the “True-Up Buyer Shares”) and cash (together with the True-Up Buyer Shares, the “Aggregate True-Up Payment) based on the eligible net revenues (as defined in the Purchase Agreement) achieved by the Cascade and Precision businesses during the fiscal year ending December 31, 2021. However, in no event shall the aggregate purchase price paid by the Company pursuant to the terms of the Purchase Agreement, taking into account any Aggregate True-Up Payment in favor of the Sinclair Members, exceed $65.0 million. During the fourth quarter of 2021, the fair value of the contingent earn-out consideration totaled $5.4 million based on Sinclair Members achieving certain revenue targets.

Transaction and related costs, consisting primarily of professional fees, directly related to the acquisition, totaled approximately $38 thousand for the three months ended March 31, 2022. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses. The purchase price allocation for the business combination has been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the measurement period (up to one year from the acquisition date).

The following table sets forth the components and the allocation of the purchase price for the business combination:

(In thousands)
Purchase price consideration:
Cash paid to Sinclair Members at close	$23,000
Cash contributed to escrow accounts at close	7,000
Cash paid for excess net working capital	1,430
Stock issued at close	14,535
Fair value of contingent consideration to be achieved	3,953
Fair value of total consideration transferred	49,918
Total purchase price, net of cash acquired	$48,630

Fair value allocation of purchase price:
Cash and cash equivalents	$1,288
Accounts receivable	897
Inventory	6,761
Prepaid expenses and other current receivables	1,736
Property and equipment, net	970
Right of use assets, net	730
Capitalized web costs, net	2
Accounts payable and accrued expenses	(9,223)
Deferred revenue	(5,419)
Long-term debt	(1,961)
Operating lease liabilities, current	(392)
Operating lease liabilities, noncurrent	(362)
Acquired intangible assets	9,889
Goodwill	45,002
Total purchase price	$49,918

Identified intangible assets consist of trade names, technology, non-compete agreements, and customer relationships. The fair value of intangible assets and the determination of their respective useful lives were made in accordance with ASC 805 and are outlined in the table below:

(In thousands)	Asset Value	Useful Life
Identified intangible assets:
Trade names	$1,260	6 to 7 years
Acquired developed technology	3,818	5 years
Non-compete agreements	1,202	5 years
Customer relationships	3,609	7 to 8 years
Total identified intangible assets	$9,889

The Company’s initial fair value estimates related to the various identified intangible assets were determined under various valuation approaches including the Income Approach, Relief-from-Royalty Method, and Discounted Cash Flow Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multiyear period, as well as determine the weighted-average cost of capital to be used as a discount rate.

The Company amortizes its intangible assets assuming no residual value over periods in which the economic benefit of these assets is consumed.

Acquisition of PurePressure

On December 31, 2021, the Company entered into a Membership Interest Purchase Agreement (the “Pure Purchase Agreement”) with PurePressure, LLC, a Colorado Limited liability company (“PurePressure”) and the members of PurePressure (collectively, the “Members”), Benjamin Britton as the Member Representative thereunder, and each of the Members. Concurrently with the execution of the Pure Purchase Agreement, the Company consummated the acquisition of all the outstanding equity interests of PurePressure, such that immediately after the consummation of such purchase, PurePressure became a wholly-owned subsidiary of the Company (the “Acquisition”).

The aggregate consideration for the Acquisition consisted of: (a) $4.0 million in cash, subject to certain adjustments for working capital, cash and indebtedness of PurePressure at closing; (b) 329,179 shares of Common Stock (the “Buyer Shares”); and (c) the Earn-out Consideration (as defined below), to the extent earned.

The Company withheld 88,878 of the Buyer Shares issuable to certain Members (the “Holdback Buyer Shares”) for the purpose of securing any post-closing adjustment owed to the Company and any claim for indemnification or payment of damages to which the Company may be entitled under the Pure Purchase Agreement. The Holdback Buyer Shares will be released following the twelve-month anniversary of the Closing Date in accordance with and subject to the conditions of the Pure Purchase Agreement.

The Pure Purchase Agreement includes customary post-closing adjustments, representations and warranties and covenants of the parties. The Members may become entitled to additional consideration with a value of up to $3.0 million based on the eligible net revenues achieved by the PurePressure business during the fiscal years ending December 31, 2022 and December 31, 2023, of which 40% will be payable in cash and the remaining 60% will be payable by issuing shares of Common Stock (collectively, the “Earn-out Consideration”).

Transaction and related costs, consisting primarily of professional fees, directly related to the acquisition, totaled approximately $562 thousand for the three months ended March 31, 2022. All transaction and related costs were expensed as incurred and are included in general and administrative expenses.

The purchase price allocation for the business combination has been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement period (up to one year from the acquisition date). Fair values still under review as of March 31, 2022 include values assigned to identifiable intangible assets and goodwill.

The following table sets forth the components and the allocation of the purchase price for the business combination:

(In thousands)
Purchase price consideration:
Estimated closing proceeds	$3,613
Indebtedness paid	320
Transaction expenses	115
Closing buyer shares	2,211
Holdback buyer shares	654
Earn-out consideration	707
Estimated working capital adjustments	330
Fair value of total consideration transferred	7,950
Total purchase price, net of cash acquired	$7,647

Fair value allocation of purchase price:
Cash and cash equivalents	$303
Accounts receivable, net	48
Inventory	1,537
Property and equipment, net	219
Right of use assets, net	191
Prepaid expenses and other current receivables	61
Other non-current assets	16
Accounts payable and accrued expenses	(765)
Deferred revenue	(762)
Operating lease liabilities, current	(117)
Operating lease liabilities, noncurrent	(74)
Finance lease liabilities, current	(4)
Finance lease liabilities, noncurrent	(10)
Notes payable, current	(260)
Notes payable, noncurrent	(12)
Acquired intangible assets	3,037
Goodwill	4,542
Total purchase price	$7,950

Identified intangible assets consist of trade names, technology, and customer relationships. The fair value of intangible assets and the determination of their respective useful lives were made in accordance with ASC 805 and are outlined in the table below:

(In thousands)	Asset Value	Useful Life
Identified intangible assets:
Trade name	$227	5 years
Acquired developed technology	1,093	8 years
Customer relationships	1,717	5 years
Total identified intangible assets	$3,037

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

Note 15 – Debt

The Company’s debt consisted of:

	March 31, 2022	December 31, 2021

Note payable – SPA Note	$65,000	$—
PPP Loan	794	804
Other notes payable (1)	1,487	297
Total debt	67,281	1,101
Less: unamortized debt discount	(13,157)	—
Total debt, net of debt discount	54,124	1,101
Less: current portion, net of current unamortized debt discount	(2,970)	(1,089)
Long-term debt	$51,154	$12

(1)	Other notes payable relates to one-year insurance premium that was financed over nine-months.

Note Payable

Securities Purchase Agreement

On March 14, 2022, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor, in a private placement transaction, in exchange for the payment by the Investor of $65 million, less applicable expenses, as set forth in the Securities Purchase Agreement, (i) a SPA Note in an aggregate principal amount of $65 million, and (ii) a warrant (the “SPA Warrant”) to purchase up to an aggregate of 6,881,108 shares of Common Stock.

The SPA Note is a senior secured obligation of the Company and ranks senior to all indebtedness of the Company. The Company will be required to make amortization payments equal to 4.0% of the original principal amount of the SPA Note on the first day of each calendar month starting on February 1, 2023 and extending through the maturity date of March 1, 2026 (the “Maturity Date”), at which time all remaining outstanding principal and accrued but unpaid interest will be due. The SPA Note has a stated interest rate of 6.75% per year, and the Company is required to pay interest on March 1, June 1, September 1, and December 1 of each calendar year through the Maturity Date. Following the one-year anniversary of the SPA Note’s issuance, the Company may, in lieu of paying interest in cash, pay such interest in kind, in which case interest on the SPA Note will be calculated at the rate of 8.75% per year and will be added to the principal amount of the SPA Note.

At any time following the one-year anniversary of the SPA Note’s issuance, the Company may prepay all (but not less than all) of the SPA Note by redemption at a price equal to 106.75% of the then-outstanding principal amount under the SPA Note, plus accrued but unpaid interest. The Investor will also have the option of requiring the Company to redeem the SPA Note if the Company undergoes a fundamental change at a price equal to 107% of the then-outstanding principal amount under the SPA Note, plus any accrued interest.

The Securities Purchase Agreement provides for up to two additional closings subject to certain conditions set forth in the Securities Purchase Agreement and on substantially the same terms as the initial closing. Each subsequent closing would result in the issuance of a senior secured note with an original principal amount of $35.0 million and warrants to purchase shares of Common Stock for up to 65% of such principal amount divided by the closing price of Common Stock on the trading day immediately prior to such subsequent closing.

The SPA Note imposes certain customary affirmative and negative covenants upon the Company, as well as covenants that (i) restrict the Company and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, (ii) restrict the ability of the Company and its subsidiaries from making certain investments, subject to specified exceptions, (iii) restrict the declaration of any dividends or other distributions, subject to specified exceptions, (iv) require the Company to maintain specified earnings and adjusted EBITDA targets, and (v) require the Company to maintain minimum amounts of cash on hand. If an event of default under the SPA Note occurs, the Investor can elect to redeem the SPA Note for cash equal to 115% of the then-outstanding principal amount of the SPA Note (or such lesser principal amount accelerated by the Investor), plus accrued and unpaid interest, including default interest, which accrues at a rate per year equal to 15% from the date of a default or event of default.

Until the date the SPA Note is fully repaid, the Investor has, subject to certain exceptions, the right to participate for up to 30% of any debt, Preferred Stock or equity-linked financing of the Company or its subsidiaries.

Each SPA Warrant issued in the initial closing has an exercise price of $6.75 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, is immediately exercisable, has a term of five and one-half years from the date of issuance and is exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the SPA Warrant (the “SPA Warrant Shares”), in which case the SPA Warrant is also exercisable on a cashless exercise basis at the Investor’s election. The Securities Purchase Agreement requires the Company to file resale registration statements with respect to the SPA Warrant Shares as soon as practicable and in any event within 45 days following the initial closing and any subsequent closings.

The SPA Warrant provides that in no event will the number of shares of Common Stock issued upon exercise of the SPA Warrant result in the Investor’s beneficial ownership exceeding 4.99% of the Company’s shares outstanding at the time of exercise (which percentage may be decreased or increased by the Investor, but to no greater than 9.99%, and provided that any increase above 4.99% will not be effective until the sixty-first day after notice of such request by the Investor to increase its beneficial ownership limit has been delivered to the Company).

The Securities Purchase Agreement also contains customary representations and warranties of the Company and the Investor. There is no material relationship between the Company or its affiliates and the Investor other than in respect of the Securities Purchase Agreement, the SPA Note and the SPA Warrant.

The following table provides a breakdown of the note payable balances as of March 31, 2022:

(In thousands)	Balance at January 1, 2022	Additions	Payments	Amortization of Debt Discount	Balance at March 31, 2022
Direct issuance costs	$—	2,669	—	(20)	$2,649

Accrued interest expense	$—	(98)	—	—	$(98)

Principal	$—	$65,000	$—	$—	$65,000
Notes payable, discount	—	(13,258)	—	(101)	(13,157)
Net carrying amount	$—	$51,742	$—	$(101)	$51,843

The following table summarizes short-term and long-term portion of the SPA Note as of March 31, 2022:

(In thousands)	Short-Term	Long-Term	Notes payable, net

Direct issuance costs	$833	$1,816	$2,649

Principal	$5,200	$59,800	$65,000
Unamortized discount	(4,511)	(8,646)	(13,157)
Net carrying amount	$689	$51,154	$51,843

As of March 31, 2022, future minimum payments were as follows:

Years ending December 31 (In thousands),

Remaining 2022	$—
2023	28,600
2024	31,200
2025	5,200
Total future payments	$65,000

Paycheck Protection Program Loan

Paycheck Protection Program Loans under the Coronavirus Aid, Relief, and Economic Security Act

In May 2020, the Company entered into a PPP Loan with Bank of America pursuant to the PPP under the CARES Act administered by the SBA.

The Company received total proceeds of approximately $779 thousand from the unsecured PPP Loan, which is scheduled to mature on May 7, 2022. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The Company’s submission to have the remaining $779 thousand PPP Loan forgiven is currently being reviewed by the SBA. If the remaining principal amount from the $779 thousand PPP Loan is not forgiven in full, the Company would be obligated to repay any principal amount not forgiven and interest accrued thereon. As of March 31, 2022 and December 31, 2021, all of our PPP Loan balances were reported as current portion of long-term debt in the accompanying consolidated balance sheets.

PurePressure SBA Debt

As part of the acquisition of PurePressure, $159 thousand of debt remained outstanding from a standard SBA loan as of December 31, 2021. This debt has subsequently been paid as a part of the PurePressure acquisition.

Note 16 — Convertible Promissory Notes

On January 11, 2021, the Company’s Board of Directors and shareholders approved the amendment to the conversion formula of the Convertible Promissory Notes (the “Convertible Notes”) issued by the Company on dates between August 2020 and November 2020. Pursuant to the amendment, immediately prior to the consummation of a public transaction, the outstanding principal amount of the Convertible Notes, together with all accrued and unpaid interest, shall convert into a number of fully paid and non-assessable shares of Common Stock, at a conversion price of $7.72.

While the original conversion feature was bifurcated from the host instrument, the Company determined that the amended conversion feature would not require bifurcation. Since the accounting for the conversion feature changed because of the amendment, the Company applied extinguishment accounting pursuant to its accounting policy.

Accordingly, the Company recognized a gain on extinguishment of $2.7 million in connection with the derecognition of the net carrying amount of the extinguished debt of $19.6 million (inclusive of $13.1 million of principal, $7.1 million of derivative liabilities, less $587 thousand of debt discount) and the recognition of the $16.9 million fair value of the new convertible notes (including the same principal amount of $13.1 million plus the $3.8 million fair value of the beneficial conversion feature).

On February 1, 2021, in conjunction with the closing of the Company’s IPO, the Convertible Notes in the aggregate principal amount of $13.1 million were converted into 1,697,075 shares of Common Stock at the election of the Company at a conversion price of $7.72 per share.

Note 17 — Capital Structure

On January 9, 2020, the Company increased its authorized number of shares of Common Stock to 53,000,000, consisting of: 50,000,000 shares of Common Stock, and 3,000,000 shares of Preferred Stock. At that time, it also designated 100,000 shares of the 3,000,000 authorized shares of Preferred Stock, as Series A Convertible Preferred Stock (“Series A Preferred Stock”).

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

Amendment of Conversion Formulas

On January 11, 2021, the Company’s Board of Directors approved the amendment to the conversion formula of the Series A Preferred Stock and Convertible Notes. After the amendment:

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

2.	immediately prior to the consummation of a public transaction, the outstanding principal amount of the Convertible Notes together with all accrued and unpaid interest shall convert into a number of fully paid and non-assessable shares of Common Stock equal to the quotient of (i) the outstanding principal amount of the Convertible Notes together with all accrued and unpaid interest thereunder immediately prior to such public transaction divided by (ii) a conversion price of $7.72 (after the reverse split taking effect).

On January 11, 2021, the Company’s shareholders approved the amendment to the Series A Preferred Stock.

Initial Public Offering

On February 1, 2021, the Company completed an IPO for the sale of 5,400,000 shares of Common Stock at a price of $10.00 per share. The Company also granted the underwriters: (a) a 45-day option to purchase up to 810,000 additional shares of Common Stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO, and (b) warrants to purchase 162,000 shares of Common Stock (equal to 3% of the aggregate number of shares of Common Stock issued in the IPO) at an exercise price of $12.50 per share (which is equal to 125% of the IPO price). Subsequently, the underwriters exercised the over-allotment option, and on February 4, 2021, the Company closed on the sale of an additional 810,000 shares of Common Stock for a price of $10.00 per share and granted to the underwriters warrants to purchase 24,300 additional shares of Common Stock (equal to 3% of the amount of shares issued as part of the exercised of the over-allotment option) at an exercise price of $12.50 per share. The exercise of the over-allotment option brought the total number of shares of Common Stock sold by the Company in connection with the IPO to 6,210,000 shares and the total net proceeds received in connection with the IPO to approximately $57.0 million, after deducting underwriting discounts and estimated offering expenses.

Immediately prior to the closing of the Company’s IPO, all outstanding shares of Series A Preferred Stock and Convertible Notes were converted into 1,373,038 shares of Common Stock and 1,697,075 shares of Common Stock, respectively, at a conversion price of $7.72 per share.

Subsequent Public Offering

On February 19, 2021, the Company consummated a secondary public offering (the “February Offering”) for the sale of 5,555,555 shares of Common Stock for a price of $13.50 per share. The Company also granted the underwriters: (a) a 45-day option to purchase up to 833,333 additional shares of Common Stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the February Offering, and (b) warrants to purchase 166,667 shares of Common Stock (equal to 3% of the aggregate number of shares of Common Stock issued in the February Offering) at an exercise price of $16.875 per share (which is equal to 125% of the February Offering). Subsequently, the underwriters exercised the over-allotment option, and on March 22, 2021, the Company closed on the sale of an additional 833,333 shares of Common Stock for a price of $13.50 per share and granted to the underwriters warrants to purchase 25,000 additional shares of Common Stock (equal to 3% of the amount of shares issued as part of the exercised of the over-allotment option) at an exercise price of $16.875 per share. The exercise of the over-allotment option brought the total number of shares of Common Stock sold by the Company in connection with the February Offering to 6,388,888 shares and the total net proceeds received in connection with the February Offering to approximately $80.0 million, after deducting underwriting discounts and estimated offering expenses.

Private Placement

On January 25, 2022, the Company entered into a Securities Purchase Agreement (the “Securities Agreement”) with an institutional investor and other accredited investors for the sale by the Company of (i) 2,450,350 shares (the “SA Shares”) of Common Stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 1,570,644 shares of Common Stock and (iii) warrants to purchase up to an aggregate of 3,015,745 shares of Common Stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “SA Warrants”), in a private placement offering. The combined purchase price for one share of Common Stock (or one Pre-Funded Warrant) and accompanying fraction of a Common Warrant was $6.80.

Subject to certain ownership limitations, the SA Warrants are exercisable six months from issuance. Each Pre-Funded Warrant was exercisable into one share of Common Stock at a price per share of $0.001 (as adjusted from time to time in accordance with the terms thereof). Each Common Warrant is exercisable into one share of Common Stock at a price per share of $7.48 (as adjusted from time to time in accordance with the terms thereof) and will expire on the fifth anniversary of the initial exercise date. The institutional investor that received the Pre-Funded Warrants fully exercised such warrants in March 2022.

Raymond Chang, Chairman and Chief Executive Officer of the Company, and Stuart Wilcox, a member of the Company’s Board of Directors, participated in the private placement on essentially the same terms as other investors, except for having a combined purchase price of $6.90 per share.

The gross proceeds to the Company from the private placement were approximately $27.3 million, before deducting the placement agent’s fees and other offering expenses, and excluding the proceeds, if any, from the exercise of the SA Warrants.

Issuance of Common Stock in Connection with Acquisitions

On October 1, 2021, the Company issued an aggregate of 666,403 shares of its Common Stock to the Precision and Cascade shareholders in connection with the Company’s acquisition of Precision and Cascade. Refer to Note 14 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

On December 31, 2021, the Company issued an aggregate of 240,301 shares of its Common Stock to the PurePressure shareholders in connection with the Company’s acquisition of PurePressure. Refer to Note 14 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

On February 1, 2022, the Company issued an aggregate of 297,929 shares of its Common Stock to the Lab Society shareholders in connection with the Company’s acquisition of Lab Society. Refer to Note 14 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

2020 Omnibus Equity Incentive Plan

On December 18, 2020, the Company’s Board of Directors, and on January 11, 2021, the Company’s stockholders, adopted and approved the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2019 Stock Option Plan (the “2019 Plan”). The 2020 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and non-employee consultants of the Company or its affiliates. The aggregate number of shares of Common Stock that may be reserved and available for grant and issuance under the 2020 Plan is 4,533,732 shares. Shares will be deemed to have been issued under the 2020 Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the 2019 Plan or the 2020 Plan expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2020 Plan. The 2020 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors.

Stock-based Compensation

The Company’s stock option compensation expense was $953 thousand and $2.1 million for the three months ended March 31, 2022 and 2021, respectively, and there was $3.4 million of total unrecognized compensation cost related to unvested options granted under the Company’s options plans as of March 31, 2022. This stock option expense will be recognized through 2025.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying Common Stock, expected option life, and expected volatility in the market value of the underlying Common Stock. No stock options were granted during the three months ended March 31, 2022.

The following table summarizes the Company’s assumptions used in the valuation of options granted during the year ended December 31, 2021:

Volatility	40%
Risk-free interest rate	1.10% – 1.63%
Dividend yield	0.00%
0% Expected life (years)	10
Forfeiture rate	0.00%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities with a term similar to the expected term. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. The Company calculates the expected volatility of the stock price based on the corresponding volatility of the Company’s peer group stock price for a period consistent with the underlying instrument’s expected term. The expected lives for such grants were based on the simplified method for employees and directors.

In arriving at stock-based compensation expense, the Company estimates the number of stock-based awards that will be forfeited due to employee turnover. The Company’s forfeiture assumption is based primarily on its employee turnover historical experience. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the Company’s financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to expense recognized in the Company’s financial statements. The expense the Company recognizes in future periods will be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period.

Stock Option Activity

As of March 31, 2022, there were 516,033 shares of Common Stock available to be granted under the Company’s 2020 Plan.

The following table presents option activity under the Company’s stock option plans for the three months ended March 31, 2022 and 2021:

(In thousands, except share and per share data)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	3,133,109	$3.51	$—
Granted	1,200,934	12.79
Exercised	(174,223)	2.51
Forfeited	(276,723)	3.67
Expired	(4,076)	2.28
Options outstanding at March 31, 2021	3,879,021	$6.42	$—

Options outstanding at January 1, 2022	3,564,289	7.18	$12,527
Granted	—	—
Exercised	(4,220)	2.30
Forfeited	(151,641)	6.85
Expired	(53,425)	17.73
Options outstanding at March 31, 2022	3,355,003	$7.03	$2,445

Options vested and exercisable as of March 31, 2022	2,112,370	$5.54
Options vested and expected to vest as of March 31, 2022	3,193,314	$6.90

The following table summarizes information about options vested and exercisable at March 31, 2022:

	Options Vested and Exercisable
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$2.28	842,021	8.14	$2.28
$4.86	834,717	8.57	$4.86
$7.68-$14.49	435,632	8.82	$13.12

The following table summarizes information about options expected to vest after March 31, 2022:

	Options Vested and Expected to Vest
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$2.28	1,014,500	8.14	$2.28
$4.86	1,075,058	8.57	$4.86
$7.68-$14.49	1,103,755	8.82	$13.14

Warrants

As of March 31, 2022, warrants to purchase 10,156,052 shares of Common Stock were outstanding. The following table presents the Company’s warrant activity for the three months ended March 31, 2022 and 2021:

	Number of Warrants	Weighted-Average Exercise Price
Warrants outstanding at December 31, 2020	828,171	$0.02
Granted	377,968	0.02
Exercised	(934,295)	0.02
Warrants outstanding at March 31, 2021	271,844	$0.02
Warrants outstanding at December 31, 2021	271,844	$0.02
Granted	11,467,496	6.02
Exercised	(1,583,288)	0.00
Warrants outstanding at March 31, 2022	10,156,052	$6.80

The Company received proceeds from the exercise of warrants of less than $1 thousand and $5 thousand during the three months ended March 31, 2022 and March 31, 2021, respectively.

Note 18 — Employee Benefit Plan

The Company maintains an employee’s savings and retirement plan under Section 401(k) of the Internal Revenue Code (the “401k Plan”). All full-time U.S. employees become eligible to participate in the 401k Plan. The Company’s contribution to the 401k Plan is discretionary. During the three months ended March 31, 2022 and 2021, the Company did not contribute to the 401k Plan.

Note 19 — Income Taxes

The Company’s effective income tax rate was 2.0% and 0.0% for the three months ended March 31, 2022 and 2021, respectively. The provision for (benefit from) income taxes was approximately $(200) thousand and $0 for the three months ended March 31, 2022 and 2021, respectively. The difference between the Company’s effective tax rates for the 2022 and 2021 periods and the U.S. statutory tax rate of 21% was primarily due a valuation allowance recorded against certain deferred tax assets. The change in the provision for (benefit from) income taxes for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a discrete income tax benefit of approximately $(200) thousand recorded during the first quarter of 2022, which is attributable to a non-recurring partial release of the Company's U.S. valuation allowance as a result of the Lab Society acquisition.

Note 20 — Net Loss Per Share

Net loss per share calculations for all periods have been adjusted to reflect the Company’s Reverse Stock Split. Net loss per share was calculated based on the weighted-average number of its Common Stock then outstanding.

Basic net loss per share is calculated using the weighted-average number of Common Stock outstanding during the periods. Net loss per share, assuming dilution, is calculated using the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including Common Stock equivalents and convertible securities. Net loss per share, assuming dilution, is equal to basic net loss per share because the effect of dilutive securities outstanding during the periods, including options and warrants computed using the treasury stock method, is anti-dilutive.

The components of basic and diluted net loss per share were as follows:

	Three Months ended March 31,
(In thousands, except share and per share data)	2022	2021
Numerator:
Net loss attributable to Agrify Corporation	$(8,882)	$(3,810)
Accrued dividend attributable to Preferred A Stockholders	—	(61)
Net loss available for common shareholders	$(8,882)	$(3,871)
Denominator:
Weighted-average common shares outstanding – basic and diluted	24,589,113	11,568,105
Net loss per share attributable to Common Stockholders – basic and diluted	$(0.36)	$(0.33)

As of March 31, 2022 and 2021, the Company excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of Common Stock which would be issued upon conversion in the respective years shown below:

	Three months ended March 31,
	2022	2021
Options outstanding	3,355,003	3,879,021
Warrants outstanding	10,156,052	965,907
	13,511,055	4,844,928

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

As the implicit interest rate in its leases was generally not known, the Company’s used its incremental borrowing rate as the discount rate for purposes of determining the present value of its lease liabilities. At March 31, 2022, the Company’s weighted-average discount rate utilized for its leases was 7.32%.

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

Additional information on the Company’s lease activity, for the three months ended March 31, 2022 and 2021, is as follows:

	Three Months ended March 31,
(In thousands)	2022	2021
Operating lease cost	$254	$14
Finance lease cost:
Amortization of right-of-use assets	48	45
Interest on lease liabilities	9	12
Short-term lease cost	—	—
Total lease cost	$311	$71

	March 31, 2022	March 31, 2021
Weighted-average remaining lease term – operating leases	2.27 years	1.81 years
Weighted-average remaining lease term – finance leases	2.78 years	3.73 years
Weighted-average discount rate – operating leases	6.63%	8.13%
Weighted-average discount rate – finance leases	8.01%	8.10%

(In thousands)	March 31, 2022	December 31, 2021

Right-of-use assets, net	$1,962	$1,859

Operating lease liabilities, current	911	814
Operating lease liabilities, non-current	689	704
Total operating lease liabilities	$1,600	$1,518

Finance lease liabilities, current	$182	$156
Finance lease liabilities, non-current	275	293
Total finance lease liabilities	$457	$449

Maturities of operating and finance lease liabilities as of March 31, 2022 are as follows:

Years ending December 31 (In thousands),	Operating lease	Finance lease

Remaining 2022	$705	$163
2023	606	194
2024	250	92
2025	107	50
2026	63	16
Total minimum lease payments	1,731	515
Less imputed interest	(131)	(58)
Total lease liabilities	$1,600	$457

Legal Proceedings

On January 5, 2021, the Company received a demand letter from Nicholas Cooper and Richard Weinstein, (two of the Company’s former employees), and one of Mr. Cooper’s affiliated entities, asserting that Messrs. Cooper and Weinstein were entitled to compensation arising out of their employment by the Company, and their partial ownership of TriGrow Systems, LLC which had been acquired by the Company. The demand letter asserts that Messrs. Cooper and Weinstein are due certain sales commissions under their applicable bonus plan, equity earn-outs based on certain sales targets, and various equity purchases through the Company’s employee stock ownership plan. The demand letter also asserts various employment claims, including but not limited to, statutory wage withholding violations, wrongful termination, breach of contract, breach of the duty of good faith and fair dealing, fraud in the inducement, promissory estoppel, minority shareholder oppression, breach of fiduciary duty, unjust enrichment, and violations of state and federal securities laws.

On January 19, 2021, Messrs. Cooper and Weinstein filed a lawsuit against the Company in the United States District Court for the Western District of Washington, alleging the same claims made in their demand letter based on the facts disclosed above. The plaintiffs are seeking relief in the form of monetary damages in an amount to be determined. Messrs. Cooper and Weinstein are also seeking relief in the form of reinstatement and Mr. Weinstein is seeking rescission of his previously executed Release of Claims Agreement. On March 10, 2021, the Company moved to dismiss all Messrs. Cooper and Weinstein’s claims, asserting that the claims failed to allege legal grounds for relief. On May 12, 2021, a Magistrate issued a preliminary Report and Recommendation, which recommended dismissal of certain of Messrs. Cooper and Weinstein’s claims, and recommended others for additional factual discovery. On July 27, 2021, a District Judge entered an order partially adopting the Report and Recommendation, dismissing one claim with prejudice, dismissing a second claim with leave to amend, and permitting the remaining claims to proceed.

Additionally, on July 29, 2021, the Company filed a separate arbitration in Boston, Massachusetts against Messrs. Cooper and Weinstein, in which the Company alleges that Messrs. Cooper and Weinstein were liable for certain conduct during the time they were TriGrow employees, including breach of fiduciary duty, unjust enrichment, usurpation of corporate opportunity, conversion, fraudulent concealment, and false representation. Also on July 29, 2021, the Company submitted a claim for indemnification to certain legacy TriGrow Systems, LLC. shareholders. The claim for indemnification relates to conduct by Messrs. Cooper and Weinstein during the time they were TriGrow employees. The Company does not believe these claims have any merit, and intends to vigorously defend its position.

Supply Agreement with Mack Molding Co.

In December 2020, the Company entered into a five-year supply agreement with Mack Molding Co. (“Mack”) pursuant to which Mack will become a key supplier of VFUs. In February 2021, the Company placed a purchase order with Mack amounting to approximately $5.2 million towards initial production of VFUs during 2021. In September 2021, the Company increased the purchase order with Mack to approximately $11.5 million towards production of VFUs during 2021 and 2022. The Company believes the supply agreement with Mack will provide the Company with increased scaling capabilities and the ability to more efficiently meet the potential future demand of its customers. The supply agreement contemplates that, following an introductory period, the Company will negotiate a minimum percentage of the VFU requirements that the Company will purchase from Mack each year based on the agreed-upon pricing formula. The introductory period is not time-based but rather refers to the production of an initial number of units after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. The Company believes this approach will result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack.

Distribution Agreements with Related Party

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

Committed Purchase Agreement with Greenstone Holdings

On December 29, 2021, Greenstone Holdings purchased 239 VFUs from the Company of which 60 VFUs were already in Greenstone Holdings possession under a lease agreement. Under the lease agreement, Greenstone Holdings owed Agrify a production service fee of $300 per pound of flower produced and contained an option to purchase the equipment within the lease agreement. The term of this agreement was for ten years, but it was terminated upon signing the purchase agreement for the 239 VFUs. There is no remaining obligation under the lease agreement. The remaining 179 VFUs were shipped to Greenstone Holdings storage facility on December 30, 2021 and December 31, 2021.

Note 22 — Related Parties

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

The following table describes the net purchasing (sales) activity with entities identified as related parties to the Company:

	Three Months ended March 31,
(In thousands)	2022	2021
Bluezone	$5	$—
4D Bios (1)	—	447
Cannae Policy Group	25	—
Topline Performance Group	32	—
NEIA	(634)	(5,460)
Greenstone Holdings	(637)	—
Valiant Americas, LLC	4,951	1,077
Living Greens Farm	—	(58)

(1)	Purchases from 4D for the three months ended March 31, 2021 include $384 thousand for a down payment on inventory orders.

The following table summarizes net related party (payable) receivable as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Cannae Policy Group	$—	$(8)
Cannaquip	(21)	(21)
Greenstone Holdings	12,446	11,177
Living Greens Farm	34	34
NEIA	1,344	3,500
Valiant Americas, LLC	—	(922)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Quarterly Report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 31, 2022 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K in the section entitled “Risk Factors” in the Annual Report on Form 10-K for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this Quarterly Report on Form 10-Q. The following should also be read in conjunction with the unaudited financial statements and notes thereto that appear elsewhere in this report.

Except as otherwise indicated herein or as the context otherwise requires, references in this quarterly report to “we,” “us,” “our,” “Company,” and “Agrify” refer to Agrify Corporation, a Nevada corporation.

Overview

We are a developer of proprietary precision hardware and software grow solutions for the indoor commercial agriculture industry and provides equipment and solutions for cultivation, extraction, post-processing, and testing for the cannabis and hemp industries. We believe we are the only company with an automated and fully integrated grow solution in the industry. Our Agrify “Precision Elevated™” cultivation solution seamlessly combines our integrated hardware and software offerings with a broad range of associated services including consulting, engineering, and construction and is designed to deliver the most complete commercial indoor farming solution available from a single provider. The totality of our product offerings and service capabilities forms an unrivaled ecosystem in what has historically been a highly fragmented market. As a result, we believe we are well situated to create a dominant market position in the indoor agriculture sector.

Agrify Corporation was incorporated in the state of Nevada on June 6, 2016, originally incorporated as Agrinamics, Inc. (or “Agrinamics”). On September 16, 2019, Agrinamics amended its articles of incorporation to reflect a name change to Agrify Corporation.

Our corporate headquarters are located in Billerica, Massachusetts. We also lease properties located within various geographic regions in which we conduct business, including Colorado, Georgia, Massachusetts, Michigan, and Oregon.

Reverse Stock Split

On January 12, 2021, we effected a 1-for-1.581804 reverse stock split on our Common Stock. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless otherwise indicated.

Recent Business Developments

Private Placement

On January 25, 2022, we entered into a Securities Purchase Agreement (the “Securities Agreement”) with an institutional investor and other accredited investors for the sale by us of (i) 2,450,350 shares (the “SA Shares”) of the our Common Stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 1,570,644 shares of Common Stock and (iii) warrants to purchase up to an aggregate of 3,015,745 shares of Common Stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “SA Warrants”), in a private placement offering. The combined purchase price for one share of Common Stock (or one Pre-Funded Warrant) and accompanying fraction of a Common Warrant was $6.80.

Subject to certain ownership limitations, the SA Warrants are exercisable six months from issuance. Each Pre-Funded Warrant is exercisable into one share of Common Stock at a price per share of $0.001 (as adjusted from time to time in accordance with the terms thereof). Each Common Warrant is exercisable into one share of Common Stock at a price per share of $7.48 (as adjusted from time to time in accordance with the terms thereof) and will expire on the fifth anniversary of the initial exercise date. The institutional investor that received the Pre-Funded Warrants fully exercised such warrants in March 2022.

Raymond Chang, our Chairman and Chief Executive Officer, and Stuart Wilcox, a member of our Board of Directors, participated in the private placement on essentially the same terms as other investors, except for having a combined purchase price of $6.90 per share.

The gross proceeds to us from the private placement were approximately $27.3 million, before deducting the placement agent’s fees and other offering expenses, and excluding the proceeds, if any, from the exercise of the SA Warrants.

Acquisition of Lab Society

On February 1, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LS Holdings Corp. (“Lab Society”), Lab Society NewCo, LLC, a newly formed wholly-owned subsidiary of the Company (“Merger Sub”), Michael S. Maibach Jr. as the Owner Representative thereunder, and each of the shareholders of Lab Society (collectively, the “Owners”), pursuant to which we agreed to acquire Lab Society. Concurrently with the execution of the Merger Agreement, we consummated the merger of Lab Society with and into Merger Sub, with Merger Sub surviving such merger as a wholly-owned subsidiary of the Company (the “Lab Society Acquisition”).

The aggregate consideration for the Lab Society Acquisition consisted of: (a) $4.0 million in cash, subject to certain adjustments for working capital, cash and indebtedness of Lab Society at closing; (b) 425,611 shares of Common Stock (the “Buyer Shares”); and (c) the Earn-out Consideration (as defined below), to the extent earned.

We withheld 127,682 of the Buyer Shares issuable to the Owners (the “Holdback Lab Buyer Shares”) for the purpose of securing any post-closing adjustment owed to us and any claim for indemnification or payment of damages to which we may be entitled under the Merger Agreement. The Holdback Lab Buyer Shares shall be released following the twelve-month anniversary of the Closing Date in accordance with and subject to the conditions of the Merger Agreement.

The Merger Agreement includes customary post-closing adjustments, representations and warranties and covenants of the parties. The Owners may become entitled to additional consideration with a value of up to $3.5 million based on the eligible net revenues achieved by the Lab Society business during the fiscal years ending December 31, 2022, and December 31, 2023, of which 50% will be payable in cash and the remaining 50% will be payable by issuing shares of Common Stock.

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

Our initial fair value estimates related to the various identified intangible assets were determined under various valuation approaches including the Income Approach, Relief-from-Royalty Method, and Discounted Cash Flow Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multiyear period, as well as determine the weighted-average cost of capital to be used as a discount rate.

We amortize our intangible assets assuming no residual value over periods in which the economic benefit of these assets is consumed.

Securities Purchase Agreement

On March 14, 2022, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which, among other things, we agreed to issue and sell to the Investor, in a private placement transaction (the “Private Placement”), in exchange for the payment by the Investor of $65 million, less applicable expenses as set forth in the Securities Purchase Agreement, (i) a senior secured promissory note in an aggregate principal amount of $65 million (the “SPA Note”), and (ii) a warrant (the “SPA Warrant”) to purchase up to an aggregate of 6,881,108 shares of Common Stock.

The SPA Note will be a senior secured obligation of us and ranks senior to all indebtedness of us. We will be required to make amortization payments equal to 4.0% of the original principal amount of the SPA Note on the first day of each calendar month starting on February 1, 2023 and extending through the maturity date of March 1, 2026 (the “Maturity Date”), at which time all remaining outstanding principal and accrued but unpaid interest will be due. The SPA Note has a stated interest rate of 6.75% per year, and we will be required to pay interest on March 1, June 1, September 1, and December 1 of each calendar year through and including the Maturity Date. Following the one-year anniversary of the SPA Note’s issuance, we may, in lieu of paying interest in cash, pay such interest in kind, in which case interest on the SPA Note will be calculated at the rate of 8.75% per year and will be added to the principal amount of the SPA Note.

At any time following the one-year anniversary of the SPA Note’s issuance, we may prepay all (but not less than all) of the SPA Note by redemption at a price equal to 106.75% of the then-outstanding principal amount under the SPA Note plus accrued but unpaid interest. The Investor will also have the option of requiring us to redeem the SPA Note if we undergo a fundamental change at a price equal to 107% of the then-outstanding principal amount under the SPA Note plus any accrued interest thereon.

The Securities Purchase Agreement provides for up to two additional closings subject to certain conditions set forth in the Securities Purchase Agreement and on substantially the same terms as the initial closing. Each subsequent closing would result in the issuance of a senior secured note with an original principal amount of $35.0 million and warrants to purchase shares of Common Stock equal to 65% of such principal amount divided by the closing price of Common Stock on the trading day immediately prior to such subsequent closing.

The SPA Note will impose certain customary affirmative and negative covenants upon us, as well as covenants that (i) restrict us and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, (ii) restrict the ability of us and its subsidiaries from making certain investments, subject to specified exceptions, (iii) restrict the declaration of any dividends or other distributions, subject to specified exceptions, (iv) require us to maintain specified earnings and adjusted EBITDA targets, and (v) require us to maintain minimum amounts of cash on hand. If an event of default under the SPA Note occurs, the Investor can elect to redeem the SPA Note for cash equal to 115% of the then-outstanding principal amount of the SPA Note (or such lesser principal amount accelerated by the Investor), plus accrued and unpaid interest, including default interest, which accrues at a rate per year equal to 15% from the date of a default or event of default.

Until the date the SPA Note is fully repaid, the Investor will, subject to certain exceptions, have the right to participate for up to 30% of any debt, Preferred Stock or equity-linked financing of us or its subsidiaries.

Each SPA Warrant to be issued in the initial closing will have an exercise price of $6.75 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be immediately exercisable, has a term of five and one-half years from the date of issuance and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrant (the “SPA Warrant Shares”), in which case the SPA Warrant shall also be exercisable on a cashless exercise basis at the Investor’s election. The Securities Purchase Agreement requires us to file resale registration statements with respect to the SPA Warrant Shares as soon as practicable and in any event within 45 days following the initial closing and any subsequent closings.

The SPA Warrant will provide that in no event will the number of shares of Common Stock issued upon exercise of the SPA Warrant result in the Investor’s beneficial ownership exceeding 4.99% of our shares outstanding at the time of exercise (which percentage may be decreased or increased by the Investor, but to no greater than 9.99%, and provided that any increase above 4.99% will not be effective until the sixty-first day after notice of such request by the Investor to increase its beneficial ownership limit has been delivered to us).

The Securities Purchase Agreement also contains customary representations and warranties of us and the Investor. There is no material relationship between us or its affiliates and the Investor other than in respect of the Securities Purchase Agreement, the SPA Note and the SPA Warrant.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions about collection of accounts and notes receivable, the valuation and recognition of stock-based compensation expense, valuation allowance for deferred tax assets and useful life of fixed assets and intangible assets.

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

Revenue Recognition

Overview

We generate revenue from the following sources: (1) equipment sales, (2) providing services and (3) construction contracts.

In accordance with ASC 606 “Revenue Recognition”, we recognize revenue from contracts with customers using a five-step model, which is described below:

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

Identify performance obligations that are distinct

A performance obligation is a promise by us to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and our promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

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

Significant Judgments

We enter into contracts that may include various combinations of equipment, services and construction, which are generally capable of being distinct and accounted for as separate performance obligations. Contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once we determine the performance obligations, it determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. We then allocate the transaction price to each performance obligation in the contract based on the SSP. The corresponding revenue is recognized as the related performance obligations are satisfied.

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

We utilize the cost-plus margin method to determine the SSP for equipment and build-out services. This method is based on the cost of the services from third parties, plus a reasonable markup that we believe is reflective of a market-based reseller margin.

We determine the SSP for services in time and materials contracts by observable prices in standalone services arrangements.

We estimate variable consideration in the form of royalties, revenue share, monthly fees, and service credits are estimated at contract inception and updated at the end of each reporting period if additional information becomes available. Variable consideration is typically not subject to constraint. Changes to variable consideration were not material for the periods presented.

If a contract has payment terms that differ from the timing of revenue recognition, we will assess whether the transaction price for those contracts include a significant financing component. We have elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, we impute interest on such contracts at an agreed upon interest rate and will present the financing components separately as financial income. For the three months ended March 31, 2022 and 2021, we did not have any such financial income.

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

We receive payment from customers based on specified terms that are generally less than 30 days from the satisfaction of performance obligations. There are no contract assets related to performance under the contract. The difference in the opening and closing balances of our deferred revenue primarily results from the timing difference between our performance and the customer’s payment. We fulfill obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. Accounts receivables are recorded when the customer has been billed or the right to consideration is unconditional. We recognize deferred revenue when consideration has been received or an amount of consideration is due from the customer, and we have a future obligation to transfer certain proprietary products.

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

The fair value estimates related to the various identified intangible assets were determined under various valuation approaches including the Income Approach, Relief-from-Royalty Method, and Discounted Cash Flow Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multiyear period, as well as determine the weighted-average cost of capital to be used as a discount rate.

Goodwill and Intangible Assets

Amortization of acquired intangible assets is the result of the acquisition of TriGrow, which occurred in 2020, the acquisition of Sinclair which occurred in 2021, the acquisition of PurePressure, which also occurred in 2021, and the acquisition of Lab Society, which occurred in 2022. As a result of these transactions, customer relationships, acquired developed technology, non-compete agreements and trade names were identified as intangible assets, and are amortized over their estimated useful lives.

We recognize the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized but is tested for impairment annually on December 2 or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. The Company has determined it is a single reporting unit for the purpose of conducting the goodwill impairment assessment. A goodwill impairment charge is recorded if the amount by which the Company’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in the Company’s market value as a result of a significant decline in the Company’s stock price. There have been no impairment charges recorded for three months ended March 31, 2022 and 2021, respectively.

Capitalization of Internal Software Development Costs

We capitalize certain software engineering efforts related to the continued development of Agrify Insights software under ASC 985-20. Costs incurred during the application development phase are only capitalized once technical feasibility has been established and the work performed will result in new or additional functionality. The types of costs capitalized during the application development phase include employee compensation, as well as consulting fees for third-party software developers working on these projects. Costs related to the research and development are expensed as incurred until technical feasibility is established as well as post-implementation activities. Internal-use software is amortized on a straight-line basis over the estimated useful life of the asset, which ranges from two to five years.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and March 31, 2021:

	Three Months ended March 31,
(In thousands, except share and per share data)	2022	2021
Revenue	$26,021	$7,008
Cost of goods sold	21,851	7,548
Gross profit (loss)	4,170	(540)

General and administrative	9,759	4,458
Research and development	2,084	882
Selling and marketing	2,090	616
Total operating expenses	13,933	5,956
Loss from operations	(9,763)	(6,496)
Interest income (expense), net	682	(32)
Gain on extinguishment of notes payable	—	2,685
Other income (expense), net	682	2,653
Net loss before income taxes	(9,081)	(3,843)
Income tax benefit	(200)	—
Net loss	(8,881)	(3,843)
Income (loss) attributable to non-controlling interest	1	(33)
Net loss attributable to Agrify Corporation	$(8,882)	$(3,810)
Net loss per share attributable to Common Stockholders – basic and diluted	$(0.36)	$(0.33)
Weighted-average common shares outstanding – basic and diluted	24,589,113	11,568,105

Revenues

Our goal is to provide our customers with a variety of products to address their entire indoor agriculture needs. Our core product offering includes our Agrify Vertical Farming Units (or “VFUs”) and Agrify Integrated Grow Racks with our Agrify Insights software, which are supplemented with environmental control products, grow lights, facility build-out services and extraction equipment.

We continue to monitor and address COVID-19 pandemic impacts on our supply chain. Although the availability of various products is dependent on our suppliers, their locations, and the extent to which they are impacted by the COVID-19 pandemic, we are proactively working with manufacturers to meet the needs of our customers during the pandemic. Product shortages have generally led to increases in prices globally, with significant impacts to sales and interim profits.

We generate revenue from sales of cultivation solutions, including ancillary products and services, Agrify Insights software, facility build-outs and extraction equipment and solutions. We believe that our product mix form an integrated ecosystem which allows us to be engaged with our potential customers from early stages of the grow cycle — first during the facility build-out, to the choice of cultivation solutions, running the grow business with our Agrify Insights software and finally, our extraction, post-processing and testing services to transform harvest into a sellable product. We believe that delivery of each solution in the various stages in the process will generate sales of additional solutions and services.

The following table provides a breakdown of our revenue for the three months ended March 31, 2022 and 2021:

	Three Months ended March 31,
(In thousands)	2022	2021	Change	% Change
Cultivation solutions, including ancillary products and services	$382	$230	$152	66%
Agrify Insights software	1	8	(7)	(88)%
Facility build-outs	13,211	6,770	6,441	95%
Extraction solutions	12,427	—	12,427	100%
Total revenue	$26,021	$7,008	$19,013	271%

Revenues increased by $19.0 million, or 271% for the three months ended March 31, 2022 compared to the same period in 2021. The comparative increase in revenue was generated primarily from extraction solutions sales of equipment and services from our acquisition of Lab Society in 2022 and acquisitions of Precision, Cascade and PurePressure in 2021. Extraction division revenues totaled $12.4 million in the first quarter of 2022. Additionally, design and build revenues increased by $6.4 million due to the continued build-out of facilities under our TTK Solutions.

Cost of Goods Sold

Cost of goods sold represents a combination of the following: construction-related costs associated with our facility build-outs, internal and outsourced labor and material costs associated with the assembly of both cultivation equipment (primarily VFUs) and extraction equipment, as well as labor and parts costs associated with the sale or provision of other products and services.

The following table provides a breakdown of our cost of goods sold for the three months ended March 31, 2022 and 2021:

	Three Months ended March 31,
(In thousands)	2022	2021	Change	% Change
Cultivation solutions, including ancillary products and services	$405	$769	$(364)	(47)%
Agrify Insights software	—	—	—	—%
Facility build-outs	13,076	6,779	6,297	93%
Extraction solutions	8,370	—	8,370	100%
Total cost of goods sold	$21,851	$7,548	$14,303	189%

Cost of goods sold increased by $14.3 million, or 189%, for the three months ended March 31, 2022 compared to the same period in 2021. The comparative quarterly increase in cost of goods sold is associated with the increased amount of internal and outsourced labor and materials costs for the extraction solutions sales, combined with an increase in subcontractor construction costs related to our facility build-outs, including construction costs associated with design and build projects under our TTK Solutions.

Gross Profit (Loss)

	Three Months ended March 31,
(In thousands)	2022	2021	Change	% Change
Gross profit (loss)	$4,170	$(540)	$4,710	872%

Gross profit totaled $4.2 million, or 16.0% of total revenue during the three months ended March 31, 2022 compared to a gross loss of $(540) thousand, or (7.7)% of total revenue during the three months ended March 31, 2021. The comparative $4.7 million first-quarter year over year improvement in gross profit, as well as the comparative improvement in gross profit margin, is primarily attributable to the introduction of extraction solutions revenue in the first quarter of 2022, which contributes higher gross margins than those realized on our cultivation-related revenue, which includes our TTK Solutions design and build revenue. During the first quarter of 2022, we realized a gross profit margin of 33% associated with our extraction solutions revenue, while we realized a gross profit margin of approximately 1% on our cultivation-related revenues.

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

General and Administrative

	Three Months ended March 31,
(In thousands)	2022	2021	Change	% Change
General and administrative	$9,759	$4,458	$5,301	119%

General and administrative (“G&A”) expenses consist principally of salaries and related costs for personnel, including stock-based compensation and travel expenses, associated with executive and other administrative functions. Other G&A expenses include, but are not limited to, professional fees for legal, consulting, depreciation and amortization and accounting services, as well as facility-related costs.

G&A expense increased by $5.3 million, or 119%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase is attributable to payroll and related expenses increase of $2.5 million, an increase in acquisition-related expenses of $1.3 million, an increase in facility and other related expenses of $964 thousand, an increase in investor relations and directors’ and officers’ insurance of $592 thousand, an increase in depreciation and amortization of $865 thousand, which primarily reflects an increase in amortization associated with the identified intangible assets from our acquisition of Lab Society in 2022 and acquisitions of Precision, Cascade and PurePressure in 2021. These increases were partially offset by a reduction in stock compensation expense of $906 thousand.

Research and Development

	Three Months ended March 31,
(In thousands)	2022	2021	Change	% Change
Research and development	$2,084	$882	$1,202	136%

Research and development (“R&D”) expenses consisted primarily of costs incurred for the development of our Agrify Insights software and next generation VFUs, which includes:

●	employee-related expenses, including salaries, benefits, and travel;

●	expenses incurred by the subcontractor under agreements to provide engineering work related to the development of our next generation VFUs;

●	expenses related to our facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

R&D expense increased by $1.2 million, or 136%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase is attributable to the personnel and facility costs associated with the continued development of our VFUs, specifically related to improving the individual unit cooling and humidity environments.

We expect to continue to invest in future developments of our VFUs, Agrify Insights software and our extraction products. As a percentage of net revenue, R&D expenses were 8.0% of total revenue for the three months ended March 31, 2022, compared to 12.6% for the three months ended March 31, 2021. Although we continue to increase our investment in R&D activities, we expect R&D expense to decrease as a percentage of revenue due to our revenue growth.

Selling and Marketing

	Three Months ended March 31,
(In thousands)	2022	2021	Change	% Change
Selling and marketing	$2,090	$616	$1,474	239%

Selling and marketing expenses consist primarily of salaries and related costs of personnel, travel expenses, trade shows and advertising expenses.

Selling and marketing expenses increased by $1.5 million, or 239%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase is attributable to payroll and related expenses increase of $1.2 million and an increase in advertising and trade show expenses of $152 thousand and an increase in travel and other expenses of $155 thousand.

Other Income (Expense), Net

	Three Months ended March 31,
(In thousands)	2022	2021	Change	% Change
Interest income (expense), net	$682	$(32)	$714	2,231%
Gain on extinguishment of notes payable	—	2,685	(2,685)	(100)%
Total other income (expense), net	$682	$2,653	$(1,971)	(74)%

Interest income (expense), net increased by $714 thousand, or 2,231%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase in interest income is attributable mainly to interest from marketable securities and interest income from TTK Solutions.

Gain on extinguishment of notes payable decreased by $2.7 million, or 100%, for the three months ended March 31, 2022 compared to the same period in 2021.

Provision for (benefit from) Income Taxes

	Three Months ended March 31,
(In thousands)	2022	2021	Change	% Change
Provision for (benefit from) income taxes	$(200)	$—	$(200)	100%
Effective tax rate	2.0%	0.0%

The change in the provision for (benefit from) income taxes for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a discrete income tax benefit of $(200) thousand recorded during the first quarter of 2022, which is attributable to a non-recurring partial release of our U.S. valuation allowance as a result of the Lab Society acquisition.

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

Liquidity and Capital Resources

As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $63.4 million and $30 million in restricted cash. We believe such amount, together with the proceeds from the private placement that closed on January 28, 2022 and the senior secured debt facility that closed on March 24, 2022, will be sufficient to support our planned operations for at least the next 12 months. Our current working capital needs are to support revenue growth, to fund construction and equipment financing commitments associated with our TTK Solutions, manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements and capital expenditures. We anticipate that we will allocate a significant portion of our current balance of working capital to satisfy the financing requirements of our current and future TTK arrangements. These arrangements require a significant amount of upfront capital necessary to fund construction, associated with facility build-outs, and equipment. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

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

Indebtedness

We entered into one Loan Agreement and Promissory Note with Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. We received total proceeds of approximately $779 thousand from the unsecured PPP Loan which is scheduled to mature in May 2022. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. If the remaining principal amount is not forgiven in full, we would be obligated to repay any principal amount not forgiven and interest accrued thereon.

On March 14, 2022, we entered into a Securities Purchase Agreement with an institutional investor. The Purchase Agreement provides for of the issuance of a senior secured note (the “SPA Note”) in the aggregate amount of $65 million and a warrant exercisable 6,881,108 shares of Common Stock, with the potential for two potential subsequent closings for notes with an original principal amount of $35 million each. The initial closing pursuant to this debt facility occurred on March 24, 2022. The SPA Note is a senior secured obligation and ranks senior to all other indebtedness. We will be required to make amortization payments equal to 4.0% of the original principal amount of the SPA Note on the first day of each calendar month starting on February 1, 2023 and extending through the maturity date of March 1, 2026 (the “Maturity Date”), at which time all remaining outstanding principal and accrued but unpaid interest will be due. The SPA Note has an interest rate of 6.75% per year, and we will be required to pay interest on March 1, June 1, September 1, and December 1 of each calendar year through the Maturity Date. Following the one-year anniversary of the SPA Note’s issuance, we may, in lieu of paying interest in cash, pay such interest in kind, in which case interest on the SPA Note will be calculated at the rate of 8.75% per year and will be added to the principal amount of the SPA Note.

At any time following the one-year anniversary of the SPA Note’s issuance, we may prepay all (but not less than all) of the SPA Note by redemption at a price equal to 106.75% of the then-outstanding principal amount under the SPA Note plus any accrued but unpaid interest. The noteholder also has the option of requiring us to redeem the SPA Note if we undergo a fundamental change at a price equal to 107% of the then-outstanding principal amount under the SPA Note plus any accrued interest.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the three months ended March 31, 2022, and 2021:

(In thousands)	March 31, 2022	March 31, 2021
Net cash (used in) provided by:
Operating activities	$(34,171)	$(7,279)
Investing activities	(13,365)	(142)
Financing activities	90,727	137,197
Net increase in cash, cash equivalents, and restricted cash	$43,191	$129,776

Cash Flow from Operating Activities

For the three months ended March 31, 2022, we incurred a net loss of $(8.9) million, which included non-cash expenses of $1.1 million related to depreciation and amortization, $953 thousand in connection with the issuance and acceleration of stock options, debt issuance costs of $2.7 million, non-cash interest income of $406 thousand related to TTK Solutions, and gain attributed to non-controlling interest in the amount of $1 thousand. Net cash was reduced by a $838 thousand increase in accounts receivable, a $2.4 million decrease in deferred revenue, a $16.4 million increase in inventory due to demand forecast, and a $3.0 million increase in prepaid expenses, a $2.1 million increase in accrued expenses and other current liabilities and $2.7 million decrease in accounts payable.

For the three months ended March 31, 2021, we incurred a net loss of $(3.8) million, which includes non-cash expenses of $147 thousand related to depreciation and amortization, $2.1 million in connection with the issuance and acceleration of stock options, non-cash interest expenses of $33 thousand related to leases and the issuance of notes payable, partially offset by a gain of $2.7 million related to extinguishment of notes payable, loss attributed to non-controlling interest in the amount of $(33) thousand. Net cash was reduced by a $5.2 million increase in accounts receivable, a $3.3 million increase in prepaid inventory due to demand forecast, a $2.2 million increase in prepaid expenses, and a $96 thousand increase in deferred revenue, partially offset by a $7.4 million increase in accrued expenses ($6 million related to construction cots), and a $181 thousand increase in accounts payable.

Cash Flow from Investing Activities

Net cash used in investing activities primarily relates to net purchases of marketable securities, cash paid associated with the Company’s 2022 acquisition of Lab Society, the issuance of loans receivable in connection with the Company’s financing of construction and equipment under its TTK Solutions offering, and for purchases of property and equipment, expenditures, and purchase of marketable securities. The capital expenditures support growth and investment in property and equipment, to expand research, development, and testing capabilities and, to a lesser extent, the replacement of existing equipment.

For the three months ended March 31, 2022, net cash used in investing activities was $(13.4) million, which included cash outflows of $6.4 million in net purchases of marketable securities, $3.5 million paid in connection with our 2022 acquisitions of Lab Society, $12.5 million related to the issuance of TTK-related loans receivable, and $3.7 million of expenditures for property and equipment.

For the three months ended March 31, 2021, net cash used in investing activities was $(142) thousand for leasehold improvements, purchasing computer equipment and small machinery.

Cash Flow from Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities was $90.7 million. Net cash provided by financing activities was primarily driven by the Company’s two private placements during 2022. The Company received $65.0 million in net proceeds from our issuance of Common Stock and warrants in a private placement, and $25.8 million in net proceeds from our issuance of debt and warrants in a private placement. Additionally, the Company received $11 thousand in proceeds from the exercise of stock options and warrants. Each of the above inflows of cash was offset by $81 thousand in payments relating to financing leases.

For the three months ended March 31, 2021, net cash provided by financing activities was $137 million, attributable to $57 million proceeds from our initial IPO, $80 million from our secondary public offering, both net of fees, and proceeds from the exercise of options and warrants of $444 thousand, slightly offset by $47 thousand payments relating to financing leases.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are therefore not exposed to the financing, liquidity, market, or credit risk that could arise if we had engaged in those types of relationships.

Critical Accounting Policies and Estimates

Part I, Item, 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations and are recorded in the period in which they become known. We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: the fair value of derivative assets and liabilities, goodwill impairment assessment, revenue recognition and cost of goods sold.

The significant accounting policies and estimates that have been adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 - Summary of Significant Accounting Policies included in our 2021 Annual Report and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no changes in these policies and estimates that had a significant impact on the financial condition and results of operations for the periods covered in this Quarterly Report.

Recently Issued Accounting Pronouncements Adopted

For more information on recently issued accounting pronouncements are included within Note 3 – Recent Accounting Pronouncements, included elsewhere in the notes to consolidated financial statements covered under Part I, Item 1 of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements Not Yet Adopted

For more information on new accounting pronouncements not yet adopted are included within Note 3 – Recent Accounting Pronouncements, included elsewhere in the notes to consolidated financial statements covered under Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting previously identified in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and filed with the SEC on March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

We are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting, including hiring additional qualified personnel, further documentation and implementation of control procedures and the implementation of control monitoring. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the caption Legal Proceedings in Note 21 - Commitments and Contingencies to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which information is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors.

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
2.1†	Merger Agreement, dated as of February 1, 2022, among the Registrant, LS Holdings Corp., Lab Society NewCo, LLC, Michael S. Maibach Jr. as Owner Representative, and each of the Owners named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2022).
4.1	Form of Pre-Funded Warrant dated January 28, 2022 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022).
4.2	Form of Common Stock Purchase Warrant dated January 28, 2022 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022).
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2022).
4.4	Form of Senior Secured Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2022).
10.1†	Form of Securities Purchase Agreement, dated as of January 25, 2022, between the Registrant and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022.
10.2	Form of Registration Rights Agreement, dated as of January 25, 2022, between the Registrant and the Purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022.
10.3†	Form of Securities Purchase Agreement, dated as of March 14, 2022, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2022).
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1**	Section 1350 Certification of principal executive officer
32.2**	Section 1350 Certification of principal financial and accounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith in accordance with Item 601 (b)(32) of Regulation S-K.

†	Certain information has been omitted from this exhibit in reliance upon Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRIFY CORPORATION

By:	/s/ Raymond Chang
Raymond Chang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Timothy Oakes
Timothy Oakes
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 16, 2022