Form 10-Q
period 2022-06-30
Agrify Corp
filed 2022-08-15
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2022
Common Stock, $0.001 par value	26,591,438

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,608	$12,014
Restricted cash	30,000	—
Marketable securities	11,323	44,550
Accounts receivable, net of allowance for doubtful accounts of $2,740 and $1,415 at June 30, 2022 and December 31, 2021, respectively	10,468	7,222
Inventory, net of reserves of $1,871 and $942 at June 30, 2022 and December 31, 2021, respectively	41,871	20,498
Prepaid and refundable taxes	210	—
Prepaid expenses and other current assets	5,925	2,452
Total current assets	118,405	86,736
Loan receivable, net of allowance for doubtful accounts of $7,079 and $0 at June 30, 2022 and December 31, 2021, respectively	35,090	22,255
Property and equipment, net	11,932	6,232
Right-of-use, net	2,866	1,479
Goodwill	—	50,090
Intangible assets, net	—	14,072
Other non-current assets	2,920	1,184
Total assets	$171,213	$182,048
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,157	$9,151
Accrued expenses and other current liabilities	27,456	28,764
Operating lease liabilities, current	1,084	814
Long-term debt, current	9,615	1,089
Deferred revenue	3,753	3,772
Total current liabilities	46,065	43,590
Other non-current liabilities	236	318
Operating lease liabilities, non-current	1,908	704
Long-term debt	45,014	12
Total liabilities	93,223	44,624
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common Stock, $0.001 par value per share, 50,000,000 shares authorized, 26,591,430 and 22,207,103 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	25	21
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	238,854	196,013
Accumulated deficit	(161,258)	(58,975)
Total stockholders’ equity	77,621	137,059
Non-controlling interests	369	365
Total liabilities and stockholders’ equity	$171,213	$182,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Revenue (including $1,140, $10,895, $2,411 and $16,413 from related parties, respectively)	$19,329	$11,825	$45,350	$18,833
Cost of goods sold	17,717	11,298	39,568	18,846
Gross profit (loss)	1,612	527	5,782	(13)

General and administrative	19,378	4,399	29,137	8,857
Selling and marketing	2,332	782	4,422	1,398
Research and development	2,438	774	4,522	1,656
Change in contingent consideration	(907)	—	(907)	—
Impairment of goodwill and intangible assets	69,904	—	69,904	—
Total operating expenses	93,145	5,955	107,078	11,911
Loss from operations	(91,533)	(5,428)	(101,296)	(11,924)
Interest (expense) income, net	(1,927)	55	(1,245)	23
Other expenses	—	(63)	—	(63)
Gain on extinguishment of notes payable	—	—	—	2,685
Other (expense) income, net	(1,927)	(8)	(1,245)	2,645
Net loss before income taxes	(93,460)	(5,436)	(102,541)	(9,279)
Income tax benefit	(62)	—	(262)	—
Net loss	(93,398)	(5,436)	(102,279)	(9,279)
Income attributable to non-controlling interests	3	200	4	167
Net loss attributable to Agrify Corporation	$(93,401)	$(5,636)	$(102,283)	$(9,446)
Net loss per share attributable to Common Stockholders – basic and diluted	$(3.51)	$(0.28)	$(4.00)	$(0.57)
Weighted-average common shares outstanding – basic and diluted	26,582,104	20,344,278	25,591,114	16,661,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Preferred A Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity attributable to	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Agrify	Interests	Equity
Balance at January 1, 2021	4,211,677	$4	100,000	$—	$19,827	$(26,510)	$(6,679)	$225	$(6,454)
Stock-based compensation	—	—	—	—	2,135	—	2,135	—	2,135
Beneficial conversion feature associated with amended Convertible Promissory Notes	—	—	—	—	3,869	—	3,869	—	3,869
Conversion of Convertible Notes	1,697,075	2	—	—	13,098	—	13,100	—	13,100
Issuance of Common Stock – Initial Public Offering (“IPO”), net of fees	6,210,000	6	—	—	56,955	—	56,961	—	56,961
Issuance of Common Stock – Secondary public offering, net of fees	6,388,888	6	—	—	79,833	—	79,839		79,839
Conversion of Preferred A Stock	1,373,038	1	(100,000)	—	(1)	—	—	—	—
Exercise of options	174,223	—	—	—	439	—	439	—	439
Exercise of warrants	240,233	—	—	—	5	—	5	—	5
Net loss	—	—	—	—	—	(3,810)	(3,810)	(33)	(3,843)
Balance at March 31, 2021	20,295,134	$19	—	$—	$176,160	$(30,320)	$145,859	$192	$146,051
Stock-based compensation	—	—	—	—	931	—	931	—	931
Exercise of options	78,565	—	—	—	282	—	282	—	282
Net loss	—	—	—	—	—	(5,636)	(5,636)	200	(5,436)
Balance at June 30, 2021	20,373,699	$19	—	$—	$177,373	$(35,956)	$141,436	$392	$141,828

	Common Stock		Preferred A Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity attributable to	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Agrify	Interests	Equity
Balance at January 1, 2022	22,207,103	$21	—	$—	$196,013	$(58,975)	$137,059	$365	$137,424
Stock-based compensation	—	—	—	—	953	—	953	—	953
Issuance of Common Stock and warrants in private placement	2,450,350	2	—	—	25,795	—	25,797	—	25,797
Issuance of debt and warrants in private placement	—	—	—	—	13,230	—	13,230	—	13,230
Acquisition of Lab Society	297,929	—	—	—	1,903	—	1,903	—	1,903
Exercise of options	4,220	—	—	—	10	—	10	—	10
Exercise of warrants	1,583,288	2	—	—	(1)	—	1	—	1
Net loss	—	—	—	—	—	(8,882)	(8,882)	1	(8,881)
Balance at March 31, 2022	26,542,890	$25	—	$—	$237,903	$(67,857)	$170,071	$366	$170,437
Stock-based compensation	—	—	—	—	940	—	940	—	940
Exercise of options	4,286	—	—	—	10	—	10	—	10
Exercise of warrants	44,254	—	—	—	1	—	1	—	1
Net loss	—	—	—	—	—	(93,401)	(93,401)	3	(93,398)
Balance at June 30, 2022	26,591,430	$25	—	$—	$238,854	$(161,258)	$77,621	$369	$77,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss attributable to Agrify Corporation	$(102,283)	$(9,446)
Adjustments to reconcile net loss attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	2,193	313
Impairment on goodwill and intangible assets	69,904	—
Amortization of premium on investment securities	1,055	63
Amortization of debt discount	1,228	—
Interest on investment securities	(1,247)	(73)
Provision for doubtful accounts	8,630	—
Provision for slow-moving inventory	929	—
Debt issuance costs	2,422	—
Deferred income taxes	(262)	—
Compensation in connection with the issuance of stock options	1,893	3,066
Non-cash interest (income) expense	(1,010)	46
Gain on extinguishment of notes payable, net	—	(2,685)
Loss from disposal of fixed assets	8	25
Change in fair value of contingent consideration	(907)	—
Income attributable to non-controlling interests	4	167
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,305)	(11,122)
Inventory	(20,171)	(4,477)
Prepaid expenses and other current assets	(2,714)	(2,723)
Prepaid and refundable taxes	(16)	—
Right-of-use assets, net	86	25
Other non-current assets	(1,514)	—
Accounts payable	(4,943)	86
Accrued expenses and other current liabilities	(4,000)	12,841
Deferred (expense) revenue, net	(2,560)	57
Net cash used in operating activities	(57,580)	(13,837)

Cash flows from investing activities
Purchases of property and equipment	(6,398)	(1,102)
Purchase of securities	(211,030)	(50,280)
Proceeds from the sale of securities	214,449	—
Issuance of loan receivables	(20,443)	(483)
Cash paid for business combination, net of cash acquired	(3,513)	—
Net cash used in investing activities	(26,935)	(51,865)

Cash flows from financing activities
Proceeds from issuance of Common Stock and warrants in private placement	65,000	—
Proceeds from issuance of debt and warrants in private placement, net of fees	25,770	—
Proceeds from IPO, net of fees	—	56,961
Proceeds from Secondary public offering, net of fees	—	79,839
Proceeds from exercise of options	19	721
Proceeds from exercise of warrants	2	5
Short-term loan payable	2,513	—
Repayments of debt	(2,008)	—
Payments of financing leases	(187)	(94)
Net cash provided by financing activities	91,109	137,432
Net increase in cash and cash equivalents	6,594	71,730
Cash and cash equivalents at the beginning of period	12,014	8,111
Cash and cash equivalents at the end of period	$18,608	$79,841
Cash, cash equivalents, and restricted cash at end of period
Cash and cash equivalents	$18,608	$79,841
Restricted cash	30,000	—
Total cash, cash equivalents, and restricted cash at the end of period	$48,608	$79,841
Supplemental disclosures of non-cash investing activities
Equipment sold for loan receivable to customer	$—	$289

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Overview, Basis of Presentation and Significant Accounting Policies

Description of Business

Agrify Corporation (“Agrify” or the “Company”) is one of the most innovative providers of advanced cultivation and extraction solutions for the cannabis industry, bringing data, science, and technology to the forefront of the market. The Company’s proprietary micro-environment-controlled Agrify Vertical Farming Units (or “VFUs”) enable cultivators to produce the highest quality products with what it believes to be an unmatched consistency, yield, and Return on Investment (“ROI”) at scale. The Company’s comprehensive extraction product line, which includes hydrocarbon, ethanol, solventless, post-processing, and lab equipment, empowers producers to maximize the quantity and quality of extract required for premium concentrates.

The Company believes it’s the only company with an automated and fully integrated grow solution in the industry. The Company’s cultivation and extraction solutions seamlessly combines its integrated hardware and software offerings with a broad range of associated services including consulting, engineering, and construction and is designed to deliver the most complete commercial indoor farming solution available from a single provider. The totality of its product offerings and service capabilities forms an unrivaled ecosystem in what has historically been a highly fragmented market. As a result, the Company believes it’s well situated to create a dominant market position in the indoor agriculture sector.

The Company was formed in the State of Nevada on June 6, 2016 as Agrinamics, Inc., and subsequently changed its name to Agrify Corporation. The Company is sometimes referred to herein by the words “we,” “us,” “our,” and similar terminology.

The Company has nine wholly-owned subsidiaries, which are collectively referred to as the “Subsidiaries”:

●	AGM Service Corp LLC (formerly AGM Service Corp Inc.);

●	TriGrow Systems, LLC (“TriGrow”, which acted as the Company’s exclusive distributor and which was acquired in January 2020 as TriGrow Systems, Inc. and converted to TriGrow Systems, LLC in May 2020);

●	Ariafy Finance, LLC;

●	Agxiom, LLC;

●	Harbor Mountain Holdings, LLC (“HMH”) (acquired in July 2020);

●	Cascade Sciences, LLC (“Cascade”) (which was acquired by the Company on October 1, 2021);

●	Precision Extraction NewCo, LLC (“Precision”) (which was a newly formed subsidiary in connection with the October 1, 2021 acquisition of Mass2Media, LLC, d/b/a PX2 Holdings, LLC, d/b/a Precision Extraction Solutions and Cascade); and

●	PurePressure, LLC (“PurePressure”) (which was acquired by the Company on December 31, 2021); and

●	Lab Society NewCo, LLC (“Lab Society”) (which was a newly formed subsidiary in connection with the February 1, 2022 acquisition of LS Holdings Corp).

The Company also has ownership interests in the following companies:

●	Teejan Podoponics International LLC (“TPI”) (the Company has owned 50% of TPI since December 2018);

●	Agrify-Valiant, LLC (“Agrify-Valiant”) (the Company owns 60% of Agrify-Valient, which was formed in December 2019); and

●	Agrify Brands, LLC (“Agrify Brands”) (formerly TriGrow Brands, LLC) (the Company owns 75% of Agrify Brands, which ownership position was created as part of the January 2020 acquisition of TriGrow).

Reverse Stock Split

On January 12, 2021, the Company effected a 1-for-1.581804 reverse stock split (“Reverse Stock Split”) of its Common Stock, $0.001 par value per share (“Common Stock”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented unless otherwise indicated.

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

On February 19, 2021, the Company consummated a secondary public offering (the “February Offering”) of 5,555,555 shares of its Common Stock for a price of $13.50 per share, less certain underwriting discounts, and commissions. On March 22, 2021, the Company closed on the sale of an additional 833,333 shares of Common Stock on the same terms and conditions pursuant to the exercise of the underwriters’ over-allotment option. The exercise of the over-allotment option brought the total number of shares of Common Stock sold by the Company in connection with the February Offering to 6,388,888 shares and the total net proceeds received in connection with the February Offering to approximately $80 million, after deducting underwriting discounts and estimated offering expenses. The Company used the net proceeds from the IPO for its current working capital needs, to support revenue growth, to increase inventory, to meet customer demand forecasts, and to support operational growth.

Coronavirus (“COVID-19”) Pandemic Impact and Uncertainties

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility that may negatively affect its business operations and financial results. As a result, if the pandemic or its effects persist or worsen, its accounting estimates and assumptions could be impacted in subsequent interim reports and upon final determination at year-end, and it is reasonably possible such changes could be significant (although the potential effects cannot be estimated at this time). The Company has experienced minimal business interruption as a result of the COVID-19 pandemic. The COVID-19 pandemic to date has resulted in supply chain delays of its inventory, higher operating costs and increased shipping costs, among other impacts. As events surrounding the COVID-19 pandemic can change rapidly, the Company cannot predict how it may disrupt its operations or the full extent of the disruption.

The Paycheck Protection Program

In May 2020, the Company received an unsecured Paycheck Protection Program Loan (“PPP Loan”) from the Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), administered by the U.S. Small Business Administration (the “SBA”). The Company received total loan proceeds of approximately $779 thousand from the PPP Loan. The Company’s application for the forgiveness of the outstanding balance of the PPP Loan was denied by the SBA. On June 23, 2022, the Company received a letter from Bank of America agreeing to extend the maturity date to May 7, 2025 and bears interest at a rate of 1.00% per year. The PPP loan is payable in 34 equal combined monthly principal and interest payments of approximately $24 thousand commencing August 7, 2022.

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

The condensed consolidated financial statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated cash flows for the six months ended June 30, 2022 and 2021.

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

Basis of Presentation and Principles of Consolidation

Accounting for Wholly-Owned Subsidiaries

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Agrify Corporation and its wholly-owned subsidiaries, as described above in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Company includes results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances are eliminated.

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

Based on the Company’s analysis of these entities, the Company has determined that Agrify-Valiant, LLC and Agrify Brands, LLC are each a VIE, and that the Company is the primary beneficiary. While the Company owns 60% of Agrify-Valiant, LLC’s equity interests and 75% of Agrify Brands, LLC’s equity interests, the remaining equity interests in Agrify-Valiant, LLC and Agrify Brands, LLC are owned by unrelated third parties, and the agreement with these third parties provides the Company with greater voting rights. Accordingly, the Company consolidates its interest in the financial statements of Agrify-Valiant, LLC and Agrify Brands, LLC under the VIE rules, and reflects the third parties’ interests in the consolidated financial statements as a non-controlling interest. The Company records this non-controlling interest at its initial fair value, adjusting the basis prospectively for the third parties’ share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holders based on its economic ownership percentage. The investment in 50% of the shares of TPI is treated as an equity investment as the Company cannot exercise significant influence.

Going Concern

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern”, the Company’s management evaluated whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the financial statements’ issuance date. The following matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The Company has incurred operating losses since its inception and has negative cash flows from operations. The Company also has an accumulated deficit of $161.3 million as of June 30, 2022. In addition, for the quarter ending June 30, 2022, the Company will recognize significant impairment charges to the carrying value of its goodwill and intangible assets and will be in default of certain financial debt covenants associated with its $65 million senior secured promissory note (the “SPA Note”). As a result of its default, the Company is actively working to restructure its existing SPA Note in order to avoid having the note called by the lender. If the lender were to call the debt instrument due to the default, the Company would not have sufficient cash on hand as of June 30, 2022 to pay off the existing debt and default penalty amounts. Cash on hand is approximately $59.9 million, while the debt liability, including the potential default penalty, would be approximately $75.0 million as of June 30, 2022.

Subsequent to the end of the second quarter of 2022, the Company reached an agreement in principle with its institutional lender to amend its existing SPA Note and to modify certain financial covenants which, once complete, should give the Company additional flexibility to operate and meet its long-term strategic goals while also allowing it to responsibly adjust to the many challenges currently facing the cannabis industry.

These financial statements have been prepared on a going concern basis, which implies the Company believes these conditions raise substantial doubt about its ability to continue as a going concern within the next twelve-months from the date these financial statements are available to be issued. The Company’s continuation as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until the Company begins generating sufficient cash flows from operations to meet its obligations.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Fiscal Year

For the Company and its Subsidiaries, the fiscal year ends on December 31, each year.

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

As of June 30, 2022, the market value of Common Stock held by non-affiliates did not exceed $700 million.

Reclassifications

Certain amounts in the Company’s prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. In this Form 10-Q, the Company has reclassified selling, general and administrative expenses to two separate line items in the accompanying consolidated statement of operations as general and administrative expenses and selling and marketing expenses for the three and six months ended June 30, 2022 and 2021.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist principally of cash and deposits with maturities of three months or less as of June 30, 2022 and December 31, 2021. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash required to be held as collateral for the Company’s SPA Note. Accordingly, these balances contain restrictions as to their availability and usage and are classified as restricted cash in the consolidated balance sheets. Additional information relating to the Company’s SPA Note may be found in Note 9 – Debt, included elsewhere in the notes to the consolidated financial statements.

Marketable Securities

The Company’s marketable security investments primarily include investments held in mutual funds, municipal bonds, and corporate bonds. The mutual funds are recorded at fair value in the accompanying consolidated balance sheets as part of cash and cash equivalents. The municipal and corporate bonds are considered to be held-to-maturity securities and are recorded at amortized cost in the accompanying consolidated balance sheets. The fair value of these investments was estimated using recently executed transactions and market price quotations. The Company considers current assets to be those investments which will mature within the next 12 months, including interest receivable on the long-term bonds.

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

Concentration of Credit Risk and Significant Customer

Financial instruments that potentially subject the Company to a concentration of credit risk primarily consist of cash, cash equivalents, restricted cash, and accounts receivable. Cash equivalents primarily consist of money market funds with original maturities of three months or less, which are invested primarily with U.S. financial institutions. Cash deposits with financial institutions, including restricted cash, generally exceed federally insured limits. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.

The tables below show customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:

Revenue

For the three months ended June 30, 2022 and 2021, the Company’s customers that accounted for 10% or more of the total revenue were as follows:

	Three Months ended June 30, 2022		Three Months ended June 30, 2021
(In thousands)	Amount	% of Total Revenue	Amount	% of Total Revenue
New England Innovation Academy (“NEIA”) – Related Party	*	*	$10,895	92.1%
Company Customer Number – 139	$4,835	25.0%	*	*

*	Customer revenue, as a percentage of total revenue, was less than 10%

For the six months ended June 30, 2022 and 2021, the Company’s customers that accounted for 10% or more of the total revenue were as follows:

	Six Months ended June 30, 2022		Six Months ended June 30, 2021
(In thousands)	Amount	% of Total Revenue	Amount	% of Total Revenue
New England Innovation Academy (“NEIA”) – Related Party	*	*	$16,355	86.8%
Company Customer Number – 139	$8,628	19.0%	*	*
Company Customer Number – 136	$6,146	13.6%	*	*

*	Customer revenue, as a percentage of total revenue, was less than 10%

Accounts Receivable, Net

As of June 30, 2022 and December 31, 2021, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

	As of June 30, 2022		As of December 31, 2021
(In thousands)	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable

NEIA – Related Party	$2,414	23.1%	$3,498	48.4%
Company Customer Number - 126	$1,541	14.7%	$1,541	21.3%

*	Customer accounts receivable balance, as a percentage of total accounts receivable balance, was less than 10%

Inventories

The Company values all of its inventories, which consist primarily of significant raw material hardware components, at the lower of cost or net realizable value, with cost principally determined by the weighted-average cost method on a First-In, First-Out basis. Write-offs of potentially slow-moving or damaged inventory are recorded through specific identification of obsolete or damaged material. The company takes physical inventory at least once annually at all inventory locations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are recognized using the straight-line method over the estimated useful life of each asset, as follows:

Estimated Useful Life (Years)
Computer and office equipment	2 to 3
Furniture and fixtures	2
Software	3
Vehicles	5
Research and development of laboratory equipment	5
Machinery and equipment	3 to 5
Leased equipment at customer	5 to 13
Trade show assets	3 to 5
Leasehold improvements	Lower of estimated useful life or remaining lease term

The estimated useful lives of the Company’s property and equipment are periodically assessed to determine if changes are appropriate. The Company charges maintenance and repairs to expenses as incurred. When the Company retires or disposes of assets, the carrying cost of these assets and related accumulated depreciation or amortization are eliminated from the consolidated balance sheet and any resulting gain or loss are included in the consolidated statement of operations in the period of retirement or disposal. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.

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

During the three-month period ended June 30, 2022, the Company identified a potential impairment triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there may be an impairment to the carrying value of its long-lived assets and accordingly performed interim testing to determine the proper fair value of its long-lived assets as of June 30, 2022.

Based on its interim testing, the Company noted that the carrying value of equity exceeded the calculated fair value by an amount greater than the aggregate value of our goodwill and intangible assets. Accordingly, the Company concluded that the entire carrying value of its goodwill and intangible assets should be impaired, resulting in a second-quarter impairment charge of $69.9 million. Additional information regarding the Company’s interim testing on goodwill may be found in Note 7 – Intangible Assets, Net and Goodwill, included elsewhere in the notes to the consolidated financial statements.

Intangible Assets

The Company initially records intangible assets at their estimated fair values and reviews these assets periodically for impairment. Identifiable intangible assets, which consist principally of acquired customer-related acquired assets, acquired and/or developed technology, non-compete agreements, and trade names, are reported net of accumulated amortization, and are being amortized over their estimated useful lives at amortization rates that are proportional to each asset’s estimated economic benefit. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The Company reviews the carrying value of these intangible assets annually, or more frequently if indicators of impairment are present.

The finite-lived useful lives are as follows:

Trade names	5 to 7 years
Acquired developed technology	5 to 8 years
Non-compete agreements	5 years
Customer relationships	5 to 8 years
Capitalized website costs	3 to 5 years

In performing the review of the recoverability of intangible assets, the Company considers several factors, including whether there have been significant changes in legal factors or the overall business climate that could affect the underlying value of an asset. The Company also considers whether there is an expectation that the asset will be sold or disposed of before the end of its remaining estimated useful life. If, as the result of examining any of these factors, the Company concludes that the carrying value of the intangible asset exceeds its estimated fair value, the Company recognizes an impairment charge and reduces the carrying value of the asset to its estimated fair value.

During the three-month period ended June 30, 2022, the Company identified a potential impairment triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there may be an impairment to the carrying value of its long-lived assets and accordingly performed interim testing to determine the proper fair value of its long-lived assets as of June 30, 2022.

Based on its interim testing, the Company noted that the carrying value of equity exceeded the calculated fair value by an amount greater than the aggregate value of our goodwill and intangible assets. Accordingly, the Company concluded that the entire carrying value of its goodwill and intangible assets should be impaired, resulting in a second-quarter impairment charge of $69.9 million. Additional information regarding the Company’s interim testing on intangible assets may be found in Note 7 – Intangible Assets, Net and Goodwill, included elsewhere in the notes to the consolidated financial statements.

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

If the Company determines that an instrument is not a derivative liability, it then evaluates whether there is a beneficial conversion feature (“BCF”), by comparing the commitment date fair value to the effective current conversion price of the instrument. The Company records a BCF as a debt discount which is amortized to interest expense over the life of the respective note using the effective interest method. BCFs that are contingent upon the occurrence of a future event are recognized when the contingency is resolved.

Debt Issue Costs and Debt Discount

The Company may record debt issuance costs and/or debt discounts in connection with issuing of debt. The Company may cover these costs by paying cash or issuing equity (such as warrants). These costs are amortized to interest expense over the expected life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued by the Company, it may provide the debt holder with an original issue discount. The Company would record the original issue discount to debt discount, reducing the face amount of the note, and is then amortized to interest expense over the life of the debt.

Leases

The Company determines at the inception of a right-of-use asset contract if such arrangement is or contains a lease. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use asset and a lease liability on its consolidated balance sheet for all leases with an initial lease term of greater than 12 months. A lease with an initial term of 12 months or less is not recorded on the balance sheet, but related payments are recognized as an expense on a straight-line basis over the lease term.

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

Certain of the Company’s right-of-use asset leases include options to extend or terminate the lease. The amounts determined for the Company’s right-of-use assets and lease liabilities generally do not assume that renewal options or early-termination provisions, if any, are exercised unless it is reasonably certain that the Company will exercise such options.

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

The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified.

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

For contingent consideration arrangements, the Company recognizes a liability at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. Additional information regarding the Company’s contingent consideration arrangements may be found in Note 4 – Fair Value Measures, included elsewhere in the notes to the consolidated financial statements.

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

If a contract has payment terms that differ from the timing of revenue recognition, the Company will assess whether the transaction price for those contracts include a significant financing component. The Company has elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if the Company expects that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, the Company imputes interest on such contracts at an agreed-upon interest rate and will present the financing components separately as financial income. For the three months and six months ended June 30, 2022 and 2021, the Company did not have any such financial income.

Payment terms with customers typically require payment 30 days from the invoice date. The Company’s agreements with its customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise concern over delivered products or services, the Company has endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple-year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. The reserve for warranty returns is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development expenses include payroll, employee benefits and other expenses associated with product development. The Company incurs research and development costs associated with the development and enhancement of both hardware and software products associated with its cultivation and extraction equipment, as well as its SaaS-based software offering, Agrify Insights™ cultivation software.

Capitalization of Internal Software Development Costs

The Company capitalizes certain software engineering efforts related to the continued development of Agrify Insights™ cultivation software under ASC 985-20. Costs incurred during the application development phase are only capitalized once technical feasibility has been established and the work performed will result in new or additional functionality. The types of costs capitalized during the application development phase include employee compensation, as well as consulting fees for third-party software developers working on these projects. Costs related to the research and development are expensed as incurred until technical feasibility is established as well as post-implementation activities. Internal-use software is amortized on a straight-line basis over the estimated useful life of the asset, which ranges from two to five years.

Shipping and Handling Charges

The Company incurs costs related to shipping and handling of its manufactured products. These costs are expensed as incurred as a component of cost of goods sold. Shipping and handling charges related to the receipt of raw materials are also incurred, which are recorded as a cost of the related inventory.

Equity Method Investments

Investments in affiliates that are 50% or less owned by the Company for which the Company exercises significant influence but does not have control are accounted for on the equity method. The Company has investments in equity investments without readily determinable fair values, which represents investments in entities where the Company does not have the ability to significantly influence the operations of the entities.

An assessment of whether or not the Company (as a holder of 50% of TPI) has the power to direct activities that most significantly impact TPI’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of June 30, 2022 and December 31, 2021 and will be performed as of each subsequent reporting date. After each of these assessments, the Company concluded that the activities that most significantly impact TPI’s economic performance are the growth, marketing, sale, and distribution of products using TPI’s technology and IP, each of which are solely directed by TPI. Based on the consideration of these assessments, the Company concluded that the Company’s investment in TPI should be accounted for under the equity method.

The carrying value of the Company’s investment in TPI was $0 as of June 30, 2022 and December 31, 2021. The Company did not recognize revenue from TPI for the three and six months ended June 30, 2022 and June 30, 2021.

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

The Company follows the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2022, tax years 2016 through 2021 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Net Loss Per Share

The Company presents basic and diluted net loss per share attributable to Common Stockholders in conformity with the two-class method required for participating securities. The Company computes basic loss per share by dividing net loss available to Common Stockholders by the weighted-average number of common shares outstanding. Net loss available to Common Stockholders represents net loss attributable to Common Stockholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities as the holders of the participating securities do not have a contractual obligation to share in any losses. Diluted loss per share adjusts basic loss per share for the potentially dilutive impact of stock options and warrants. As the Company has reported losses for all periods presented, all potentially dilutive securities including stock options and warrants, are anti-dilutive and accordingly, basic net loss per share equals diluted net loss per share.

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

Note 2 — Revenue and Deferred Revenue

Revenue

During the three and six months ended June 30, 2022 and 2021, the Company generated revenue from the following sources: (1) equipment sales, (2) services sales and (3) construction contracts.

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

The following table provides the Company’s revenue disaggregated by the timing of revenue recognition:

	Three Months ended June 30,		Six Months ended June 30,
(In thousands)	2022	2021	2022	2021
Transferred at a point in time	$10,244	$1,124	$23,018	$1,353
Transferred over time	9,085	10,701	22,332	17,480
Total revenue	$19,329	$11,825	$45,350	$18,833

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and generally transfers to its customers the warranties it receives from its vendors, if any, which generally cover this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. The Company maintains a reserve for warranty returns of $579 thousand and $398 thousand for June 30, 2022 and December 31, 2021, respectively. The Company’s reserve for warranty returns is included in accrued expenses and other current liabilities in its consolidated balance sheets. Additional information regarding the Company’s warranty reserve may be found in Note 3 – Supplemental Consolidated Balance Sheet Information, included elsewhere in the notes to the consolidated financial statements.

Deferred Revenue

Changes in the Company’s current deferred revenue balance for the six months ended June 30, 2022 and the year ended December 31, 2021 were as follows:

(In thousands)	Six Months ended June 30, 2022	Year ended December 31, 2021
Deferred revenue – beginning of period	$3,772	$152
Additions	7,493	3,758
Interest income on deferred revenue	—	4
Recognized	(7,512)	(142)
Deferred revenue – end of period	$3,753	$3,772

Deferred revenue balances primarily consist of customer deposits on its cultivation and extraction solutions equipment. As of June 30, 2022 and December 31, 2021, all of the Company’s deferred revenue balances were reported as current liabilities in the accompanying consolidated balance sheets.

Note 3 – Supplemental Consolidated Balance Sheet Information

Accounts Receivable

Accounts receivable consisted of the following as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Accounts receivable, gross	$13,208	$8,637
Less allowance for doubtful accounts	(2,740)	(1,415)
Accounts receivable, net	$10,468	$7,222

NEIA, a related party, accounted for $2.4 million and $3.5 million of the Company’s accounts receivable, net as of June 30, 2022 and December 31, 2021, respectively.

The changes in the allowance for doubtful accounts consisted of the following:

(In thousands)	Six Months ended June 30, 2022	Year ended December 31, 2021
Allowance for doubtful accounts - beginning of period	$1,415	$54
Provision for doubtful accounts	1,553	1,187
Other adjustments	(228)	174
Allowance for doubtful accounts - end of period	$2,740	$1,415

Bad debt expense was $1.6 million and $0 for the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $0 for the six months ended June 30, 2022 and 2021, respectively.

Prepaid Expenses and Other Current Receivables

Prepaid expenses and other current receivables consisted of the following as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Prepaid insurance	$1,645	$492
Prepaid materials	208	—
Prepaid software	210	173
Prepaid expenses, other	772	541
Deferred costs	—	353
Deferred issuance costs, net	908	—
Other note receivables (1)	1,612	807
Other receivables, other	570	86
Total prepaid expenses and other current assets	$5,925	$2,452

(1)	Other note receivables relate to the current portion of one of its loan receivable balances related to the total turn-key solution (“TTK Solution”) program.

Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Computer and office equipment	$572	$473
Furniture and fixtures	505	385
Leasehold improvements	1,000	841
Machinery and equipment	990	898
Software	308	174
Vehicles	143	143
Research and development of laboratory equipment	254	163
Leased equipment at customer	602	619
Trade show assets	80	80
Total property and equipment, gross	4,454	3,776
Accumulated depreciation	(1,530)	(780)
Construction in progress	9,008	3,236
Total property and equipment, net	$11,932	$6,232

Depreciation expense for the three months ended June 30, 2022 and 2021 was $438 thousand and $109 thousand, respectively, and $817 thousand and $199 thousand for the six months ended June 30, 2022 and 2021, respectively.

Other Non-Current Assets

Other non-current assets consisted of the following as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Deferred debt issuance costs, non-current, net	$1,514	$—
Long-term deferred commissions expense	1,244	1,101
Security deposits	162	83
Total other non-current assets	$2,920	$1,184

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Accrued acquisition liability (1)	$10,579	$9,198
Sales tax payable (2)	5,724	5,290
Accrued construction costs	5,155	8,803
Compensation related fees	3,180	3,491
Accrued professional fees	1,348	1,104
Accrued warranty costs	579	398
Accrued consulting fees	133	75
Accrued inventory purchases	586	201
Financing lease liabilities	166	156
Accrued non-income taxes	—	48
Other current liabilities	6	—
Total accrued expenses and other current liabilities	$27,456	$28,764

(1)	Accrued acquisition liabilities include both the contingent consideration and the value of held back Common Stock associated with the 2022 acquisition of Lab Society and the 2021 acquisitions of Precision, Cascade and PurePressure.

(2)	Sales tax payable primarily represents identified sales and use tax liabilities arising from the acquisition of Precision and Cascade. These amounts are included as part of the initial purchase price allocations and are the subject matter of an indemnification claim under the Precision and Cascade acquisition agreement.

Warranty Accrual

The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs:

(In thousands)	Six Months ended June 30, 2022	Year ended December 31, 2021
Warranty accrual – beginning of period	$398	$—
Liabilities accrued for warranties issued during period	181	398
Warranty accrual – end of period	$579	$398

Note 4 — Fair Value Measures

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

At June 30, 2022 and December 31, 2021, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2022				December 31, 2021
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Mutual funds (included in cash and cash equivalents)	$—	$—	$—	$—	$178	$—	$—	$178
Municipal bonds	4,683	—	—	4,683	9,961	—	—	9,961
Corporate bonds	6,640	—	—	6,640	34,589	—	—	34,589
Total assets	$11,323	$—	$—	$11,323	$44,728	$—	$—	$44,728
Liabilities
Contingent consideration	$—	$—	$6,766	$6,766	$—	$—	$6,137	$6,137

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, and contingent consideration. Fair value information for each of these instruments is as follows:

●	Cash and cash equivalents, accounts receivable, accounts payable and deferred revenue liabilities fair values approximate their carrying values, due to the expected duration of these instruments.

●	Marketable securities classified as current held-to-maturity securities are recorded at amortized cost, which at June 30, 2022, approximated fair value.

●	The Company’s deferred consideration was recorded in connection with acquisitions during the first quarter of 2022 and fiscal 2021 using an estimated fair value discount at the time of the transaction. As of June 30, 2022 and December 31, 2021, the carrying value of the deferred consideration approximated fair value, respectively.

Marketable Securities

As of June 30, 2022, the Company held investments in mutual funds, municipal bonds and corporate bonds. The Company records mutual funds at fair value in the accompanying consolidated balance sheet as part of cash and cash equivalents. The municipal and corporate bonds are considered held-to-maturity securities and are recorded at amortized cost in the accompanying consolidated balance sheet. The fair values of these investments were estimated using recently executed transactions and market price quotations. The Company considers current assets those investments which will mature within the next 12 months including, interest receivable on the long-term bonds.

The composition of the Company’s marketable securities are as follows:

(In thousands)	June 30, 2022	December 31, 2021
Current marketable securities
Municipal bonds	$4,683	$9,961
Corporate bonds	6,640	34,589
	$11,323	$44,550

The amortized cost and estimated fair value of marketable securities as of June 30, 2022, are as follows:

(In thousands)	Amortized Cost	Unrealized Loss	Estimated Fair Value
Current marketable securities
Municipal bonds	$4,683	$(6)	$4,677
Corporate bonds	6,640	(3)	6,637
	$11,323	$(9)	$11,314

Contingent Consideration

The Company has classified its net liability for contingent earn-out considerations to the sellers relating to one acquisition completed during the first quarter of 2022 and two acquisitions completed during fiscal 2021. The fair value for the contingent consideration associated with these acquisitions is within Level 3 of the fair value hierarchy because the associated fair value is determined using significant unobservable inputs, which included the key assumptions to model future revenue, costs of goods sold and operating expense projections. A description of the Company’s acquisitions completed during the first quarter of 2022 and fiscal 2021 are included within Note 8 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

(In thousands)	Six Months ended June 30, 2022	Year ended December 31, 2021
Contingent consideration – beginning of period	$6,137	$—
Accrued contingent consideration	1,420	4,725
Accretion of contingent consideration	116	—
Change in estimated fair value	(907)	1,412
Contingent consideration – end of period	$6,766	$6,137

The Company included contingent consideration within accrued expenses and other current liabilities in its consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

See below for additional information related to each acquisition’s contingent consideration.

Contingent Consideration – Lab Society

The Company, in its review of actual revenue performance as compared to its originally projected revenue estimates, noted that Lab Society’s revenue trend is materially below the originally estimated revenue trends incorporated into the Company’s original fair value estimates at the time of the acquisition. As a result, the Company has reduced its fair value estimate of achievement for Lab Society’s first earn-out period. During the second quarter ended June 30, 2022, the Company reduced the estimated fair value of the contingent consideration liability associated with Lab Society’s first earn-out period by approximately $1.0 million. As required by ASC 805, the change in contingent consideration was recorded as a reduction in operating expenses during the second quarter of 2022.

Contingent Consideration – Precision and Cascade

The earn-out period for the potential contingent consideration to be earned by the former members of Precision and Cascade concluded on December 31, 2021. The Company, during the second quarter of 2022, increased the amount of the contingent consideration earned by the former members of Precision and Cascade by approximately $121 thousand, to reflect the final contingent consideration amount due. This amount, as required by ASC 805, was recorded as an increase in operating expenses during the second quarter of 2022. The Company has not yet paid the $5.6 million in total contingent consideration to the members of Precision and Cascade as of June 30, 2022. The Company expects to make payment on the contingent consideration in August 2022.

Note 5 — Loan Receivable

A portion of the capital raised from the Company’s IPO has been allocated to launch the Company’s TTK Solution program. The TTK Solution is the industry’s first-of-its-kind program in which the Company engages with qualified cannabis operators in the early phases of their business plans and provides critical support, typically over a 10-year period, which includes: access to capital for construction costs, the design and build-out of their cultivation and extraction facilities, state-of-the-art cultivation and extraction equipment, subscription to the Company’s Agrify Insights™ cultivation software, process design, training, implementation, proven grow recipes, product formulations, data analytics, and consumer branding, which will enable the Company’s customers to go to market faster and better.

During the quarter ended June 30, 2022, the Company established a reserve of approximately $7.1 million specifically related to Greenstone Holdings (“Greenstone”). The Company established the reserve based upon its review of Greenstone’s financial stability, which would impact collectability, which is primarily the result of unfavorable market conditions within the Colorado market. The Company will continue to monitor the operations of Greenstone in an effort to collect all outstanding receivables but due to the uncertain nature of Greenstone’s business at this time the Company has made the decision to place a reserve against the receivables. Greenstone is a related party as of June 30, 2022 and December 31, 2021.

The loan agreements entered into with customers receiving the TTK Solution generally provide for loans with maturity dates of approximately two to three years after the completion of the construction projects. Typically, the TTK Solution construction loans have interest rates ranging from 12% to 18% per year.

The breakdown of loans receivable by customer as of June 30, 2022 and December 31, 2021 is as follows:

(In thousands)	June 30, 2022	December 31, 2021
Company Customer Number 139 – TTK Solution	$14,730	$5,542
Greenstone – TTK Solution – Related Party	12,457	11,177
Company Customer Number 136 – TTK Solution	8,691	2,439
Company Customer Number 125 – TTK Solution	4,809	1,105
Company Customer Number 140 – TTK Solution	46	46
Company Customer Number 71 – Non-TTK Solution (1)	1,401	1,946
Other – Non-TTK Solutions	35	—
Greenstone – TTK Solution – Related Party – Allowance for doubtful accounts (2)	(7,079)	—
Total loan receivable	$35,090	$22,255

(1)	The current portion of loan receivable are included within Note 3 – Supplemental Consolidated Balance Sheet Information, included elsewhere in the notes to the consolidated financial statements.

(2)

The Greenstone allowance for doubtful accounts balance consisted of capital advances, accrued interest and VFUs sales. See below for more detailed information about the Greenstone TTK Solution transaction and the current reserve balance.

At this time, the Company is not aware of, nor has it identified any risk or potential performance failure associated with any of its other TTK Solution arrangements with the noted exception of the Greenstone TTK Solution, as described above.

The Company analyzed whether any of the above customers are a VIE in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. Based on the Company’s analysis, the Company has determined that Greenstone is a VIE. As of June 30, 2022, two of the Company’s employees own approximately 36.6% of the equity of Greenstone, however, since the Company is not the primary beneficiary and does not hold significant influence over Greenstone business decisions, the Company is not required to consolidate Greenstone.

Note 6 — Inventory

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

Inventory consisted of the following as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Raw materials	$16,405	$6,393
Prepaid inventory	9,429	2,237
Finished goods	17,908	12,810
Inventory, gross	43,742	21,440
Inventory reserves	(1,871)	(942)
Total inventory, net	$41,871	$20,498

Inventory Reserves

The Company establishes an inventory reserve for obsolete, slow-moving, and defective inventory. The Company calculates inventory reserves for obsolete, slow-moving, or defective items as the difference between the cost of inventory and its estimated net realizable value. The reserves are based upon management’s expected method of disposition.

Changes in the Company’s inventory reserve are as follows:

(In thousands)	Six Months ended June 30, 2022	Year ended December 31, 2021
Inventory reserves – beginning of period	$942	$—
Increase in inventory reserves	929	942
Inventory reserves – end of period	$1,871	$942

Note 7 — Intangible Assets, Net and Goodwill

Intangible assets are initially recorded at fair value and tested periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment. The Company performs its goodwill impairment testing annually during the fourth quarter, or sooner if indicators or if circumstances were to occur that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill.

The Company has concluded that there was an impairment triggering event during the three months ended June 30, 2022 that required the Company to perform a detailed analysis of the current carrying value of its goodwill and intangible assets. For intangible asset and goodwill impairment testing purposes, the Company has one reporting unit.

During the three-month period ended June 30, 2022, the Company’s market capitalization fell below total net assets. In addition, financial performance continued to weaken during the quarter, which is contrary to prior experience. Management reassessed business performance expectations, following persistent adverse developments in equity markets, deterioration in the environment in which the Company operates, lower than expected sales, and an increase in operating expenses. These indicators, in the aggregate, required impairment testing for intangible assets and goodwill.

Based on the results of this testing, the Company determined that the carrying values of the aggregate value of its goodwill and intangible assets were not recoverable. The Company recorded impairment charges during the second quarter of 2022, representing a full impairment of the carrying value of its goodwill and intangible assets. The Company recorded an impairment charge of approximately $69.9 million, representing the carrying values of intangible assets and goodwill, which totaled $15.2 million and $54.7 million, respectively

Goodwill consisted of the following:

(In thousands)	Six Months ended June 30, 2022	Year ended December 31, 2021
Goodwill - beginning of period	$50,090	$632
Goodwill acquired during period	4,368	49,458
Goodwill impairment loss	(54,747)	—
Goodwill purchase accounting adjustment	289	—
Goodwill - end of period	$—	$50,090

Intangible assets, net as of June 30, 2022 was as follows:

	Intangible Assets, Gross			Accumulated Amortization and Impairment			Intangible Assets, Net
(In thousands)	January 1, 2022	Additions and Retirements, net	June 30, 2022	January 1, 2022	Expense and Retirements, net	June 30, 2022	January 1, 2022	June 30, 2022
Trade names	$2,418	$317	$2,735	$(227)	$(2,508)	$(2,735)	$2,191	$—
Customer relationships	6,176	713	6,889	(302)	(6,587)	(6,889)	5,874	—
Acquired developed technology	4,911	1,432	6,343	(191)	(6,152)	(6,343)	4,720	—
Non-compete agreements	1,202	—	1,202	(60)	(1,142)	(1,202)	1,142	—
Capitalized website costs	245	—	245	(100)	(145)	(245)	145	—
Total intangible assets, net	$14,952	$2,462	$17,414	$(880)	$(16,534)	$(17,414)	$14,072	$—

Intangible assets, net as of December 31, 2021 was as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
(In thousands)	January 1, 2021	Additions and Retirements, net	December 31, 2021	January 1, 2021	Expense and Retirements, net	December 31, 2021	January 1, 2021	December 31, 2021
Trade names	$930	$1,488	$2,418	$(88)	$(139)	$(227)	$842	$2,191
Customer relationships	850	5,326	6,176	(89)	(213)	(302)	761	5,874
Acquired developed technology	—	4,911	4,911	—	(191)	(191)	—	4,720
Non-compete agreements	—	1,202	1,202	—	(60)	(60)	—	1,142
Capitalized website costs	139	106	245	(48)	(52)	(100)	91	145
Total intangible assets, net	$1,919	$13,033	$14,952	$(225)	$(655)	$(880)	$1,694	$14,072

Amortization expense recorded in general and administrative in the consolidated statements of operations were $1.4 million and $57 thousand for the three months ended June 30, 2022 and 2021, respectively, and $703 thousand and $115 thousand for the six months ended June 30, 2022 and 2021, respectively.

Note 8 — Business Combination

Acquisition of Lab Society

On February 1, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lab Society, a newly-formed wholly-owned subsidiary of the Company (“Merger Sub”), Michael S. Maibach Jr., as the Owner Representative thereunder, and each of the shareholders of Lab Society (collectively, the “Owners”), pursuant to which the Company agreed to acquire Lab Society. Concurrently with the execution of the Merger Agreement, the Company consummated the merger of Lab Society with and into Merger Sub, with Merger Sub surviving such merger as a wholly-owned subsidiary of the Company (the “Lab Society Acquisition”).

The aggregate consideration for the Lab Society Acquisition consisted of: (a) $4.0 million in cash, subject to certain adjustments for working capital, cash, and indebtedness of Lab Society at closing; (b) 425,611 shares of Common Stock (the “Buyer Shares”); and (c) the Earn-out Consideration (as defined below), to the extent earned.

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

The Merger Agreement includes customary post-closing adjustments, representations and warranties, and covenants of the parties. The Owners may become entitled to additional consideration with a value of up to $3.5 million based on the eligible net revenues achieved by the Lab Society business during the fiscal years ending December 31, 2022 and December 31, 2023, of which 50% will be payable in cash and the remaining 50% will be payable by issuing shares of Common Stock. Additional information regarding the Company’s contingent consideration arrangements may be found in Note 4 – Fair Value Measures, included elsewhere in the notes to the consolidated financial statements.

Transaction and related costs, consisting primarily of professional fees, directly related to the acquisition, totaled approximately $38 and $66 thousand for the three months and six months ended June 30, 2022, respectively. All transaction and related costs were expensed as incurred and are included in general and administrative expenses.

The Company has prepared purchase price allocations for the business combination with Lab Society on a preliminary basis. Changes to those allocations may occur as additional information becomes available during the respective measurement period (up to one year from the acquisition date).

The following table sets forth the components and the allocation of the purchase price for the business combination:

(In thousands)
Purchase price consideration
Estimated closing proceeds	$4,002
Transaction expenses	80
Closing buyer shares	1,904
Holdback buyer shares	816
Earn-out consideration	1,420
Estimated working capital adjustment	(255)
Fair value of total consideration transferred	7,967
Total purchase price, net of cash acquired	$7,401

Fair value allocation of purchase price
Cash and cash equivalents	$565
Accounts receivable	511
Inventory	2,130
Prepaid expenses and other current receivables	55
Right - of-use assets, net	304
Property and equipment, net	177
Prepaid and refundable taxes	194
Accounts payable, accrued expenses, and other current liabilities	(1,244)
Deferred revenue	(963)
Deferred tax liability	(237)
Finance lease liabilities, current	(36)
Finance lease liabilities, non-current	(35)
Operating lease liabilities, current	(112)
Operating lease liabilities, non-current	(192)
Acquired intangible assets	2,462
Goodwill	4,388
Total purchase price	$7,967

Identified intangible assets consist of trade names, technology, and customer relationships. The fair value of intangible assets and the determination of their respective useful lives were made in accordance with ASC 805 and are outlined in the table below:

(In thousands)	Asset Value	Useful Life
Identified intangible assets
Trade names	$317	5 years
Acquired developed technology	1,432	8 years
Customer relationships	713	6 years
Total identified intangible assets	$2,462

The Company’s initial fair value estimates related to the various identified intangible assets of Lab Society were determined under various valuation approaches including the Income Approach, Relief-from-Royalty Method, and Discounted Cash Flow Method. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending, and cash flows for the reporting unit over a multiyear period, as well as determine the weighted-average cost of capital to be used as a discount rate.

During the three-month period ended June 30, 2022, the Company identified a potential impairment triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there may be an impairment to the carrying value of its long-lived assets and accordingly performed interim testing to determine the proper fair value of its long-lived assets as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 7 – Intangible Assets, Net and Goodwill, included elsewhere in the notes to the consolidated financial statements.

The amount of revenue of Lab Society included in the consolidated statement of operations from the acquisition date of February 1, 2022 to June 30, 2022 was $3.1 million.

Acquisition of Precision and Cascade

On September 29, 2021 (the “Execution Date”), the Company entered into a Plan of Merger and Equity Purchase Agreement, as amended by an amendment dated as of October 1, 2021 (as amended, the “Purchase Agreement”), with Sinclair Scientific, LLC, a Delaware limited liability company (“Sinclair”), Mass2Media, LLC, Precision, a Michigan limited liability company; and each of the equity holders of Sinclair named therein (collectively, the “Sinclair Members”). On October 1, 2021, the Company consummated the transactions contemplated by the Purchase Agreement.

Subject to the terms and conditions set forth in the Purchase Agreement, (1) Sinclair transferred, to the Company, and the Company purchased (the “Interest Purchase”) from Sinclair, 100% of the equity interests of Cascade, a Delaware limited liability company, such that immediately after the consummation of such Interest Purchase, Cascade became a wholly-owned subsidiary of the Company, and (2) Precision merged (the “Merger”) with and into a newly-formed wholly-owned subsidiary of the Company, Precision Extraction NewCo, LLC.

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

The Purchase Agreement includes customary post-closing adjustments, representations and warranties and covenants of the parties. The Sinclair Members may become entitled to additional shares of Common Stock (the “True-Up Buyer Shares”) and cash (together with the True-Up Buyer Shares, the “Aggregate True-Up Payment) based on the eligible net revenues (as defined in the Purchase Agreement) achieved by the Cascade and Precision businesses during the fiscal year ending December 31, 2021. However, in no event shall the aggregate purchase price paid by the Company pursuant to the terms of the Purchase Agreement, taking into account any Aggregate True-Up Payment in favor of the Sinclair Members, exceed $65.0 million. As of June 30, 2022, the fair value of the contingent earn-out consideration totaled $5.6 million based on Sinclair Members achieving certain revenue targets. Additional information regarding the Company’s contingent consideration arrangements may be found in Note 4 – Fair Value Measures and Note 19 – Subsequent Events, included elsewhere in the notes to the consolidated financial statements.

Transaction and related costs, consisting primarily of professional fees, directly related to the acquisition, totaled approximately $25 thousand and $63 thousand for the three and six months ended June 30, 2022, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses. The purchase price allocation for the business combination has been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the measurement period (up to one year from the acquisition date).

The following table sets forth the components and the allocation of the purchase price for the business combination:

(In thousands)
Purchase price consideration
Cash paid to Sinclair Members at the close	$23,000
Cash contributed to escrow accounts at the close	7,000
Cash paid for excess net working capital	1,430
Stock issued at the close	14,535
Fair value of contingent consideration to be achieved	3,953
Fair value of total consideration transferred	49,918
Total purchase price, net of cash acquired	$48,630

Fair value allocation of purchase price
Cash and cash equivalents	$1,288
Accounts receivable	897
Inventory	6,761
Prepaid expenses and other current receivables	1,736
Property and equipment, net	970
Right-of-use assets, net	730
Capitalized web costs, net	2
Accounts payable and accrued expenses	(9,223)
Deferred revenue	(5,419)
Long-term debt	(1,961)
Operating lease liabilities, current	(392)
Operating lease liabilities, non-current	(362)
Acquired intangible assets	9,889
Goodwill	45,002
Total purchase price	$49,918

Identified intangible assets consist of trade names, technology, non-compete agreements, and customer relationships. The fair value of intangible assets and the determination of their respective useful lives were made in accordance with ASC 805 and are outlined in the table below:

(In thousands)	Asset Value	Useful Life
Identified intangible assets
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

During the three-month period ended June 30, 2022, the Company identified a potential impairment triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there may be an impairment to the carrying value of its long-lived assets and accordingly performed interim testing to determine the proper fair value of its long-lived assets as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 7 – Intangible Assets, Net and Goodwill, included elsewhere in the notes to the consolidated financial statements.

Acquisition of PurePressure

On December 31, 2021, the Company entered into a Membership Interest Purchase Agreement (the “Pure Purchase Agreement”) with PurePressure, LLC, a Colorado Limited liability company (“PurePressure”), and the members of PurePressure (collectively, the “Members”), Benjamin Britton as the Member Representative thereunder, and each of the Members. Concurrently with the execution of the Pure Purchase Agreement, the Company consummated the acquisition of all the outstanding equity interests of PurePressure, such that immediately after the consummation of such purchase, PurePressure became a wholly-owned subsidiary of the Company (the “Acquisition”).

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

The Pure Purchase Agreement includes customary post-closing adjustments, representations and warranties and covenants of the parties. The Members may become entitled to additional consideration with a value of up to $3.0 million based on the eligible net revenues achieved by the PurePressure business during the fiscal years ending December 31, 2022 and December 31, 2023, of which 40% will be payable in cash and the remaining 60% will be payable by issuing shares of Common Stock (collectively, the “Earn-out Consideration”). Additional information regarding the Company’s contingent consideration arrangements may be found in Note 4 – Fair Value Measures, included elsewhere in the notes to the consolidated financial statements.

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

Transaction and related costs, consisting primarily of professional fees, directly related to the acquisition, totaled approximately $1 thousand and $563 thousand for the three and six months ended June 30, 2022, respectively. All transaction and related costs were expensed as incurred and are included in general and administrative expenses.

The purchase price allocation for the business combination has been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement period (up to one year from the acquisition date).

The following table sets forth the components and the allocation of the purchase price for the business combination:

(In thousands)
Purchase price consideration
Estimated closing proceeds	$3,613
Indebtedness paid	320
Transaction expenses	115
Closing buyer shares	2,211
Holdback buyer shares	654
Earn-out consideration	707
Estimated working capital adjustments	330
Fair value of total consideration transferred	7,950
Total purchase price, net of cash acquired	$7,647

Fair value allocation of purchase price
Cash and cash equivalents	$303
Accounts receivable, net	48
Inventory	1,537
Property and equipment, net	219
Right-of-use assets, net	191
Prepaid expenses and other current receivables	61
Other non-current assets	16
Accounts payable and accrued expenses	(765)
Deferred revenue	(762)
Operating lease liabilities, current	(117)
Operating lease liabilities, non-current	(74)
Finance lease liabilities, current	(4)
Finance lease liabilities, non-current	(10)
Notes payable, current	(260)
Notes payable, non-current	(12)
Acquired intangible assets	3,037
Goodwill	4,542
Total purchase price	$7,950

Identified intangible assets consist of trade names, technology, and customer relationships. The fair value of intangible assets and the determination of their respective useful lives were made in accordance with ASC 805 and are outlined in the table below:

(In thousands)	Asset Value	Useful Life
Identified intangible assets
Trade name	$227	5 years
Acquired developed technology	1,093	8 years
Customer relationships	1,717	5 years
Total identified intangible assets	$3,037

During the three-month period ended June 30, 2022, the Company identified a potential impairment triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there may be an impairment to the carrying value of its long-lived assets and accordingly performed interim testing to determine the proper fair value of its long-lived assets as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 7 – Intangible Assets, Net and Goodwill, included elsewhere in the notes to the consolidated financial statements.

Note 9 – Debt

The Company’s debt consisted of:

	June 30, 2022	December 31, 2021

Note payable – SPA Note	$65,000	$—
PPP Loan	779	804
Navitas Loan	32	—
Other notes payable (1)	848	297
Total debt	66,659	1,101
Less: unamortized debt discount	(12,030)	—
Total debt, net of debt discount	54,629	1,101
Less: current portion, net of current unamortized debt discount	(9,615)	(1,089)
Long-term debt	$45,014	$12

(1)	Other notes payable relate to a one-year insurance premium that was financed over nine months.

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

For the quarter ending June 30, 2022, the Company is in default of certain of financial debt covenants associated with its SPA Note. As a result of this default, the lender would have the ability to call the balance of the note, along with a 115% penalty, amounting to a total repayment obligation of approximately $75.0 million ($65.0 million in principal and $9.8 million of default penalty), plus increase the interest due on the outstanding unpaid balance(s) from 6.75% to 15%. All amounts due would immediately become a current liability in the event the lender were to call the note. If the lender were to call the debt instrument due to the default, the Company would not have sufficient cash on hand as of June 30, 2022 to pay off the existing debt and default penalty amounts. As of June 30, 2022, cash (including restricted cash), cash equivalents and marketable securities totaled approximately $59.9 million, which would be insufficient to cover the combined amount of debt liability, including the default penalty amount.

Subsequent to the end of the second quarter of 2022, the Company reached an agreement in principle with its institutional lender to amend its existing SPA Note and to modify certain financial covenants which, once complete, should give the Company additional flexibility to operate and meet its long-term strategic goals while also allowing it to responsibly adjust to the many challenges currently facing the cannabis industry.

Until the date the SPA Note is fully repaid, the Investor has, subject to certain exceptions, the right to participate for up to 30% of any debt, Preferred Stock, or equity-linked financing of the Company or its subsidiaries.

Each SPA Warrant issued in the initial closing has an exercise price of $6.75 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, is immediately exercisable, and has a term of five and one-half years from the date of issuance and is exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the SPA Warrant (the “SPA Warrant Shares”), in which case the SPA Warrant is also exercisable on a cashless exercise basis at the Investor’s election. The Securities Purchase Agreement requires the Company to file resale registration statements with respect to the SPA Warrant Shares as soon as practicable and in any event within 45 days following the initial closing and any subsequent closings.

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

The following table provides a breakdown of the SPA Note balances as of June 30, 2022:

(In thousands)	Balance at January 1, 2022	Additions	Payments	Amortization of Debt Discount	Balance at June 30, 2022
Direct issuance costs	$—	2,669	—	(247)	$2,422

Accrued interest expense	$—	(1,195)	829	—	$(366)

Principal	$—	$65,000	$—	$—	$65,000
Notes payable, discount	—	(13,258)	—	1,228	(12,030)
Net carrying amount	$—	$51,742	$—	$1,228	$52,970

The following table summarizes the short-term and long-term portions of the SPA Note as of June 30, 2022:

(In thousands)	Short-Term	Long-Term	Notes Payable, Net

Direct issuance costs	$908	$1,514	$2,422

Principal	$13,000	$52,000	$65,000
Unamortized discount	(4,511)	(7,519)	(12,030)
Net carrying amount	$8,489	$44,481	$52,970

As of June 30, 2022, future minimum principal payments were as follows:

Years ending December 31 (In thousands),

Remaining 2022	$980
2023	28,894
2024	31,483
2025	5,302
2026 and thereafter	—
Total future payments	$66,659

Paycheck Protection Program Loan

Paycheck Protection Program Loans under the Coronavirus Aid, Relief, and Economic Security Act

In May 2020, the Company entered into a PPP Loan with Bank of America pursuant to the PPP under the CARES Act administered by the SBA.

The Company received total proceeds of approximately $779 thousand from the unsecured PPP Loan, which was originally scheduled to mature on May 7, 2022. The Company’s submission to have the remaining $779 thousand PPP Loan forgiven was denied by the SBA. On June 23, 2022, the Company received a letter from Bank of America agreeing to extend the maturity date to May 7, 2025 and bears interest at a rate of 1.00% per year. The PPP loan is payable in 34 equal combined monthly principal and interest payments of approximately $24 thousand commencing August 7, 2022.

The breakdown of PPP Loan balances by current and non-current as of June 30, 2022 and December 31, 2021 were as follows:

(In thousands)	Balance Sheet Location	June 30, 2022	December 31, 2021
PPP Loan, current	Long-term debt, current	$255	$792
PPP Loan, non-current	Long-term debt	524	12
Total PPP Loan outstanding		$779	$804

PurePressure SBA Debt

As part of the acquisition of PurePressure, $159 thousand of debt remained outstanding from a standard SBA loan as of December 31, 2021. This debt has subsequently been paid as a part of the PurePressure acquisition.

Note 10 — Leases

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

As the implicit interest rate in its leases was generally not known, the Company’s used its incremental borrowing rate as the discount rate for purposes of determining the present value of its lease liabilities. At June 30, 2022 and December 31, 2021, the Company’s weighted-average discount rate utilized for its leases was 7.35% and 7.16%, respectively.

When a contract contained lease and non-lease elements, both were accounted as a single lease component.

The Company had several non-cancelable finance leases for machinery and equipment. The Company’s finance leases have remaining lease terms of one year to five years.

The Company had several non-cancelable operating leases for corporate offices, warehouses, showrooms, research and development facilities and vehicles. The Company’s leases have remaining lease terms of one year to five years, some of which include options to extend. Some leases include payment for common area maintenance associated with the property.

Additional information on the Company’s operating and financing lease activity is as follows:

	Three Months ended June 30,		Six Months ended June 30,
(In thousands)	2022	2021	2022	2021
Operating lease cost	$291	$70	$536	$84
Finance lease cost:
Amortization of right-of-use assets	46	45	94	90
Interest on lease liabilities	9	11	18	22
Total lease cost	$346	$126	$648	$196

(In thousands)	Balance Sheet Location	June 30, 2022	December 31, 2021
Assets
Right-of-use assets, net	Right-of-use, net	$2,866	$1,479
Finance lease assets	Property and equipment, net	344	380
Total lease assets		$3,210	$1,859

Liabilities
Current:
Operating	Operating lease liabilities, current	$1,084	$814
Financing	Accrued expenses and other current liabilities	166	156
Non-current:
Operating	Operating lease liabilities, non-current	1,908	704
Financing	Other non-current liabilities	236	293
Total lease liabilities		$3,394	$1,967
Weighted-average remaining lease term – operating leases		3.64 years	3.11 years
Weighted-average remaining lease term – finance leases		2.60 years	2.36 years
Weighted-average discount rate – operating leases		6.72%	8.03%
Weighted-average discount rate – finance leases		7.97%	6.29%

Maturities of operating and finance lease liabilities as of June 30, 2022 are as follows:

Years ending December 31 (In thousands),	Operating Lease	Finance Lease

Remaining 2022	$649	$89
2023	971	199
2024	614	97
2025	493	51
2026	461	11
Thereafter	200	—
Total minimum lease payments	3,388	447
Less imputed interest	(396)	(45)
Total lease liabilities	$2,992	$402

Note 11 — Convertible Promissory Notes

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

Note 12 — Stockholders’ Equity

On January 9, 2020, the Company increased its authorized number of shares of Common Stock to 53,000,000, consisting of: 50,000,000 shares of Common Stock, and 3,000,000 shares of Preferred Stock. Additional information regarding the Company’s amendment to the Articles of Incorporation may be found in Note 19 - Subsequent Events, included elsewhere in the notes to the consolidated financial statements. On January 9, 2020, the Company designated 100,000 shares of the 3,000,000 authorized shares of Preferred Stock, as Series A Convertible Preferred Stock (“Series A Preferred Stock”).

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

Amendment of Conversion Formulas

On January 11, 2021, the Company’s Board of Directors approved the amendment to the conversion formula of the Series A Preferred Stock and Convertible Notes. After the amendment:

1.	the Series A Preferred Stock is convertible, at any time after the issuance or immediately prior to the closing of a public transaction, into Common Stock in an amount of shares equal to (i) the product of the Series A Preferred Stock original price plus accrued but unpaid dividends on the shares being converted, multiplied by the number of shares of Series A Preferred Stock being converted, divided by (ii) a conversion price of $7.72 per share (after the reverse split taking effect); and

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

Raymond Chang, Chairman and Chief Executive Officer of the Company, and Stuart Wilcox, who is currently our Chief Operating Officer, and at the time was a member of the Company’s Board of Directors, participated in the private placement on essentially the same terms as other investors, except for having a combined purchase price of $6.90 per share.

The gross proceeds to the Company from the private placement were approximately $27.3 million, before deducting the placement agent’s fees and other offering expenses, and excluding the proceeds, if any, from the exercise of the SA Warrants.

Issuance of Common Stock in Connection with Acquisitions

On October 1, 2021, the Company issued an aggregate of 666,403 shares of its Common Stock to the Precision and Cascade shareholders in connection with the Company’s acquisition of Precision and Cascade. Refer to Note 8 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

On December 31, 2021, the Company issued an aggregate of 240,301 shares of its Common Stock to the PurePressure shareholders in connection with the Company’s acquisition of PurePressure. Refer to Note 8 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

On February 1, 2022, the Company issued an aggregate of 297,929 shares of its Common Stock to the Lab Society shareholders in connection with the Company’s acquisition of Lab Society. Refer to Note 8 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

Note 13 — Stock-Based Compensation and Employee Benefit Plans

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which replaced the 2020 Stock Option Plan (the “2020 Plan”). The 2022 Plan provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards and cash-based awards. The aggregate number of shares of Common Stock that may be reserved and available for grant and issuance under the 2022 Plan is 5,296,647 shares, which includes the 2,000,000 shares authorized under the 2022 Plan, plus the rollover of 3,296,647 issued and outstanding awards under the 2020 Plan. Shares will be deemed to have been issued under the 2022 Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the 2020 Plan or the 2022 Plan expires, is canceled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2022 Plan. The 2022 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors.

Stock-based Compensation

The Company’s stock option compensation expense was $940 thousand and $931 thousand for the three months ended June 30, 2022 and 2021, respectively, and $1.9 million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively. There was $3.4 million of total unrecognized compensation cost related to unvested options granted under the Company’s options plans as of June 30, 2022. This stock option expense will be recognized through 2025.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying Common Stock, expected option life, and expected volatility in the market value of the underlying Common Stock. No stock options were granted during the six months ended June 30, 2022.

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

Stock Option Activity

As of June 30, 2022, there were 2,005,747 shares of Common Stock available to be granted under the Company’s 2022 Plan.

The following table presents option activity under the Company’s stock option plans for the six months ended June 30, 2022 and the year ended December 31, 2021:

(In thousands, except share and per share data)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	3,133,109	$3.51	$—
Granted	1,520,017	12.13
Exercised	(657,620)	3.23
Forfeited	(430,214)	3.98
Canceled	(1,003)	4.43
Options outstanding at December 31, 2021	3,564,289	7.18	$12,572
Granted	—	—
Exercised	(8,506)	2.29
Forfeited	(151,895)	6.81
Canceled	(112,988)	11.65
Options outstanding at June 30, 2022	3,290,900	$7.05	$—

Options vested and exercisable as of June 30, 2022	2,276,891	$5.76
Options vested and expected to vest as of June 30, 2022	3,158,959	$6.93

2022 Employee Stock Purchase Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Employee Stock Purchase Plan ("ESPP"). The Company has initially reserved 500,000 shares of Common Stock for issuance under the ESPP. On June 30, 2022, 500,000 shares were available for future issuance.

Under the ESPP, eligible employees are granted options to purchase shares of Common Stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about August 1 and February 1 and are exercisable on or about the succeeding January 31 and July 31, respectively, of each year. No participant may purchase more than $25,000 worth of Common Stock annually. No Common Stock was granted under the 2022 ESPP during the six months ended June 30, 2022.

Employee Benefit Plan

The Company maintains an employee’s savings and retirement plan under Section 401(k) of the Internal Revenue Code (the “401k Plan”). All full-time U.S. employees become eligible to participate in the 401k Plan. The Company’s contribution to the 401k Plan is discretionary. During the three and six months ended June 30, 2022 and 2021, the Company did not contribute to the 401k Plan.

Note 14 — Stock Warrants

The following table presents all warrant activity of the Company for the six months ended June 30, 2022 and the year ended December 31, 2021:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding at December 31, 2020	828,171	$0.02
Granted	377,968	0.02
Exercised	(934,295)	0.02
Warrants outstanding at December 31, 2021	271,844	0.02
Granted	11,467,496	6.02
Exercised	(1,627,542)	0.02
Warrants outstanding at June 30, 2022	10,111,798	$6.82

The Company received proceeds from the exercise of warrants of less than $1 thousand for both the three months ended June 30, 2022 and June 30, 2021, and $2 thousand and $5 thousand for the six months ended June 30, 2022 and 2021, respectively.

Note 15 — Income Taxes

The Company’s effective income tax rate was 0.1% and 0.0% for the three months ended June 30, 2022 and 2021, respectively. The income tax benefit was $(62) thousand and $0 for the three months ended June 30, 2022 and 2021, respectively. The difference between the Company’s effective tax rates for the 2022 and 2021 periods and the U.S. statutory tax rate of 21% was primarily due to a valuation allowance recorded against certain deferred tax assets. The change in income tax benefit for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to a goodwill impairment charge recorded during the second quarter of 2022 which resulted in a $(62) thousand benefit related to the reversal of the Company's deferred tax liability on indefinite-lived assets.

The Company’s effective income tax rate was 0.3% and 0.0% for the six months ended June 30, 2022 and 2021, respectively. The income tax benefit was $(262) thousand and $0 for the six months ended June 30, 2022 and 2021, respectively. The difference between the Company’s effective tax rates for the 2022 and 2021 periods and the U.S. statutory tax rate of 21% was primarily due to a valuation allowance recorded against certain deferred tax assets. The change in the income tax benefit for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a discrete income tax benefit of $(200) thousand recorded during the first quarter of 2022, which is attributable to a non-recurring partial release of the Company's U.S. valuation allowance as a result of the Lab Society acquisition. Additionally, as a result of the goodwill impairment charge recorded during the second quarter of 2022, the Company recognized a small benefit related to the reversal of its opening deferred tax liability on indefinite-lived assets.

Note 16 — Net Loss Per Share

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

The components of basic and diluted net loss per share were as follows:

	Three Months ended June 30,		Six Months ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to Agrify Corporation	$(93,401)	$(5,636)	$(102,283)	$(9,446)
Accrued dividend attributable to Preferred A Stockholders	—	—	—	(61)
Net loss available for Common Stockholders	$(93,401)	$(5,636)	$(102,283)	$(9,507)
Denominator:
Weighted-average common shares outstanding – basic and diluted	26,582,104	20,344,278	25,591,114	16,661,948
Net loss per share attributable to Common Stockholders – basic and diluted	$(3.51)	$(0.28)	$(4.00)	$(0.57)

The Company’s potential dilutive securities, which include stock options and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	June 30, 2022	December 31, 2021
Options outstanding	3,290,900	3,564,289
Warrants outstanding	10,111,798	271,844
	13,402,698	3,836,133

Note 17 — Commitments and Contingencies

Legal Matters

Cooper and Weinstein Matter

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

Additionally, on July 29, 2021, the Company filed a separate arbitration in Boston, Massachusetts against Messrs. Cooper and Weinstein, in which the Company alleges that Messrs. Cooper and Weinstein were liable for certain conduct during the time they were TriGrow employees, including breach of fiduciary duty, unjust enrichment, usurpation of corporate opportunity, conversion, fraudulent concealment, and false representation. Also on July 29, 2021, the Company submitted a claim for indemnification to certain legacy TriGrow Systems, LLC. shareholders. The claim for indemnification relates to conduct by Messrs. Cooper and Weinstein during the time they were TriGrow employees. During the second quarter of 2022, the Company and Messrs. Cooper and Weinstein tentatively agreed to settle all claims and potential claims between themselves and any affiliated entities by the Company to Messrs. Cooper, Weinstein, and a related entity, subject to negotiation of a final settlement agreement, for approximately $800 thousand, which has been accrued as a liability as of June 30, 2022.

United States Customs Seizure Matter

On June 28, 2022, the Company was notified by the United States Customs and Border Protection (“CBP”) that they seized 123 cartons of horticulture grow lights appraised at approximately $623 thousand at the Port of Savannah, Georgia based on CBP’s interpretation of certain importation laws which prohibit the importation of certain goods that are subject to health and safety legal restrictions, including a prohibition on the importation of drug paraphernalia, in accordance with 21 U.S.C. § 863(a). The Company will dispute the seizure. The Company does not believe these claims have any merit and intends to vigorously defend its position.

Commitments

Supply Agreement with Mack Molding Co.

In December 2020, the Company entered into a five-year supply agreement with Mack Molding Co. (“Mack”) pursuant to which Mack will become a key supplier of VFUs. In February 2021, the Company placed a purchase order with Mack amounting to approximately $5.2 million towards the initial production of VFUs during 2021. In September 2021, the Company increased the purchase order with Mack to approximately $11.5 million towards production of VFUs during 2021 and 2022. The Company believes the supply agreement with Mack will provide the Company with increased scaling capabilities and the ability to meet the potential future demand of its customers more efficiently. The supply agreement contemplates that, following an introductory period, the Company will negotiate a minimum percentage of the VFU requirements that the Company will purchase from Mack each year based on the agreed-upon pricing formula. The introductory period is not time-based but rather refers to the production of an initial number of units after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. The Company believes this approach will result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack.

Distribution Agreements with Related Party

On September 7, 2019, the Company entered into a distribution agreement with Bluezone Products, Inc. (“Bluezone”) for distribution rights to the Bluezone products with certain exclusivity rights. The agreement requires minimum purchases amounting to $480 thousand and $600 thousand for the first and second contract anniversary years. The agreement auto-renews for successive one-year periods unless earlier terminated. In March 2021, the Company notified Bluezone of the non-renewal of the agreement which means it ended on May 31, 2021. The Company exceeded the minimum purchase amount for the first year and purchased approximately $309 thousand of the committed $660 thousand second-year purchases through December 31, 2021. Bluezone is a related party to the Company.

Committed Purchase Agreement with Related Party – Greenstone

On December 29, 2021, Greenstone purchased 239 VFUs from the Company of which 60 VFUs were already in Greenstone possession under a lease agreement. Under the lease agreement, Greenstone owed the Company a production service fee of $300 per pound of flower produced and contained an option to purchase the equipment within the lease agreement. The term of this agreement was for ten years, but it was terminated upon signing the purchase agreement for the 239 VFUs. There is no remaining obligation under the lease agreement. The remaining 179 VFUs were shipped to Greenstone storage facility on December 30, 2021 and December 31, 2021. Greenstone is a related party to the Company. Additional information regarding recent developments with Greenstone may be found in Note 5 – Loan Receivable, included elsewhere in the notes to the consolidated financial statements.

Committed Purchase Agreement with Related Party – Ora Pharm

In June 2022, the Company entered into an agreement with Ora Pharm (“Ora”) pursuant to which Ora will purchase approximately $1.6 million in equipment from the Company, and Ora may purchase software services from the Company in the future. Mr. Wilcox is the Chairman of Ora. Mr. Wilcox has not had an interest in any transaction since the beginning of the Company’s last fiscal year, or any currently proposed transaction. There are no family relationships among any of the Company’s directors or executive officers and Mr. Wilcox.

Other Commitments and Contingencies

The Company is potentially subject to claims related to various non-income taxes (such as sales, value-added, consumption, and similar taxes) from various tax authorities, including in jurisdictions in which the Company already collects and remits such taxes. If the relevant taxing authorities successfully pursue these claims, the Company could be subject to additional tax liabilities.

Refer to Note 9 – Debt, included elsewhere in the notes to the consolidated financial statements for details of the Company’s future minimum debt payments. Refer to Note 10 – Leases, included elsewhere in the notes to the consolidated financial statements for details of the Company’s future minimum lease payments under operating and financing lease liabilities. Refer to Note 15 – Income Taxes, included elsewhere in the notes to the consolidated financial statements for information regarding income tax contingencies.

Note 18 — Related Parties

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

The following table describes the net purchasing (sales) activity with entities identified as related parties to the Company:

	Three Months ended June 30,		Six Months ended June 30,
(In thousands)	2022	2021	2022	2021
Bluezone	$—	$93	$5	$93
4D Bios (1)	—	—	—	447
Cannae Policy Group	—	—	25	—
Topline Performance Group	38	—	70	—
NEIA	(1,129)	(10,895)	(1,763)	(16,355)
Greenstone	409	—	180	—
Valiant Americas, LLC	4,855	640	9,805	1,717
Living Greens Farm	—	—	—	(58)

(1)	Purchases from 4D for the six months ended June 30, 2021 include $384 thousand for a down payment on inventory orders.

The following table summarizes net related party receivable (payable) as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Cannae Policy Group	$—	$(8)
Cannaquip	—	(21)
Greenstone (net of allowance for doubtful accounts of $7,079 and $0 at June 30, 2022 and December 31, 2021, respectively) (1)	5,378	11,177
Living Greens Farm (2)	—	34
NEIA	2,415	3,500
Valiant Americas, LLC	98	(922)
Topline Performance Group	(9)	—

(1)	The Greenstone allowance for doubtful accounts balance consisted of capital advances, accrued interest and VFUs sales. Additional information regarding recent developments with Greenstone may be found in Note 5 – Loan Receivable, included elsewhere in the notes to the consolidated financial statements.

(2)	The balance was fully reserved at June 30, 2022 due to an ongoing dispute with the customer.

Note 19 — Subsequent Events

Appointment of Stuart Wilcox and Resignation of Thomas Massie as Chief Operating Officer

On July 14, 2022, the Company’s Board of Directors appointed Stuart Wilcox, a Board member, as Chief Operating Officer (“COO”), effective as of July 14, 2022. As COO, Mr. Wilcox will step down from the Company’s Board of Directors and succeed Thomas Massie, who resigned from his executive management positions and from the Company’s Board of Directors effective as of July 8, 2022. Mr. Massie’s resignation did not result from any disagreement regarding the Company’s operations, policies or practices.

Appointment of Max Holtzman as Independent Board of Director

On July 14, 2022, the Board appointed Max Holtzman as a member of the Board. Mr. Holtzman will serve until the Company’s 2023 Annual Meeting of Stockholders and until his successor is elected and qualified or his earlier resignation or removal. Mr. Holtzman was also appointed as the chair of the Nominating and Corporate Governance Committee and as a member of the Compensation Committee and the Mergers and Acquisitions Committee.

Appointment of Chris Benyo as Chief Revenue Officer

Chris Benyo, who currently serves as the Company’s Senior Vice President and General Manager, has been promoted to the newly created role of Chief Revenue Officer (“CRO”). As CRO, Mr. Benyo will oversee all the Company’s revenue streams and growth efforts.

Amendments to Articles of Incorporation

On July 11, 2022, the Company filed Articles of Amendment (the “Charter Amendment”) to its Articles of Incorporation with the Secretary of State for the State of Nevada. The Charter Amendment increased the number of authorized shares of the Company’s Common Stock from 50,000,000 to 100,000,000, and correspondingly increased the total authorized shares of stock from 53,000,000 to 103,000,000. The Charter Amendment was approved by the Company’s stockholders at the 2022 Annual Meeting of Stockholders on June 8, 2022 and became effective upon filing.

SPA Note Modification

Subsequent to the end of the second quarter of 2022, the Company has reached an agreement in principle with its institutional lender to amend its existing SPA Note to modify certain financial covenants which, once complete, should give the Company additional flexibility to operate and meet its long-term strategic goals while also allowing it to responsibly adjust to the many challenges currently facing the cannabis industry.

Sinclair Post-Closing Adjustment Settlement Agreement

On August 10, 2022, the Company entered into a post-closing adjustment settlement agreement (“Agreement”) with Sinclair. The Agreement was entered into in connection with the Purchase Agreement. According to the Purchase Agreement, $2.5 million is held by the Escrow Agent as the Adjustment Escrow Amount, $4.5 million is held by the Escrow Agent as the Indemnity Escrow Amount and 117,600 Buyer Shares are held by the Company as the Holdback Buyer Shares. In full settlement of the Aggregate True-up Payment, the Company and Sinclair Members, agree to the contingent consideration total of $5.6 million, payable of $3.3 million in cash and 87,039 in Common Stock, all of which will be paid to the Sinclair Members, the Company will receive $1.4 million from the Adjustment Escrow Amount, and the balance of the Adjustment Escrow Amount, which is $1.1 million, will be added to and become part of the Indemnity Escrow Amount.

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

Overview

We are one of the most innovative providers of advanced cultivation and extraction solutions for the cannabis industry, bringing data, science, and technology to the forefront of the market. Our proprietary micro-environment-controlled Agrify Vertical Farming Units (or “VFUs”) enable cultivators to produce the highest quality products with what we believe to be an unmatched consistency, yield, and Return on Investment (“ROI”) at scale. Our comprehensive extraction product line, which includes hydrocarbon, ethanol, solventless, post-processing, and lab equipment, empowers producers to maximize the quantity and quality of extract required for premium concentrates.

We believe we are the only company with an automated and fully integrated grow solution in the industry. Our cultivation and extraction solutions seamlessly combines our integrated hardware and software offerings with a broad range of associated services including consulting, engineering, and construction and is designed to deliver the most complete commercial indoor farming solution available from a single provider. The totality of our product offerings and service capabilities forms an unrivaled ecosystem in what has historically been a highly fragmented market. As a result, we believe we are well situated to create a dominant market position in the indoor agriculture sector.

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

Recent Business Developments

Private Placement

On January 25, 2022, we entered into a Securities Purchase Agreement (the “Securities Agreement”) with an institutional investor and other accredited investors for the sale by us of (i) 2,450,350 shares (the “SA Shares”) of the our Common Stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 1,570,644 shares of Common Stock and (iii) warrants to purchase up to an aggregate of 3,015,745 shares of Common Stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “SA Warrants”), in a private placement offering. The combined purchase price for one share of Common Stock (or one Pre-Funded Warrant) and the accompanying fraction of a Common Warrant was $6.80.

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

Raymond Chang, our Chairman and Chief Executive Officer, and Stuart Wilcox, who is currently our Chief Operating Officer, and at the time was a member of our Board of Directors, participated in the private placement on essentially the same terms as other investors, except for having a combined purchase price of $6.90 per share.

The gross proceeds to us from the private placement were approximately $27.3 million, before deducting the placement agent’s fees and other offering expenses, and excluding the proceeds, if any, from the exercise of the SA Warrants.

Acquisition of Lab Society

On February 1, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LS Holdings Corp. (“Lab Society”), Lab Society NewCo, LLC, a newly-formed wholly-owned subsidiary of the Company (“Merger Sub”), Michael S. Maibach Jr. as the Owner Representative thereunder, and each of the shareholders of Lab Society (collectively, the “Owners”), pursuant to which we agreed to acquire Lab Society. Concurrently with the execution of the Merger Agreement, we consummated the merger of Lab Society with and into Merger Sub, with Merger Sub surviving such merger as a wholly-owned subsidiary of the Company (the “Lab Society Acquisition”).

The aggregate consideration for the Lab Society Acquisition consisted of: (a) $4.0 million in cash, subject to certain adjustments for working capital, cash and indebtedness of Lab Society at closing; (b) 425,611 shares of Common Stock (the “Buyer Shares”); and (c) the Earn-out Consideration (as defined below), to the extent earned.

We withheld 127,682 of the Buyer Shares issuable to the Owners (the “Holdback Lab Buyer Shares”) for the purpose of securing any post-closing adjustment owed to us and any claim for indemnification or payment of damages to which we may be entitled under the Merger Agreement. The Holdback Lab Buyer Shares shall be released following the twelve-month anniversary of the Closing Date in accordance with and subject to the conditions of the Merger Agreement. Additional information regarding the Company’s contingent consideration arrangements may be found in Note 4 – Fair Value Measures, included elsewhere in the notes to the consolidated financial statements.

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

Based upon the combined first and second quarter actual revenue performance, Lab Society’s revenue trend is significantly below the originally estimated revenue trends incorporated into our original fair value estimates at the time of the acquisition. We have concluded Lab Society will not achieve any contingent earn-out consideration in connection with its first earn-out period. Accordingly, we reversed the current accrued contingent consideration liability associated with Lab Society’s first earn-out period as of June 30, 2022. The reversal of this liability of approximately $1.0 million, as required by ASC 805, was recorded as a reduction in operating expenses during the second quarter of 2022.

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

During the three-month period ended June 30, 2022, the Company identified a potential impairment triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there may be an impairment to the carrying value of its long-lived assets and accordingly performed interim testing to determine the proper fair value of its long-lived assets as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 7 – Intangible Assets, Net and Goodwill, included elsewhere in the notes to the consolidated financial statements.

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

For the quarter ending June 30, 2022, we defaulted on certain of financial debt covenants associated with our SPA Note. As a result of this default, the lender would have the ability to call the balance of the note, along with a 115% penalty, amounting to a total repayment obligation of approximately $75.0 million ($65.0 million in principal and $9.8 million of default penalty), plus increase the interest due on the outstanding unpaid balance(s) from 6.75% to 15%. All amounts due would immediately become a current liability in the event the lender were to call the note. If the lender were to call the debt instrument due to the default, we would not have sufficient cash on hand as of June 30, 2022 to pay off the existing debt and default penalty amounts. As of June 30, 2022, cash (including restricted cash), cash equivalents and marketable securities totaled approximately $59.9 million, which would be insufficient to cover the combined amount of debt liability, including the default penalty amount.

Subsequent to the end of the second quarter of 2022, we reached an agreement in principle with our institutional lender to amend the existing SPA Note and to modify certain financial covenants which, once complete, should give us additional flexibility to operate and meet our long-term strategic goals while also allowing us to responsibly adjust to the many challenges currently facing the cannabis industry.

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

Judgment is required to determine the SSP for each distinct performance obligation. We determine SSP based on the price at which the performance obligation is sold separately and the methods of estimating SSP under the guidance of Accounting Standards Codification (“ASC”) 606-10-32-33. If the SSP is not observable through past transactions, we estimate the SSP, considering available information such as market conditions, expected margins, and internally approved pricing guidelines related to the performance obligations. We license our software as a SaaS type subscription license, whereby the customer only has a right to access the software over a specified time period. The full value of the contract is recognized ratably over the contractual term of the SaaS subscription, adjusted monthly if tiered pricing is relevant. We typically satisfy our performance obligations for equipment sales when equipment is made available for shipment to the customer; for services sales as services are rendered to the customer and for construction contracts both as services are rendered and when contract is completed.

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

If a contract has payment terms that differ from the timing of revenue recognition, we will assess whether the transaction price for those contracts include a significant financing component. We have elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, we impute interest on such contracts at an agreed-upon interest rate and will present the financing components separately as financial income. For the three and six months ended June 30, 2022 and 2021, we did not have any such financial income.

Payment terms with customers typically require payment 30 days from the invoice date. Our agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise a concern over delivered products or services, we have endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

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

We generally provide a one-year warranty on our products for materials and workmanship but may provide multiple-year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, we accrue for product warranties when the loss is probable and can be reasonably estimated. The reserve for warranty returns is included in accrued expenses and other current liabilities in our consolidated balance sheets.

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

Goodwill and Intangible Assets

Amortization of acquired intangible assets is the result of the acquisition of TriGrow, which occurred in 2020, the acquisition of Precision and Cascade which occurred in 2021, the acquisition of PurePressure, which also occurred in 2021, and the acquisition of Lab Society, which occurred in 2022. As a result of these transactions, customer relationships, acquired developed technology, non-compete agreements and trade names were identified as intangible assets, and are amortized over their estimated useful lives.

We recognize the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized but is tested for impairment annually on December 2 or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. We have determined it is a single reporting unit for the purpose of conducting the goodwill impairment assessment. A goodwill impairment charge is recorded if the amount by which our carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in our market value as a result of a significant decline in our stock price.

During the three-month period ended June 30, 2022, the Company identified a potential impairment triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there may be an impairment to the carrying value of its long-lived assets and accordingly performed interim testing to determine the proper fair value of its long-lived assets as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 7 – Intangible Assets, Net and Goodwill, included elsewhere in the notes to the consolidated financial statements.

Capitalization of Internal Software Development Costs

We capitalize certain software engineering efforts related to the continued development of Agrify Insights™ cultivation software under ASC 985-20. Costs incurred during the application development phase are only capitalized once technical feasibility has been established and the work performed will result in new or additional functionality. The types of costs capitalized during the application development phase include employee compensation, as well as consulting fees for third-party software developers working on these projects. Costs related to the research and development are expensed as incurred until technical feasibility is established as well as post-implementation activities. Internal-use software is amortized on a straight-line basis over the estimated useful life of the asset, which ranges from two to five years.

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

Results of Operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months ended June 30,		Six Months ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenue	$19,329	$11,825	$45,350	$18,833
Cost of goods sold	17,717	11,298	39,568	18,846
Gross profit (loss)	1,612	527	5,782	(13)

General and administrative	19,378	4,399	29,137	8,857
Selling and marketing	2,332	782	4,422	1,398
Research and development	2,438	774	4,522	1,656
Change in contingent consideration	(907)	—	(907)	—
Impairment of goodwill and intangible assets	69,904	—	69,904	—
Total operating expenses	93,145	5,955	107,078	11,911
Loss from operations	(91,533)	(5,428)	(101,296)	(11,924)
Interest (expense) income, net	(1,927)	55	(1,245)	23
Other expenses	—	(63)	—	(63)
Gain on extinguishment of notes payable	—	—	—	2,685
Other (expense) income, net	(1,927)	(8)	(1,245)	2,645
Net loss before income taxes	(93,460)	(5,436)	(102,541)	(9,279)
Income tax benefit	(62)	—	(262)	—
Net loss	(93,398)	(5,436)	(102,279)	(9,279)
Income attributable to non-controlling interests	3	200	4	167
Net loss attributable to Agrify Corporation	$(93,401)	$(5,636)	$(102,283)	$(9,446)
Net loss per share attributable to Common Stockholders – basic and diluted	$(3.51)	$(0.28)	$(4.00)	$(0.57)
Weighted-average common shares outstanding – basic and diluted	26,582,104	20,344,278	25,591,114	16,661,948

Revenue

Our goal is to provide our customers with a variety of products to address their entire indoor agriculture needs. Our core product offering includes our VFUs and Agrify Integrated Grow Racks with our Agrify Insights™ cultivation software, which are supplemented with environmental control products, grow lights, facility build-out services and extraction equipment.

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

We generate revenue from sales of cultivation solutions, including ancillary products and services, Agrify Insights™ cultivation software, facility build-outs and extraction equipment and solutions. We believe that our product mix forms an integrated ecosystem which allows us to be engaged with our potential customers from the early stages of the grow cycle — first during the facility build-out, to the choice of cultivation solutions, running the grow business with our Agrify Insights™ cultivation software and finally, our extraction, post-processing and testing services to transform harvest into a sellable product. We believe that the delivery of each solution in the various stages in the process will generate sales of additional solutions and services.

The following table provides a breakdown of our revenue for the three and six months ended June 30, 2022 and 2021:

	Three Months ended June 30,				Six Months ended June 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Cultivation solutions, including ancillary products and services	$321	$1,124	$(803)	(71)%	$703	$1,353	$(650)	(48)%
Agrify Insights™ cultivation software	44	—	44	100%	45	8	37	463%
Facility build-outs	9,006	10,701	(1,695)	(16)%	22,217	17,472	4,745	27%
Extraction solutions	9,958	—	9,958	100%	22,385	—	22,385	100%
Total revenue	$19,329	$11,825	$7,504	64%	$45,350	$18,833	$26,517	141%

Revenues increased by $7.5 million, or 64% for the three months ended June 30, 2022, compared to the same period in 2021. The comparative increase in revenue was generated primarily from extraction solutions sales of equipment and services from our acquisition of Lab Society in 2022 and acquisitions of Precision, Cascade and PurePressure in 2021, which contributed $10.0 million in revenue for the three months ended June 30 2022. Sales related to cultivation products decreased by $759 thousand during the three months ended June 30, 2022 primarily due to the variability in the sales cycle associated with our VFU equipment. In addition, comparative quarterly facility build-out revenue decreased by $1.7 million as a result of our legacy facility build-out projects nearing completion.

Revenues increased by $26.5 million, or 141% for the six months ended June 30, 2022, as compared to the same period in 2021. The comparative increase in revenue was generated primarily from extraction solutions sales of equipment and services from our acquisition of Lab Society in 2022 and acquisitions of Precision, Cascade and PurePressure in 2021 which contributed $22.4 million in revenue for the six months ended June 30, 2022. Additionally, facility build-out revenues increased by $4.7 million due to the continued build-out of facilities under our TTK Solutions. This was partially offset by a decrease in cultivation product and service sales of $613 thousand.

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

The following table provides a breakdown of our cost of goods sold for the three and six months ended June 30, 2022 and 2021:

	Three Months ended June 30,				Six Months ended June 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Cultivation solutions, including ancillary products and services	$1,335	$1,117	$218	20%	$1,740	$1,886	$(146)	(8)%
Agrify Insights™ cultivation software	—	—	—	—%	—	—	—	—%
Facility build-outs	8,712	10,181	(1,469)	(14)%	21,788	16,960	4,828	28%
Extraction solutions	7,670	—	7,670	100%	16,040	—	16,040	100%
Total cost of goods sold	$17,717	$11,298	$6,419	57%	$39,568	$18,846	$20,722	110%

Cost of goods sold increased by $6.4 million, or 57%, for the three months ended June 30, 2022 compared to the same period in 2021. The comparative quarterly increase in the cost of goods sold is largely associated with the incremental expense associated with the sales of our extraction-related equipment, for which there was no associated revenue or expense in the prior year quarterly period. Costs associated with our extraction-related equipment sales totaled $7.7 million in the three months ended June 30, 2022. Additionally, our second quarter cost of goods sold amount for the second quarter of 2022 includes $929 thousand of incremental expense associated with increases to our inventory reserves related to slow-moving inventory, as well as $181 thousand of the incremental cost associated with increases to our warranty reserves.

Cost of goods sold increased by $20.7 million, or 110%, for the six months ended June 30, 2022 compared to the same period in 2021. The comparative quarterly increase in the cost of goods sold is similarly associated with the introduction of our extraction-related equipment sales in the year-to-date 2022 fiscal period. Costs associated with extraction equipment-related equipment sales accounted for $16.0 million of the comparative year-to-date fiscal 2022 increase in cost of goods sold. Additionally, cost of goods sold related to facility build-outs increased by $4.8 million for the six months ended June 30 2022, directly related to the comparative increase in subcontractor construction costs associated with active design and build projects during the first half of the 2022 fiscal year.

Gross Profit (Loss)

	Three Months ended June 30,				Six Months ended June 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Gross profit (loss)	$1,612	$527	$1,085	206%	$5,782	$(13)	$5,795	44,577%

Gross profit totaled $1.6 million, or 8.3% of total revenue during the three months ended June 30, 2022 compared to a gross profit of $527 thousand, or 4.5% of total revenue during the three months ended June 30, 2021. The comparative $1.1 million second-quarter year-over-year improvement in gross profit, as well as the comparative improvement in gross profit margin, is primarily attributable to the introduction of our extraction solutions revenue in 2022, which contributes to higher gross profit and gross profit margins than those realized on our cultivation-related revenue, which includes our TTK Solutions build-out revenue. During the second quarter of 2022, we realized a gross profit margin of 23% associated with our extraction solutions revenue, while we realized a gross loss of approximately (7)% on our facility build-outs and cultivation-related revenues. Our gross profit and gross profit margins for the three-month period ended June 30, 2022, were negatively impacted as a result of increases in inventory reserves and warranty reserves, which totaled $929 thousand and $181 thousand, respectively. Absent these periodic charges, reported gross profit margins would have been approximately 14.1% during the second quarter of 2022.

Gross profit totaled $5.8 million, or 12.7% of total revenue during the six months ended June 30, 2022 compared to a gross loss of ($13) thousand, or (0.1)% of total revenue during the six months ended June 30, 2021. The comparative $5.8 million year-over-year improvement in gross profit, as well as the comparative improvement in gross profit margin, is similarly attributable to the introduction of our extraction solutions revenue during the first six months of 2022. No extraction solutions-related revenues were recognized during the first six months of 2021. Extraction solutions revenue contributes a higher gross profit and gross profit margins than those realized on our cultivation-related revenue, which includes our TTK Solutions build-out revenue. During the first six months of 2022, we realized a gross profit margin of 28% associated with our extraction solutions revenue, while we realized a gross loss of approximately (2)% on our cultivation-related revenues. As with our second quarter of 2022, our gross profit and gross profit margin for the six months ended June 30, 2022 is also adversely impacted by the inventory and warranty reserves described above.

General and Administrative

	Three Months ended June 30,				Six Months ended June 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
General and administrative	$19,378	$4,399	$14,979	341%	$29,137	$8,857	$20,280	229%

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

G&A expense increased by $15.0 million, or 341%, for the three months ended June 30, 2022, compared to the same period in 2021. The primary driver of the increase in comparative general and administrative expense in the second quarter of 2022 is largely the result of an $8.6 million increase in trade and loan receivable allowances recorded during the quarter. During the second quarter of 2022, the Company increased its trade receivables reserve by approximately $1.5 million and its loans receivable reserve by approximately $7.1 million, specifically related to Greenstone Holdings (“Greenstone”). Both reserves were deemed necessary due to the current financial instability within the cannabis industry. The Company specifically established the loan reserve related to Greenstone based upon its review of Greenstone’s financial stability, which would impact collectability and is primarily the result of unfavorable market conditions within the Colorado market. The Company will continue to monitor the operations of Greenstone in an effort to collect all outstanding receivables but due to the uncertain nature of Greenstone’s business at this time the Company has made the decision to place a reserve against the loan receivable amounts. Additional information regarding recent developments with Greenstone may be found in Note 5 – Loan Receivable, included elsewhere in the notes to the consolidated financial statements

Other year-over-year increases in the second quarter of 2022 general and administrative expenses included $3.9 million of incremental G&A expenses related to our acquisition of Lab Society in 2022 and acquisitions of Precision, Cascade and PurePressure in 2021, an increase in wage and benefits-related expenses of $1.1 million, an increase in facility and other related expenses of $936 thousand, an $800 thousand legal settlement accrual, an increase in directors’ and officers’ insurance of $182 thousand, an increase in investor relations of $133 thousand and an increase in depreciation and amortization of $34 thousand.

G&A expense increased by $20.3 million, or 229%, for the six months ended June 30, 2022, compared to the same period in 2021. As described above, the primary drivers of the year-over-year increase in the comparative six-month period G&A expenses are largely attributable to an increase in trade and loan receivable allowances of $7.8 million and $6.9 million of incremental G&A expenses related to our acquisition of Lab Society in 2022 and acquisitions of Precision, Cascade and PurePressure in 2021. Other drivers of the comparative year-over-year increase in G&A expense include an increase in payroll and related expenses increase of $2.4 million, an increase in acquisition-related expenses of $2.1 million, an increase in facility and other related expenses of $1.2 million, an increase in investor relations of $339 thousand, an increase in directors’ and officers’ insurance of $310 thousand, and an increase in depreciation and amortization of $152 thousand. These increases were partially offset by a reduction in stock compensation expense of $892 thousand.

Selling and Marketing

	Three Months ended June 30,				Six Months ended June 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Selling and marketing	$2,332	$782	$1,550	198%	$4,422	$1,398	$3,024	216%

Selling and marketing expenses consist primarily of salaries and related costs of personnel, travel expenses, trade shows and advertising expenses.

Selling and marketing expenses increased by $1.6 million, or 198%, for the three months ended June 30, 2022, compared to the same period in 2021. The increase is attributable to our acquisition of Lab Society in 2022 and acquisitions of Precision, Cascade and PurePressure in 2021 of $802 thousand, an increase in travel and other expenses of $321 thousand, an increase in payroll and related expenses of $278 thousand and an increase in advertising and trade show expenses of $149 thousand.

Selling and marketing expenses increased by $3.0 million, or 216%, for the six months ended June 30, 2022, compared to the same period in 2021. The increase is attributable to our acquisition of Lab Society in 2022 and acquisitions of Precision, Cascade and PurePressure in 2021 of $2.2 million, an increase in payroll and related expenses of $513 thousand, an increase in advertising and trade show expenses of $172 thousand and an increase in travel and other expenses of $97 thousand.

Research and Development

	Three Months ended June 30,				Six Months ended June 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Research and development	$2,438	$774	$1,664	215%	$4,522	$1,656	$2,866	173%

Research and development (“R&D”) expenses consisted primarily of costs incurred for the development of our Agrify Insights™ cultivation software and next-generation generation VFUs, which includes:

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

R&D expense increased by $1.7 million, or 215%, for the three months ended June 30, 2022, compared to the same period in 2021. The increase in comparative period R&D expenses is attributable to increases in wage and benefits-related expenses of $574 thousand, third-party consulting services of $529 thousand, $467 thousand of incremental R&D expense related to the acquisition of Lab Society in 2022 and acquisitions of Precision, Cascade and PurePressure in 2021, and material and other costs of $94 thousand. As a percentage of net revenue, R&D expenses were 12.6% of total revenue for the three months ended June 30, 2022, compared to 6.6% for the three months ended June 30, 2021.

R&D expense increased by $2.9 million, or 173%, for the six months ended June 30, 2022, compared to the same period in 2021. The comparative periodic increase in R&D expense is attributable to third-party consulting services of $988 thousand, increases in wage and benefits-related expenses of $801 thousand, $777 thousand of incremental R&D expense related to the acquisition of Lab Society in 2022 and acquisitions of Precision, Cascade and PurePressure in 2021 and material and other costs of $302. As a percentage of net revenue, R&D expenses were 10% of total revenue for the six months ended June 30, 2022, compared to 8.8% for the six months ended June 30, 2021.

We expect to continue to invest in future developments of our VFUs, Agrify Insights™ cultivation software and our extraction products. Although we continue to increase our investment in R&D activities, we expect R&D expenses to decrease as a percentage of revenue due to our revenue growth.

Change in contingent consideration

	Three Months ended June 30,				Six Months ended June 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Change in contingent consideration	$(907)	$—	$(907)	(100)%	$(907)	$—	$(907)	(100)%

Change in contingent consideration decreased by $(907) thousand, or 100%, for the three months and six months ended June 30, 2022, compared to the same periods in 2021. The change in contingent consideration expense, which was recognized by us during the second quarter of 2022, primarily relates to the reduction in the projected earn-out achievement associated with Lab Society’s first twelve-month earn-out period, for which current revenue projections are trending below our original earn-out achievement fair value estimates. During the second quarter of 2022, the Company reduced the current fair value estimate of contingent consideration to be earned by the former members of Lab Society by approximately $(1.0) million. This was partially offset by an increase of $121 thousand to the final contingent consideration amount earned by the former members of Precision and Cascade. As per the guidelines of ASC 805, we are required to record subsequent changes to our original fair value estimates related to contingent consideration as an operating expense in the period of change and not as an increase to goodwill.

Impairment of Goodwill and intangible assets

	Three Months ended June 30,				Six Months ended June 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Impairment of Goodwill and intangible assets	$69,904	$—	$69,904	100%	$69,904	$—	$69,904	100%

During the three months period ended June 30, 2022, the Company identified a potential impairment triggering event associated with both a sustained decline in our stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, we deemed that there was a need to perform a detailed analysis necessary to support the current carrying value of our long-lived assets, including our goodwill and intangible assets, as of June 30, 2022.

Based on its interim testing, the Company noted that the current carrying value of equity significantly exceeded the calculated fair value equity, by an amount greater than the aggregate value of our goodwill and intangible assets. Accordingly, the Company concluded that the entire carrying value of its goodwill and intangible assets should be impaired, resulting in a second-quarter impairment charge of $69.9 million. Additional information regarding the Company’s interim testing on goodwill may be found in Note 7 – Intangible Assets, Net and Goodwill, included elsewhere in the notes to the consolidated financial statements.

Other Income (Expense), Net

	Three Months ended June 30,				Six Months ended June 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Interest (expense) income, net	$(1,927)	$55	$(1,982)	(3,604)%	$(1,245)	$23	$(1,268)	(5,513)%
Other expenses	—	(63)	63	100%	—	(63)	63	100%
Gain on extinguishment of notes payable	—	—	—	—%	—	2,685	(2,685)	(100)%
Total other (expense) income, net	$(1,927)	$(8)	$(1,919)	(23,988)%	$(1,245)	$2,645	$(3,890)	(147)%

Interest (expense) income, net decreased by $(2.0) million, or 3,604%, for the three months ended June 30, 2022 compared to the same period in 2021. The decrease in interest (expense) income, net primarily is attributable to an increase in interest expense, including the amortization of debt discount costs, of $(2.6) million related to our SPA Note. This partially was offset by interest income of $654 thousand from our TTK Solutions.

Interest (expense) income, net decreased by $(1.3) million, or 5,513%, for the six months ended June 30, 2022 compared to the same period in 2021. The decrease in interest (expense) income, net primarily is attributable to an increase in interest expense, including the amortization of debt discount costs, of $(2.8) million related to our SPA Note. This partially was offset by interest income of $1.1 million from our TTK Solutions.

Other expenses of $0 for the three and six months ended June 30, 2022, compared to $(63) thousand for the three and six months ended June 30, 2021 are attributable to the amortization of premiums related to the held to maturity securities.

Gain on extinguishment of notes payable decreased by $(2.7) million, or 100%, for the six months ended June 30, 2022 compared to the same period in 2021. We recognized a gain on extinguishment of $2.7 million in connection with the derecognition of the net carrying amount of the extinguished debt of $19.6 million (inclusive of $13.1 million of principal, $7.1 million of derivative liabilities, less $587 thousand of debt discount) and the recognition of the $16.9 million fair value of the new convertible notes (including the same principal amount of $13.1 million plus the $3.8 million fair value of the beneficial conversion feature). Additional information relating to the Company’s Gain on extinguishment of notes payable may be found in Note 11 – Convertible Promissory Notes, included elsewhere in the notes to the consolidated financial statements.

Income Tax Benefit

	Three Months ended June 30,				Six Months ended June 30,
(In thousands)	2022	2021	Change	% Change	2022		2021	Change	% Change
Income tax benefit	$(62)	$—	$(62)	100%	$(26	2)	$—	$(262)	100%
Effective tax rate	0.1%	0.0%			0.3%		0.0%

The change in the income tax benefit for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to a goodwill impairment charge recorded during the second quarter of 2022 which resulted in a $(62) thousand benefit related to the reversal of our deferred tax liability on indefinite-lived assets.

The change in the income tax benefit for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a discrete income tax benefit of $(200) thousand recorded during the first quarter of 2022, which is attributable to a non-recurring partial release of our U.S. valuation allowance as a result of the Lab Society acquisition.

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

Income (loss) attributable to non-controlling interest represents the portion of profit (or loss) that are attributable to non-controlling interest calculated as a product of the net income of the entity multiplied by the percentage of ownership held by the non-controlling interest.

Going Concern

We have incurred operating losses since our inception and have negative cash flows from operations. We also have an accumulated deficit of $161.3 million as of June 30, 2022. In addition, for the quarter ending June 30, 2022, we will recognize significant impairment charges to the carrying value of its goodwill and intangible assets and will be in default of certain financial debt covenants associated with its $65 million senior secured promissory note (“the SPA Note). As a result of its default, we are actively working to restructure our existing SPA Note in order to avoid having the note called by the lender. If the lender were to call the debt instrument due to the default, we would not have sufficient cash on hand as of June 30, 2022 to pay off the existing debt and default penalty amounts. Cash on hand is approximately $59.9 million, while the debt liability, including the potential default penalty, would be approximately $75.0 million as of June 30, 2022.

Subsequent to the end of the second quarter of 2022, we reached an agreement in principle with our institutional lender to amend our existing SPA Note and to modify certain financial covenants which, once complete, should give us additional flexibility to operate and meet our long-term strategic goals while also allowing us to responsibly adjust to the many challenges currently facing the cannabis industry.

These financial statements have been prepared on a going concern basis, which implies we believe these conditions raise substantial doubt about our ability to continue as a going concern within the next twelve-months from the date these financial statements are available to be issued. The Company’s continuation as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until the Company begins generating sufficient cash flows from operations to meet its obligations.

There is no assurance that we will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $29.9 million and $30 million in restricted cash. Prior to consideration of any debt restructuring, we believe we have sufficient cash on hand to continue operations for the next six to nine months. We have, in each of the past two quarters, used a total of approximately $30.0 million to support our activities in each quarter. Our current working capital needs are to support revenue growth, fund construction and equipment financing commitments associated with our TTK Solutions, manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements and capital expenditures. We anticipate that we will allocate a significant portion of our current balance of working capital to satisfy the financing requirements of our current and future TTK arrangements. These arrangements require a significant amount of upfront capital necessary to fund construction, associated with facility build-outs, and equipment. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

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

Indebtedness

We entered into one Loan Agreement and Promissory Note with Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. We received total proceeds of approximately $779 thousand from the unsecured PPP Loan which was originally scheduled to mature in May 2022. We applied for forgiveness on the $779 thousand of our PPP Loan however was denied by the SBA. On June 23, 2022, we received a letter from Bank of America agreeing to extend the maturity date to May 7, 2025 and bears interest at a rate of 1.00% per year. The PPP loan is payable in 34 equal combined monthly principal and interest payments of approximately $24.0 thousand commencing August 7, 2022.

On March 14, 2022, we entered into a Securities Purchase Agreement with an institutional investor. The Purchase Agreement provides for the issuance of a senior secured note (the “SPA Note”) in the aggregate amount of $65 million and a warrant exercisable 6,881,108 shares of Common Stock, with the potential for two potential subsequent closings for notes with an original principal amount of $35 million each. The initial closing pursuant to this debt facility occurred on March 24, 2022. The SPA Note is a senior secured obligation and ranks senior to all other indebtedness. We will be required to make amortization payments equal to 4.0% of the original principal amount of the SPA Note on the first day of each calendar month starting on February 1, 2023 and extending through the maturity date of March 1, 2026 (the “Maturity Date”), at which time all remaining outstanding principal and accrued but unpaid interest will be due. The SPA Note has an interest rate of 6.75% per year, and we will be required to pay interest on March 1, June 1, September 1, and December 1 of each calendar year through the Maturity Date. Following the one-year anniversary of the SPA Note’s issuance, we may, in lieu of paying interest in cash, pay such interest in kind, in which case interest on the SPA Note will be calculated at the rate of 8.75% per year and will be added to the principal amount of the SPA Note.

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

For the quarter ending June 30, 2022, we will be in default of certain of financial debt covenants associated with its SPA Note. As a result of this default, the lender would have the ability to call the balance of the note, along with a 115% penalty, amounting to a total repayment obligation of approximately $75.0 million ($65.0 million in principal and $9.8 million of default penalty), plus increase the interest due on the outstanding unpaid balance(s) from 6.75% to 15%. All amounts due would immediately become a current liability in the event the lender were to call the note. If the lender were to call the debt instrument due to the default, we would not have sufficient cash on hand as of June 30, 2022 to pay off the existing debt and default penalty amounts. As of June 30, 2022, cash (including restricted cash), cash equivalents and marketable securities totaled approximately $59.9 million, which would be insufficient to cover the combined amount of debt liability, including the default penalty amount.

Subsequent to the end of the second quarter of 2022, we reached an agreement in principle with its institutional lender to amend its existing SPA Note and to modify certain financial covenants which, once complete, should give us additional flexibility to operate and meet its long-term strategic goals while also allowing it to responsibly adjust to the many challenges currently facing the cannabis industry.

Summary Statement of Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the six months ended June 30, 2022, and 2021:

(In thousands)	June 30, 2022	June 30, 2021
Net cash (used in) provided by:
Operating activities	$(57,580)	$(13,837)
Investing activities	(26,935)	(51,865)
Financing activities	91,109	137,432
Net increase in cash and cash equivalents	$6,594	$71,730

Cash Flow from Operating Activities

For the six months ended June 30, 2022, we incurred a net loss of $(102.2) million, which included non-cash expenses of impairment of goodwill and intangible assets of $69.9 million, a provision of $8.6 million to accounts receivable allowance for doubtful accounts ($7.1 million for doubtful accounts related to Greenstone TTK Solution), debt issuance costs and amortization of debt discount related to the SPA Note of $3.7 million, $2.2 million related to depreciation and amortization, $1.9 million in connection with the issuance and acceleration of stock options, non-cash interest income of $1.0 million related to TTK Solutions, a provision of slow-moving inventory of $929 thousand, a $(907) thousand change in fair value of contingent consideration associated with the acquisition of Precision, Cascade and Lab Society and a gain attributed to non-controlling interest in the amount of $4 thousand. Net cash was reduced by a $20.2 million increase in inventory due to demand forecast, a $4.9 million decrease in accounts payable, a $4.3 million increase in accounts receivable, a $4.0 million increase in accrued expenses and other current liabilities, a $2.7 million increase in prepaid expenses, a $2.6 million decrease in deferred revenue and a $1.5 million increase in other non-current assets.

For the six months ended June 30, 2021, we incurred a net loss of $(9.4) million, which included non-cash expenses of $313 thousand related to depreciation and amortization, $3.1 million in connection with the issuance and acceleration of stock options, non-cash interest expenses of $46 thousand related to leases, and gain attributed to non-controlling interest in the amount of $167 thousand. Net cash was reduced by an $11.1 million increase in accounts receivable, a $4.5 million increase in prepaid inventory due to demand forecast and a $2.7 million increase in prepaid expenses, partially offset by a $12.8 million increase in accrued expenses ($11.1 million related to construction costs).

Cash Flow from Investing Activities

Net cash used in investing activities primarily relates to net purchases of marketable securities, cash paid associated with our 2022 acquisition of Lab Society, the issuance of loans receivable in connection with our financing of construction and equipment under its TTK Solutions offering, and purchases of property and equipment, expenditures, and purchase of marketable securities. The capital expenditures support growth and investment in property and equipment, to expand research, development, and testing capabilities and, to a lesser extent, the replacement of existing equipment.

For the six months ended June 30, 2022, net cash used in investing activities was $(27.0) million, which included cash outflows of $20.4 million related to the issuance of TTK-related loans receivable, $6.4 million of expenditures for property and equipment, $3.5 million paid in connection with our 2022 acquisitions of Lab Society and $3.4 million in net purchases of marketable securities.

For the six months ended June 30, 2021, net cash used in investing activities was $(51.9) million, which included cash outflows of $1.1 million of leasehold improvements, purchasing computer equipment and small machinery, a $483 thousand issuance of loan receivable and $50.3 million purchases of held to maturity securities.

Cash Flow from Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities was $91.1 million. Net cash provided by financing activities was primarily driven by our two private placements during 2022. We received $65.0 million in net proceeds from our issuance of Common Stock and warrants in a private placement, $25.8 million in net proceeds from our issuance of debt and warrants in a private placement and the issuance of $2.5 million of short-term notes payable associated with directors’ and officers’ insurance policy. Additionally, we received $21 thousand in proceeds from the exercise of stock options and warrants. Each of the above inflows of cash was offset by $187 thousand in payments relating to financing leases and by $2.0 million of debt repayments related to the insurance premium that was financed over nine months and payments of other miscellaneous debt.

For the six months ended June 30, 2021, net cash provided by financing activities was $137.4 million. Net cash provided by financing activities was attributable to $57.0 million proceeds from our initial IPO, $80.0 million from our secondary public offering, both net of fees, and proceeds from the exercise of options and warrants of $726 thousand, offset by $94 thousand payments of financing leases.

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

Critical Accounting Policies and Estimates

Part I, Item, 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

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

The significant accounting policies and estimates that have been adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 - Summary of Significant Accounting Policies included in our 2021 Annual Report and Note 1 - Overview, Basis of Presentation and Significant Accounting Policies to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no changes in these policies and estimates that had a significant impact on the financial condition and results of operations for the periods covered in this Quarterly Report.

Recently Issued Accounting Pronouncements Adopted

For more information on recently issued accounting pronouncements are included within Note 1 - Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to consolidated financial statements covered under Part I, Item 1 of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements Not Yet Adopted

For more information on new accounting pronouncements not yet adopted are included within Note 1 - Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to consolidated financial statements covered under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting previously identified in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and filed with the SEC on March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

We are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting, including hiring additional qualified personnel, further documentation and implementation of control procedures and the implementation of control monitoring. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the caption Legal Matters in Note 17 - Commitments and Contingencies to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which information is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1†	Separation Agreement of Thomas Massie, dated as of July 8, 2022 on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022.
10.2†	Employment Agreement, dated as of July 14, 2022, between the Registrant and Stuart Wilcox (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14,2022).
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1**	Section 1350 Certification of principal executive officer
32.2**	Section 1350 Certification of principal financial and accounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith in accordance with Item 601 (b)(32) of Regulation S-K.

†	Indicates a management contract or compensatory plan, contract or arrangement.

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

Date: August 15, 2022