Form 10-Q
period 2022-09-30
Agrify Corp
filed 2022-11-14
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

(617) 896-5243

(Registrant’s phone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AGFY	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2022
Common Stock, $0.001 par value	8,876,362

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,151	$12,014
Restricted cash	10,000	—
Marketable securities	381	44,550
Accounts receivable, net of allowance for doubtful accounts of $3,125 and $1,415 at September 30, 2022 and December 31, 2021, respectively	4,559	7,222
Inventory, net of reserves of $1,909 and $942 at September 30, 2022 and December 31, 2021, respectively	41,791	20,498
Prepaid and refundable taxes	204	—
Prepaid expenses and other current assets	4,296	2,452
Total current assets	63,382	86,736
Loan receivable, net of allowance for doubtful accounts of $21,770 and $0 at September 30, 2022 and December 31, 2021, respectively	29,232	22,255
Property and equipment, net	13,208	6,232
Right-of-use, net	2,470	1,479
Goodwill	—	50,090
Intangible assets, net	—	14,072
Other non-current assets	1,899	1,184
Total assets	$110,191	$182,048
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,558	$9,151
Accrued expenses and other current liabilities	20,505	28,764
Operating lease liabilities, current	822	814
Long-term debt, current	492	1,089
Deferred revenue	10,136	3,772
Total current liabilities	41,513	43,590
Other non-current liabilities	187	318
Warrant liabilities	971	—
Operating lease liabilities, non-current	1,744	704
Long-term debt	30,380	12
Total liabilities	74,795	44,624
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common Stock, $0.001 par value per share, 100,000,000 and 50,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively, 2,691,008 and 2,220,710 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (1)	3	2
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital (1)	242,549	196,032
Accumulated deficit	(207,526)	(58,975)
Total stockholders’ equity	35,026	137,059
Non-controlling interests	370	365
Total liabilities and stockholders’ equity	$110,191	$182,048

(1)	Periods presented have been adjusted to reflect the 1-for-1.581804 reverse stock split on January 12, 2021 and the 1-for-10 reverse stock split on October 18, 2022. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue (including $0, $5,215, $2,411 and $21,570 from related parties, respectively)	$7,019	$15,751	$52,369	$34,584
Cost of goods sold	11,135	16,131	50,703	34,977
Gross (loss) profit	(4,116)	(380)	1,666	(393)

General and administrative	24,126	7,705	53,263	16,562
Selling and marketing	2,160	890	6,582	2,288
Research and development	1,747	827	6,269	2,483
Change in contingent consideration	(602)	—	(1,509)	—
Impairment of goodwill and intangible assets	—	—	69,904	—
Total operating expenses	27,431	9,422	134,509	21,333
Loss from operations	(31,547)	(9,802)	(132,843)	(21,726)
Interest (expense) income, net	(3,979)	45	(5,224)	68
Other income (expense)	1,506	(15)	1,506	(78)
Change in fair value of warrant liability	5,686	—	5,686	—
(Loss) gain on extinguishment of notes payable	(17,933)	—	(17,933)	2,685
Other (expense) income, net	(14,720)	30	(15,965)	2,675
Net loss before income taxes	(46,267)	(9,772)	(148,808)	(19,051)
Income tax benefit	—	—	(262)	—
Net loss	(46,267)	(9,772)	(148,546)	(19,051)
Income (loss) attributable to non-controlling interests	1	(14)	5	153
Net loss attributable to Agrify Corporation	$(46,268)	$(9,758)	$(148,551)	$(19,204)
Net loss per share attributable to Common Stockholders – basic and diluted (1)	$(17.33)	$(4.68)	$(57.21)	$(10.66)
Weighted-average common shares outstanding – basic and diluted (1)	2,670,501	2,083,439	2,596,649	1,806,874

(1)	Periods presented have been adjusted to reflect the 1-for-1.581804 reverse stock split on January 12, 2021 and the 1-for-10 reverse stock split on October 18, 2022. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Preferred A Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity attributable	Non- Controlling	Total Stockholders’
	Shares (1)	Amount (1)	Shares	Amount	Capital (1)	Deficit	to Agrify	Interests	Equity
Balance at January 1, 2021	421,168	$—	100,000	$—	$19,831	$(26,510)	$(6,679)	$225	$(6,454)
Stock-based compensation	—	—	—	—	3,066	—	3,066	—	3,066
Beneficial conversion feature associated with amended Convertible Promissory Notes	—	—	—	—	3,869	—	3,869	—	3,869
Conversion of Convertible Notes	169,707	—	—	—	13,100	—	13,100	—	13,100
Issuance of Common Stock – Initial Public Offering (“IPO”), net of fees	621,000	1	—	—	56,960	—	56,961	—	56,961
Issuance of Common Stock – Secondary public offering, net of fees	638,889	1	—	—	79,838	—	79,839		79,839
Conversion of Preferred A Stock	137,304	—	(100,000)	—	—	—	—	—	—
Exercise of options	25,279	—	—	—	721	—	721	—	721
Exercise of warrants	24,023	—	—	—	5	—	5	—	5
Net loss	—	—	—	—	—	(9,446)	(9,446)	167	(9,279)
Balance at June 30, 2021	2,037,370	$2	—	$—	$177,390	$(35,956)	$141,436	$392	$141,828
Stock-based compensation	—	—	—	—	941	—	941	—	941
Issuance of common shares in connection with acquisition	800	—	—	—	176	—	176	—	176
Exercise of options	36,581	—	—	—	1,499	—	1,499	—	1,499
Exercise of warrants	51,387	—	—	—	3	—	3	—	3
Net loss	—	—	—	—	—	(9,758)	(9,758)	(14)	(9,772)
Balance at September 30, 2021	2,126,138	$2	—	$—	$180,009	$(45,714)	$134,297	$378	$134,675

	Common Stock		Preferred A Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity attributable	Non- Controlling	Total Stockholders’
	Shares (1)	Amount (1)	Shares	Amount	Capital (1)	Deficit	to Agrify	Interests	Equity
Balance at January 1, 2022	2,220,710	$2	—	$—	$196,032	$(58,975)	$137,059	$365	$137,424
Stock-based compensation	—	—	—	—	1,893	—	1,893	—	1,893
Issuance of Common Stock and warrants in private placement	245,035	—	—	—	25,797	—	25,797	—	25,797
Issuance of debt and warrants in private placement	—	—	—	—	13,230	—	13,230	—	13,230
Acquisition of Lab Society	29,793	—	—	—	1,903	—	1,903	—	1,903
Exercise of options	851	—	—	—	20	—	20	—	20
Exercise of warrants	162,754	—	—	—	2	—	2	—	2
Net loss	—	—	—	—	—	(102,283)	(102,283)	4	(102,279)
Balance at June 30, 2022	2,659,143	$2	—	$—	$238,877	$(161,258)	$77,621	$369	$77,990
Stock-based compensation	—	—	—	—	1,645	—	1,645	—	1,645
Issuance of common shares in connection with acquisition	8,704	—	—	—	2,220	—	2,220	—	2,220
Reclass of warrant liability	—	—	—	—	(194)	—	(194)	—	(194)
Exercise of warrants	3,161	1	—	—	1	—	2	—	2
Issuance of restricted stock units	20,000	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(46,268)	(46,268)	1	(46,267)
Balance at September 30, 2022	2,691,008	$3	—	$—	$242,549	$(207,526)	$35,026	$370	$35,396

(1)	Periods presented have been adjusted to reflect the 1-for-1.581804 reverse stock split on January 12, 2021 and the 1-for-10 reverse stock split on October 18, 2022. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss attributable to Agrify Corporation	$(148,551)	$(19,204)
Adjustments to reconcile net loss attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	2,602	508
Impairment on goodwill and intangible assets	69,904	—
Loss (gain) on extinguishment of notes payable, net	14,933	(2,685)
Change in fair value of warrant liability	(5,686)	—
Amortization of premium on investment securities	606	522
Amortization of debt discount	1,990	—
Interest on investment securities	(759)	(574)
Provision for doubtful accounts	23,708	—
Provision for slow-moving inventory	967	—
Debt issuance costs paid	(665)	—
Debt issuance costs amortized	389	—
Deferred income taxes	(262)	—
Compensation in connection with the issuance of stock options	3,538	4,007
Issuance of common shares in connection with acquisition	—	176
Non-cash interest (income) expense	(1,522)	50
Loss from disposal of fixed assets	6	25
Change in fair value of contingent consideration	(1,509)	—
Income attributable to non-controlling interests	5	153
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,217	(7,861)
Inventory	(20,129)	(5,227)
Prepaid expenses and other current assets	(2,760)	(3,523)
Prepaid and refundable taxes	(10)	—
Right-of-use assets, net	55	62
Other non-current assets	(1,275)	—
Accounts payable	378	7,906
Accrued expenses and other current liabilities	(8,128)	7,367
Deferred revenue, net	4,843	741
Net cash used in operating activities	(66,115)	(17,557)

Cash flows from investing activities
Purchases of property and equipment	(8,002)	(3,536)
Purchase of securities	(283,271)	(68,461)
Proceeds from the sale of securities	317,593	—
Issuance of loan receivables	(26,942)	(12,686)
Cash paid for business combination, net of cash acquired	(3,513)	—
Net cash used in investing activities	(4,135)	(84,683)

Cash flows from financing activities
Proceeds from issuance of debt and warrants in private placement	65,000	—
Proceeds from issuance of debt and warrants in private placement, net of fees	25,770	—
Proceeds from IPO, net of fees	—	56,961
Proceeds from Secondary public offering, net of fees	—	79,839
Proceeds from exercise of options	19	2,220
Proceeds from exercise of warrants	2	9
Proceeds from short-term loan payable	2,522	—
Repayment of debt and warrants in private placement	(30,000)	—
Repayments of notes payable, other	(2,685)	—
Payments of financing leases	(241)	(154)
Net cash provided by financing activities	60,387	138,875
Net increase in cash and cash equivalents	(9,863)	36,635
Cash and cash equivalents at the beginning of period	12,014	8,111
Cash and cash equivalents at the end of period	$2,151	$44,746
Cash, cash equivalents, and restricted cash at end of period
Cash and cash equivalents	$2,151	$44,746
Restricted cash	10,000	—
Total cash, cash equivalents, and restricted cash at the end of period	$12,151	$44,746
Supplemental disclosures of non-cash investing activities
Equipment sold for loan receivable to customer	$—	$289

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Overview, Basis of Presentation and Significant Accounting Policies

Description of Business

Agrify Corporation (“Agrify” or the “Company”) is one of the most innovative providers of advanced cultivation and extraction solutions for the cannabis industry, bringing data, science, and technology to the forefront of the market. The Company’s proprietary micro-environment-controlled Agrify Vertical Farming Units (or “VFUs”) enable cultivators to produce the highest quality products with what it believes to be an unmatched consistency, yield, and Return on Investment at scale. The Company’s comprehensive extraction product line, which includes hydrocarbon, ethanol, solventless, post-processing, and lab equipment, empowers producers to maximize the quantity and quality of extract required for premium concentrates.

The Company believes it is the only company with an automated and fully integrated grow solution in the industry. The Company’s cultivation and extraction solutions seamlessly combines its integrated hardware and software offerings with a broad range of associated services including consulting, engineering, and construction and is designed to deliver the most complete commercial indoor farming solution available from a single provider. The totality of its product offerings and service capabilities forms an unrivaled ecosystem in what has historically been a highly fragmented market. As a result, the Company believes it is well situated to create a dominant market position in the indoor agriculture sector.

The Company was formed in the State of Nevada on June 6, 2016 as Agrinamics, Inc., and subsequently changed its name to Agrify Corporation. The Company is sometimes referred to herein by the words “we,” “us,” “our,” and similar terminology.

The Company has nine wholly-owned subsidiaries, which are collectively referred to as the “Subsidiaries”:

●	AGM Service Corp LLC (formerly AGM Service Corp Inc.);

●	TriGrow Systems, LLC (“TriGrow”, which acted as the Company’s exclusive distributor and which was acquired in January 2020 as TriGrow Systems, Inc. and converted to TriGrow Systems, LLC in May 2020);

●	Ariafy Finance, LLC;

●	Agxiom, LLC;

●	Harbor Mountain Holdings, LLC (“HMH”) (acquired in July 2020);

●	Cascade Sciences, LLC (“Cascade”) (which was acquired by the Company on October 1, 2021);

●	Precision Extraction NewCo, LLC (“Precision”) (which was a newly formed subsidiary in connection with the October 1, 2021 acquisition of Mass2Media, LLC, d/b/a PX2 Holdings, LLC, d/b/a Precision Extraction Solutions and Cascade); and

●	PurePressure, LLC (“PurePressure”) (which was acquired by the Company on December 31, 2021); and

●	Lab Society NewCo, LLC (“Lab Society”) (which was a newly formed subsidiary in connection with the February 1, 2022 acquisition of LS Holdings Corp).

The Company also has ownership interests in the following companies:

●	Teejan Podoponics International LLC (“TPI”) (the Company has owned 50% of TPI since December 2018);

●	Agrify-Valiant, LLC (“Agrify-Valiant”) (the Company is 60% majority owner and Valiant-America, LLC owns 40%, which was formed in December 2019. Subsequent to September 30, 2022, On October 27, 2022, the Company provided notice to Valiant-America, LLC of our intention to begin winding up of Agrify-Valiant); and

●	Agrify Brands, LLC (“Agrify Brands”) (formerly TriGrow Brands, LLC) (the Company owns 75% of Agrify Brands, which ownership position was created as part of the January 2020 acquisition of TriGrow).

Reverse Stock Split

On January 12, 2021, the Company effected a 1-for-1.581804 reverse stock split of its Common Stock, $0.001 par value per share (“Common Stock”). All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented unless otherwise indicated.

On October 18, 2022, the Company effected a 1-for-10 reverse stock split of its Common Stock. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented unless otherwise indicated.

No fractional shares of Common Stock were issued as a result of these reverse stock splits. Any fractional shares in connection with these reverse stock splits were rounded up to the nearest whole share and no stockholders received cash in lieu of fractional shares. The reverse stock splits had no impact on the number of shares of Common Stock that the Company is authorized to issue pursuant to its articles of incorporation or on the par value per share of the Common Stock. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise or conversion of the Company's outstanding stock options and warrants, the exercise price or conversion price (as applicable) of the Company’s outstanding stock options and warrants, and the number of shares reserved for issuance under the Company’s equity incentive plan. All share and per share information included in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the impact of these reverse stock splits.

Initial Public Offering and Secondary Public Offering

On February 1, 2021, the Company closed its initial public offering, or (“IPO”), of 621,000 shares of its Common Stock (inclusive of 81,000 shares of Common Stock from the full exercise of the over-allotment option of shares granted to the underwriters). The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File Nos. 333- 251616 and 333-252490), which was declared effective by the Securities Exchange Commission (“SEC”) on January 27, 2021. In the IPO, Maxim Group LLC and Roth Capital Partners acted as the underwriters. The IPO price for shares of Common Stock was $100.00 per share. The total gross proceeds from the IPO were $62.1 million.

After deducting underwriting discounts and commissions of $4 million and offering expenses paid or payable by us of approximately $1 million, the net proceeds from the IPO were approximately $57 million. The Company used the net proceeds from the IPO for its current working capital needs, to support revenue growth, increase inventory to meet customer demand forecasts, and support operational growth.

On February 19, 2021, the Company consummated a secondary public offering (the “February Offering”) of 555,556 shares of its Common Stock for a price of $135.00 per share, less certain underwriting discounts, and commissions. On March 22, 2021, the Company closed on the sale of an additional 83,333 shares of Common Stock on the same terms and conditions pursuant to the exercise of the underwriters’ over-allotment option. The exercise of the over-allotment option brought the total number of shares of Common Stock sold by the Company in connection with the February Offering to 638,889 shares and the total net proceeds received in connection with the February Offering to approximately $80 million, after deducting underwriting discounts and estimated offering expenses. The Company used the net proceeds from the IPO for its current working capital needs, to support revenue growth, increase inventory, meet customer demand forecasts, and support operational growth.

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

The Paycheck Protection Program

In May 2020, the Company received an unsecured Paycheck Protection Program Loan (“PPP Loan”) from the Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), administered by the U.S. Small Business Administration (the “SBA”). The Company received total loan proceeds of approximately $779 thousand from the PPP Loan. The SBA denied the Company’s application for the forgiveness of the outstanding balance of the PPP Loan. On June 23, 2022, the Company received a letter from Bank of America agreeing to extend the maturity date to May 7, 2025 and bears interest at a rate of 1.00% per year. The PPP loan is payable in 34 equal combined monthly principal and interest payments of approximately $24 thousand that commenced on August 7, 2022.

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

The condensed consolidated financial statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated cash flows for the nine months ended September 30, 2022 and 2021.

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

Accounting for Less Than Wholly-Owned Subsidiaries

For the Company’s less than wholly-owned subsidiaries, which include TPI, Agrify-Valiant, and Agrify Brands, the Company first analyzes whether these entities are a variable interest entity (a “VIE”) in accordance with ASC Topic 810 Consolidation (“ASC810”), and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. The financial results of a VIE are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses (i) whether the joint-venture is a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it is determined that the joint-venture qualifies as a VIE and the Company is the primary beneficiary, the Company’s financial interest in the VIE is consolidated.

Based on the Company’s analysis of these entities, the Company has determined that Agrify-Valiant and Agrify Brands are each a VIE, and that the Company is the primary beneficiary. While the Company owns 60% of Agrify-Valiant’s equity interests and 75% of Agrify Brand’s equity interests, the remaining equity interests in Agrify-Valiant and Agrify Brands are owned by unrelated third parties, and the agreement with these third parties provides the Company with greater voting rights. Accordingly, the Company consolidates its interest in the financial statements of Agrify-Valiant and Agrify Brands under the VIE rules and reflects the third parties’ interests in the consolidated financial statements as a non-controlling interest. The Company records this non-controlling interest at its initial fair value, adjusting the basis prospectively for the third parties’ share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holders based on its economic ownership percentage. The investment in 50% of the shares of TPI is treated as an equity investment as the Company cannot exercise significant influence.

Going Concern

In accordance with the FASB Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern”, the Company’s management evaluated whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the financial statements’ issuance date. The following matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The Company has incurred operating losses since its inception and has negative cash flows from operations. The Company also has an accumulated deficit of $207.5 million as of September 30, 2022. The Company's primary sources of liquidity are its cash and cash equivalents and marketable securities, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC regulations, from the capital markets, including under its at-the-market continuous equity offering (“ATM” or ATM Program”).

As of September 30, 2022, the Company had $12.5 million of cash, cash equivalents, marketable securities and restricted cash. The Company’s restricted cash is associated with its new senior secured note (the “Exchange Note”) was $10.0 million as of September 30, 2022. Current liabilities were $41.5 million as of September 30, 2022. Additional information regarding the Company’s Exchange Note may be found in Note 9 – Debt, included elsewhere in the notes to the consolidated financial statements.

Subsequent to the end of the third quarter of 2022, the Company entered into an agreement for the ATM Program with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company may issue and sell, from time to time, shares of its Common Stock having an aggregate offering price of up to $50 million, depending on market demand, with the Agent acting as an agent for sales. The ATM allows for quick and agile sales of Common Stock to interested investors and provides an opportunity to raise additional capital for working capital requirements or to fund strategic opportunities that may present themselves from time to time. The Company has used, and intends to continue to use, the $15.1 million in net proceeds generated from the ATM Program as of November 7, 2022 for working capital and general corporate purposes, including repayment of indebtedness, funding the Company’s transformation initiatives and product category expansion efforts and capital expenditures. As of November 7, 2022, the Company had $34.4 million of remaining availability for future issuances of Common Stock under the ATM Program.

Additional information regarding the Company’s ATM Program and proceeds received subsequent to September 30, 2022, may be found in Note 19 – Subsequent Events, included elsewhere in the notes to the consolidated financial statements.

These financial statements have been prepared on a going concern basis, which implies the Company believes these conditions raise substantial doubt about its ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The Company’s continuation as a going concern is dependent upon its ability to obtain the necessary debt or equity financing to continue operations until the Company begins generating sufficient cash flows from operations to meet its obligations.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the potential future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Emerging Growth Company

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, (“JOBS Act”). As a result, the Company is permitted to, and intends to, rely on exemptions from certain disclosure requirements that are applicable to companies that are not emerging growth companies.

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

Reclassifications

Certain amounts in the Company’s prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. In this Form 10-Q, the Company has reclassified selling, general and administrative expenses to two separate line items in the accompanying consolidated statements of operations as general and administrative expenses and selling and marketing expenses for the three and nine months ended September 30, 2022 and 2021.

In addition, the Company effected a 1-for-10 reverse stock split of its Common Stock on October 18, 2022. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented unless otherwise indicated. The shares of Common Stock retained a par value of $0.001 per share. Accordingly, the stockholders’ deficit reflects the reverse stock split by reclassifying from “Common Stock” to “additional paid-in capital” an amount equal to the par value of the decreased shares resulting from the reverse stock split.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist principally of cash and deposits with maturities of three months or less as of September 30, 2022 and December 31, 2021. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash required to be held as collateral for the Company’s Exchange Note. Accordingly, these balances contain restrictions as to their availability and usage and are classified as restricted cash in the consolidated balance sheets. Additional information relating to the Company’s Exchange Note may be found in Note 9 – Debt, included elsewhere in the notes to the consolidated financial statements.

Marketable Securities

The Company’s marketable security investments primarily include investments held in mutual funds, municipal bonds, and corporate bonds. The mutual funds are recorded at fair value in the accompanying consolidated balance sheets as part of cash and cash equivalents. The municipal and corporate bonds are considered to be held-to-maturity securities and are recorded at amortized cost in the accompanying consolidated balance sheets. The fair value of these investments was estimated using recently executed transactions and market price quotations. The Company considers current assets to be those investments that will mature within the next 12 months, including interest receivable on long-term bonds.

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

The tables below show customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:

Revenue

For the three months ended September 30, 2022 and 2021, the Company’s customers that accounted for 10% or more of the total revenue were as follows:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(In thousands)	Amount	% of Total Revenue	Amount	% of Total Revenue
New England Innovation Academy (“NEIA”) – Related Party	*	*	$3,217	20.4%
Greenstone Holdings (“Greenstone”) – Related Party	*	*	$1,998	12.7%
Company Customer Number – 71	*	*	$3,174	20.2%
Company Customer Number – 136	$908	12.9%	$2,480	15.7%
Company Customer Number – 139	*	*	$4,006	25.4%

*	Customer revenue, as a percentage of total revenue, was less than 10%

For the nine months ended September 30, 2022 and 2021, the Company’s customers that accounted for 10% or more of the total revenue were as follows:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(In thousands)	Amount	% of Total Revenue	Amount	% of Total Revenue
NEIA – Related Party	*	*	$19,572	56.6%
Company Customer Number – 71	*	*	$3,520	10.2%
Company Customer Number – 136	$7,054	13.5%	*	*
Company Customer Number – 139	$8,590	16.4%	$4,006	11.6%

*	Customer revenue, as a percentage of total revenue, was less than 10%

Accounts Receivable, Net

As of September 30, 2022 and December 31, 2021, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

	As of September 30, 2022		As of December 31, 2021
(In thousands)	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
NEIA – Related Party	*	*	$3,498	48.4%
Company Customer Number - 126	$1,541	33.8%	$1,541	21.3%
Company Customer Number - 15989	$600	13.2%	*	*
Company Customer Number - 16540	$573	12.6%	*	*
Company Customer Number - 185	$526	11.5%	*	*
Company Customer Number - 12237	$510	11.2%	*	*

*	Customer accounts receivable balance, as a percentage of total accounts receivable balance, was less than 10%

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

The estimated useful lives of the Company’s property and equipment are periodically assessed to determine if changes are appropriate. The Company charges maintenance and repairs to expenses as incurred. When the Company retires or disposes of assets, the carrying cost of these assets and related accumulated depreciation or amortization are eliminated from the consolidated balance sheet and any resulting gain or loss are included in the consolidated statements of operations in the period of retirement or disposal. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.

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

During the three-month period ended June 30, 2022, the Company identified an impairment-triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there was an impairment to the carrying value of its long-lived assets and accordingly performed interim testing as of June 30, 2022.

Based on its interim testing, the Company noted that the carrying value of equity exceeded the calculated fair value by an amount greater than the aggregate value of our goodwill and intangible assets. Accordingly, the Company concluded that the entire carrying value of its goodwill and intangible assets should be impaired, resulting in a second-quarter impairment charge of $69.9 million. Additional information regarding the Company’s interim testing on goodwill may be found in Note 7 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

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

During the three-month period ended June 30, 2022, the Company identified an impairment-triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there was an impairment to the carrying value of its long-lived assets and accordingly performed interim testing as of June 30, 2022.

Based on its interim testing, the Company noted that the carrying value of equity exceeded the calculated fair value by an amount greater than the aggregate value of our goodwill and intangible assets. Accordingly, the Company concluded that the entire carrying value of its goodwill and intangible assets should be impaired, resulting in a second-quarter impairment charge of $69.9 million. Additional information regarding the Company’s interim testing on intangible assets may be found in Note 7 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued private placement stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, Distinguishing Liabilities from Equity (“ASC480”) and ASC815. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC480 and ASC815. Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC480, whether they meet the definition of a liability pursuant to ASC480, and whether the warrants meet all of the requirements for equity classification under ASC815, including whether the warrants are indexed to the Company’s own Common Stock among other conditions for equity classification.

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that are precluded from equity classification, they are recorded as a liability at their initial fair value on the date of issuance and subject to remeasurement on each balance sheet date with changes in the estimated fair value of the warrants to be recognized as an unrealized gain or loss in the condensed consolidated statements of operations.

On August 18, 2022, the Company reached an agreement with its institutional lender to amend its existing Securities Purchase Agreement and entered into a Securities Exchange Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the Company issued a new warrant to purchase 1,422,764 shares of Common Stock (the “Note Exchange Warrant”) and modified an existing warrant (the “SPA Warrant”) to purchase up to an aggregate of 688,111 shares of Common Stock. The Company exchanged the SPA Warrant for a new warrant for the same number of underlying shares but with a reduced exercise price (the “Modified Warrants” and, collectively with the Note Exchange Warrant, the “Warrant Liabilities”). As of September 30, 2022, the Company had outstanding liability-classified Warrant Liabilities that allows the accredited investor (the “Investor”) to purchase 2,110,875 shares of the Company’s Common Stock. Additional information regarding the Exchange Agreement and Warrant Liabilities may be found in Note 4 – Fair Value Measures and Note 9 – Debt, included elsewhere in the notes to the condensed consolidated financial statements.

Debt Issue Costs and Debt Discount

The Company may record debt issuance costs and/or debt discounts in connection with issuing of debt. The Company may cover these costs by paying cash or issuing warrants. These costs are amortized to interest expense over the expected life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

The Company estimates the fair value of each stock option grant on the date of the grant using the Black-Scholes option-pricing model. Before the IPO, the Company was a private company and therefore lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of similar publicly-traded companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Business Combinations

The Company accounts for business acquisitions using the purchase method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

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

For contingent consideration arrangements, the Company recognizes a liability at fair value as of the acquisition date with subsequent fair value adjustments recorded in the consolidated statements of operations. Additional information regarding the Company’s contingent consideration arrangements may be found in Note 4 – Fair Value Measures, included elsewhere in the notes to the consolidated financial statements.

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

If a contract has payment terms that differ from the timing of revenue recognition, the Company will assess whether the transaction price for those contracts include a significant financing component. The Company has elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if the Company expects that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, the Company imputes interest on such contracts at an agreed-upon interest rate and will present the financing components separately as financial income. For the three months and nine months ended September 30, 2022 and 2021, the Company did not have any such financial income.

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

An assessment of whether or not the Company (as a holder of 50% of TPI) has the power to direct activities that most significantly impact TPI’s economic performance and to identify the party that obtains the majority of the benefits of the investment was performed as of September 30, 2022 and December 31, 2021 and will be performed as of each subsequent reporting date. After each of these assessments, the Company concluded that the activities that most significantly impact TPI’s economic performance are the growth, marketing, sale, and distribution of products using TPI’s technology and IP, each of which is solely directed by TPI. Based on the consideration of these assessments, the Company concluded that the Company’s investment in TPI should be accounted for under the equity method.

The carrying value of the Company’s investment in TPI was $0 as of September 30, 2022 and December 31, 2021. The Company did not recognize revenue from TPI for the three and nine months ended September 30, 2022 and September 30, 2021.

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

The Company follows the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2022, tax years 2017 through 2021 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Net Loss Per Share

The Company presents basic and diluted net loss per share attributable to Common Stockholders in conformity with the two-class method required for participating securities. The Company computes basic loss per share by dividing net loss available to Common Stockholders by the weighted-average number of common shares outstanding. Net loss available to Common Stockholders represents net loss attributable to Common Stockholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities as the holders of the participating securities do not have a contractual obligation to share in any losses. Diluted loss per share adjusts basic loss per share for the potentially dilutive impact of stock options and warrants. As the Company has reported losses for all periods presented, all potentially dilutive securities including stock options and warrants, are anti-dilutive, and accordingly, basic net loss per share equals diluted net loss per share.

Net loss per share calculations for all periods have been adjusted to reflect the reverse stock splits effected on January 12, 2021 and October 18, 2022. Net loss per share was calculated based on the weighted-average number of Common Stock outstanding.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU No. 2020-06 simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of this new accounting guidance had no impact on the Company’s consolidated financial position.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with GAAP. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendment in this update. The Company is currently evaluating the potential impact of this adoption on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 2 — Revenue and Deferred Revenue

Revenue

During the three and nine months ended September 30, 2022 and 2021, the Company generated revenue from the following sources: (1) equipment sales, (2) services sales and (3) construction contracts.

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

The following table provides the Company’s revenue disaggregated by the timing of revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Transferred at a point in time	$5,657	$2,757	$28,675	$4,110
Transferred over time	1,362	12,994	23,694	30,474
Total revenue	$7,019	$15,751	$52,369	$34,584

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and generally transfers to its customers the warranties it receives from its vendors, if any, which generally cover this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. The Company maintains a reserve for warranty returns of $540 thousand and $398 thousand for September 30, 2022 and December 31, 2021, respectively. The Company’s reserve for warranty returns is included in accrued expenses and other current liabilities in its consolidated balance sheets. Additional information regarding the Company’s warranty reserve may be found in Note 3 – Supplemental Consolidated Balance Sheet Information, included elsewhere in the notes to the consolidated financial statements.

Deferred Revenue

Changes in the Company’s current deferred revenue balance for the nine months ended September 30, 2022 and the year ended December 31, 2021 were as follows:

(In thousands)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Deferred revenue – beginning of period	$3,772	$152
Additions	18,167	3,758
Interest income on deferred revenue	—	4
Recognized	(11,803)	(142)
Deferred revenue – end of period	$10,136	$3,772

Deferred revenue balances primarily consist of customer deposits on its cultivation and extraction solutions equipment. As of September 30, 2022 and December 31, 2021, all of the Company’s deferred revenue balances were reported as current liabilities in the accompanying consolidated balance sheets.

Note 3 — Supplemental Consolidated Balance Sheet Information

Accounts Receivable

Accounts receivable consisted of the following as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Accounts receivable, gross	$7,684	$8,637
Less allowance for doubtful accounts	(3,125)	(1,415)
Accounts receivable, net	$4,559	$7,222

NEIA, a related party, accounted for $0 and $3.5 million of the Company’s accounts receivable, net as of September 30, 2022 and December 31, 2021, respectively.

The changes in the allowance for doubtful accounts consisted of the following:

(In thousands)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Allowance for doubtful accounts - beginning of period	$1,415	$54
Provision for doubtful accounts	1,938	1,187
Other adjustments	(228)	174
Allowance for doubtful accounts - end of period	$3,125	$1,415

Bad debt expense was $385 thousand and $0 for the three months ended September 30, 2022 and 2021, respectively, and $1.9 million and $0 for the nine months ended September 30, 2022 and 2021, respectively.

Prepaid Expenses and Other Current Receivables

Prepaid expenses and other current receivables consisted of the following as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Deferred costs	$1,108	$353
Prepaid insurance	931	492
Other receivables, other	603	86
Other note receivables (1)	584	807
Prepaid expenses, other	430	541
Prepaid materials	261	—
Prepaid software	188	173
Deferred issuance costs, net	191	—
Total prepaid expenses and other current assets	$4,296	$2,452

(1)	Other note receivables relate to the current portion of one of its loan receivable balances related to the total turn-key solution (“TTK Solution”) program.

Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Leasehold improvements	$1,048	$841
Machinery and equipment	1,048	898
Computer and office equipment	624	473
Leased equipment at customer	602	619
Furniture and fixtures	504	385
Software	300	174
Research and development of laboratory equipment	260	163
Vehicles	143	143
Trade show assets	79	80
Total property and equipment, gross	4,608	3,776
Accumulated depreciation	(1,930)	(780)
Construction in progress	10,530	3,236
Total property and equipment, net	$13,208	$6,232

Depreciation expense for the three months ended September 30, 2022 and 2021 was $409 thousand and $139 thousand, respectively, and $1.2 million and $337 thousand for the nine months ended September 30, 2022 and 2021, respectively.

Other Non-Current Assets

Other non-current assets consisted of the following as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Long-term deferred commissions expense	$1,293	$1,101
Deferred debt issuance costs, non-current, net	454	—
Security deposits	152	83
Total other non-current assets	$1,899	$1,184

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Sales tax payable (1)	$5,756	$5,290
Accrued construction costs	5,661	8,803
Accrued acquisition liability (2)	4,145	9,198
Compensation related fees	3,141	3,491
Accrued warranty costs	540	398
Accrued professional fees	448	1,104
Accrued interest expense	263	—
Accrued inventory purchases	243	201
Financing lease liabilities	153	156
Accrued consulting fees	90	75
Accrued non-income taxes	—	48
Other current liabilities	65	—
Total accrued expenses and other current liabilities	$20,505	$28,764

(1)	Sales tax payable primarily represents identified sales and use tax liabilities arising from the acquisition of Precision and Cascade. These amounts are included as part of the initial purchase price allocations and are the subject matter of an indemnification claim under the Precision and Cascade acquisition agreement.

(2)	Accrued acquisition liabilities include both the contingent consideration and the value of held-back Common Stock associated with the 2022 acquisition of Lab Society and the 2021 acquisition of PurePressure.

Warranty Accrual

The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs:

(In thousands)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Warranty accrual – beginning of period	$398	$—
Liabilities accrued for warranties issued during period	142	398
Warranty accrual – end of period	$540	$398

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

At September 30, 2022 and December 31, 2021, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2022				December 31, 2021
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Mutual funds (included in cash and cash equivalents)	$—	$—	$—	$—	$178	$—	$—	$178
Municipal bonds	—	—	—	—	9,961	—	—	9,961
Corporate bonds	381	—	—	381	34,589	—	—	34,589
Total assets	$381	$—	$—	$381	$44,728	$—	$—	$44,728
Liabilities
Contingent consideration	$—	$—	$643	$643	$—	$—	$6,137	$6,137
Warrant liabilities	—	—	971	971	—	—	—	—
Total liabilities	$—	$—	$1,614	$1,614	$—	$—	$6,137	$6,137

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, warrant liabilities, and contingent consideration. Fair value information for each of these instruments is as follows:

●	Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred revenue liabilities approximate their fair values based on the short-term nature of these instruments.

●	Marketable securities classified as current held-to-maturity securities are recorded at amortized cost, which at September 30, 2022, approximated fair value.

●	The Company’s deferred consideration was recorded in connection with acquisitions during the first quarter of 2022 and fiscal 2021 using an estimated fair value discount at the time of the transaction. As of September 30, 2022 and December 31, 2021, the carrying value of the deferred consideration approximated fair value, respectively.

●	The Company’s Warrant Liabilities are marked-to-market each reporting period with the changes in fair value of warrant liability are recorded to other income (expense), net in the accompanying consolidated statements of operations until the warrants are exercised. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model.

Marketable Securities

As of September 30, 2022, the Company held investments in mutual funds, municipal bonds and corporate bonds. The Company records mutual funds at fair value in the accompanying consolidated balance sheet as part of cash and cash equivalents. The municipal and corporate bonds are considered held-to-maturity securities and are recorded at amortized cost in the accompanying consolidated balance sheet. The fair values of these investments were estimated using recently executed transactions and market price quotations. The Company considers current assets as those investments which will mature within the next 12 months including, interest receivable on long-term bonds.

The composition of the Company’s marketable securities are as follows:

(In thousands)	September 30, 2022	December 31, 2021
Current marketable securities
Municipal bonds	$—	$9,961
Corporate bonds	381	34,589
	$381	$44,550

At September 30, 2022, marketable securities consisted of the following:

(In thousands)	Amortized cost	Unrealized loss	Estimated fair value
Current marketable securities (due within 1 year)
Corporate bonds	$381	$(10)	$371
	$381	$(10)	$371

At December 31, 2021, marketable securities consisted of the following:

(In thousands)	Amortized cost	Unrealized loss	Estimated fair value
Current marketable securities (due within 1 year)
Municipal bonds	$9,961	$(9)	$9,952
Corporate bonds	34,589	(72)	34,517
	$44,550	$(81)	$44,469

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

(In thousands)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Contingent consideration – beginning of period	$6,137	$—
Accrued contingent consideration	1,420	4,725
Accretion of contingent consideration	145	—
Payments made on contingent liabilities	(5,550)	—
Change in estimated fair value	(1,509)	1,412
Contingent consideration – end of period	$643	$6,137

The Company included contingent consideration within accrued expenses and other current liabilities in its consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

See below for additional information related to each acquisition’s contingent consideration.

Contingent Consideration – PurePressure

The Company, in its review of actual revenue performance as compared to its originally projected revenue estimates, noted that PurePressure’s revenue trend is materially below the originally estimated revenue trends incorporated into the Company’s original fair value estimates at the time of the acquisition. As a result, the Company has reduced its fair value estimate of achievement for PurePressure’s first earn-out period. During the third quarter ended September 30, 2022, the Company reduced the estimated fair value of the contingent consideration liability associated with PurePressure’s first earn-out period by approximately $602 thousand. As required by ASC Topic 805 Business Combination (“ASC805”), the change in contingent consideration was recorded as a reduction in operating expenses during the third quarter of 2022.

Contingent Consideration – Lab Society

The Company, in its review of actual revenue performance as compared to its originally projected revenue estimates, noted that Lab Society’s revenue trend is materially below the originally estimated revenue trends incorporated into the Company’s original fair value estimates at the time of the acquisition. As a result, the Company has reduced its fair value estimate of achievement for Lab Society’s first earn-out period. During the second quarter ended June 30, 2022, the Company reduced the estimated fair value of the contingent consideration liability associated with Lab Society’s first earn-out period by approximately $1.0 million. As required by ASC805, the change in contingent consideration was recorded as a reduction in operating expenses during the second quarter of 2022.

Contingent Consideration – Precision and Cascade

The earn-out period for the potential contingent consideration to be earned by the former members of Precision and Cascade concluded on December 31, 2021. The Company, during the second quarter of 2022, increased the amount of the contingent consideration earned by the former members of Precision and Cascade by approximately $121 thousand, to reflect the final contingent consideration amount due. This amount, as required by ASC805, was recorded as an increase in operating expenses during the second quarter of 2022. During the three-month period ended September 30, 2022, the Company made the final payment on the contingent consideration of approximately $5.6 million to the members of Precision and Cascade. Additional information regarding the Company’s final payment to Precision and Cascade may be found in Note 8 – Business Combination, included elsewhere in the notes to the consolidated financial statements.

Warrant liabilities

The estimated fair value of the Warrant Liabilities on September 30, 2022 is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The following table summarizes the Company’s assumptions used in the valuation of Warrant Liabilities for the nine months ended September 30, 2022:

Stock price at issuance	$0.44
Option exercise price	$1.23-$2.15
Expected term (Years)	5.50
Volatility	40.00%
Discount rate (Treasury yield)	0.00%-4.06%

The following table sets forth a summary of the changes in the fair value of the Level 3 Warrant Liabilities for the nine months ended September 30, 2022:

(In thousands)	Nine Months Ended September 30, 2022
Warrant liabilities – beginning of period	$—
Initial fair value of warrant liabilities	6,657
Change in estimated fair value	(5,686)
Warrant liabilities – end of period	$971

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

During the quarter ended September 30, 2022, the Company provided a notice of default under the term loan agreement between the Company and Bud & Mary’s (the “Bud & Mary’s TTK Agreement”). On October 5, 2022, Bud & Mary’s Cultivation, Inc. (the “Bud & Mary’s”) filed a complaint in the Superior Court of Massachusetts in Suffolk County naming the Company as defendant. Bud & Mary’s is seeking, among other relief, monetary damages in connection with alleged unfair or deceptive trade practices, breach of contract and conversion arising from the Bud & Mary’s TTK Agreement. In response, the Company established a reserve of $14.7 million specifically related to Bud & Mary’s. The Company deemed it necessary to fully reserve the $14.7 outstanding balance due to the current litigation and the uncertainty of the customer’s ability to repay the outstanding balance. In addition, $5.3 million of the notes receivable balance for work performed during the third quarter of 2022 has been recorded as an unbilled note receivable and deferred the revenue to a future period. The Company has recognized the expenses associated with the work completed in the current period due to the uncertainty of the Company’s ability to recover the funds owed by the customer and its obligations to the vendors that have performed this work. The Company determined that it will only recognize unbilled notes receivable revenue if cash is collected from the customer in a future period. The Company believes that Bud & Mary’s claims have no merit and intends to defend itself vigorously. The Company is taking all necessary steps to pursue repayment from Bud & Mary’s and is taking all actions necessary to protect its shareholders’ interests.

During the quarter ended June 30, 2022, the Company established a reserve of approximately $7.1 million specifically related to Greenstone. The Company established the reserve based upon its review of Greenstone’s financial stability, which would impact collectability, which is primarily the result of unfavorable market conditions within the Colorado market. The Company will continue to monitor the operations of Greenstone in an effort to collect all outstanding receivables but due to the uncertain nature of Greenstone’s business at this time the Company has made the decision to place a reserve against the receivables. Greenstone is a related party as of September 30, 2022 and December 31, 2021.

The breakdown of loans receivable by customer as of September 30, 2022 and December 31, 2021 is as follows:

(In thousands)	September 30, 2022	December 31, 2021
Bud & Mary’s – TTK Solution	$14,691	$5,542
Greenstone – TTK Solution – Related Party	12,457	11,177
Company Customer Number 136 – TTK Solution	10,329	2,439
Company Customer Number 125 – TTK Solution	5,563	1,105
Company Customer Number 71 – Non-TTK Solution (1)	2,542	1,946
Company Customer Number 140 – TTK Solution	46	46
Other – Non-TTK Solutions	5,374	—
TTK Solution – Allowance for doubtful accounts (2)	(21,770)	—
Total loan receivable	$29,232	$22,255

(1)	The current portion of loan receivable are included within Note 3 – Supplemental Consolidated Balance Sheet Information, included elsewhere in the notes to the consolidated financial statements.

(2)	The Company established an allowance for doubtful accounts of approximately $14.7 million related to Bud & Mary’s ongoing litigation. The remaining balance of approximately $7.1 million relates to Greenstone consisting of capital advances, accrued interest and VFUs sales.

At this time, the Company is not aware of, nor has it identified any risk or potential performance failure associated with any of its other TTK Solution arrangements with the noted exception of Bud & Mary’s TTK Solution and Greenstone TTK Solution, as described above.

The Company analyzed whether any of the above customers are a VIE in accordance with ASC810 and if so, whether the Company is the primary beneficiary requiring consolidation. Based on the Company’s analysis, the Company has determined that Greenstone is a VIE. As of September 30, 2022, two of the Company’s employees own approximately 36.6% of the equity of Greenstone, however, since the Company is not the primary beneficiary and does not hold significant influence over Greenstone business decisions, the Company is not required to consolidate Greenstone.

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

Inventory consisted of the following as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Raw materials	$17,130	$6,393
Prepaid inventory	4,827	2,237
Finished goods	21,743	12,810
Inventory, gross	43,700	21,440
Inventory reserves	(1,909)	(942)
Total inventory, net	$41,791	$20,498

Inventory Reserves

The Company establishes an inventory reserve for obsolete, slow-moving, and defective inventory. The Company calculates inventory reserves for obsolete, slow-moving, or defective items as the difference between the cost of inventory and its estimated net realizable value. The reserves are based upon management’s expected method of disposition.

Changes in the Company’s inventory reserve are as follows:

(In thousands)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Inventory reserves – beginning of period	$942	$—
Increase in inventory reserves	967	942
Inventory reserves – end of period	$1,909	$942

Note 7 — Goodwill and Intangible Assets, Net

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

The Company has concluded that there was an impairment-triggering event during the three months ended June 30, 2022 that required the Company to perform a detailed analysis of the current carrying value of its goodwill and intangible assets. For intangible asset and goodwill impairment testing purposes, the Company has one reporting unit.

During the three-month period ended June 30, 2022, the Company’s market capitalization fell below total net assets. In addition, financial performance continued to weaken during the quarter, which is contrary to prior experience. Management reassessed business performance expectations, following persistent adverse developments in equity markets, deterioration in the environment in which the Company operates, lower-than-expected sales, and an increase in operating expenses. These indicators, in the aggregate, required impairment testing for intangible assets and goodwill.

Based on the results of this testing, the Company determined that the carrying values of the aggregate value of its goodwill and intangible assets were not recoverable. The Company recorded impairment charges during the second quarter of 2022, representing a full impairment of the carrying value of its goodwill and intangible assets. The Company recorded an impairment charge of approximately $69.9 million, representing the carrying values of intangible assets and goodwill, which totaled $15.2 million and $54.7 million, respectively.

Goodwill consisted of the following:

(In thousands)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Goodwill - beginning of period	$50,090	$632
Goodwill acquired during period	4,368	49,458
Goodwill impairment loss	(54,747)	—
Goodwill purchase accounting adjustment	289	—
Goodwill - end of period	$—	$50,090

Intangible assets, net as of September 30, 2022 was as follows:

	Intangible Assets, Gross			Accumulated Amortization and Impairment			Intangible Assets, Net
(In thousands)	January 1, 2022	Additions	September 30, 2022	January 1, 2022	Expense and Impairments, net	September 30, 2022	January 1, 2022	September 30, 2022
Trade names	$2,418	$317	$2,735	$(227)	$(2,508)	$(2,735)	$2,191	$—
Customer relationships	6,176	713	6,889	(302)	(6,587)	(6,889)	5,874	—
Acquired developed technology	4,911	1,432	6,343	(191)	(6,152)	(6,343)	4,720	—
Non-compete agreements	1,202	—	1,202	(60)	(1,142)	(1,202)	1,142	—
Capitalized website costs	245	—	245	(100)	(145)	(245)	145	—
Total intangible assets, net	$14,952	$2,462	$17,414	$(880)	$(16,534)	$(17,414)	$14,072	$—

Intangible assets, net as of December 31, 2021 was as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
(In thousands)	January 1, 2021	Additions	December 31, 2021	January 1, 2021	Expense	December 31, 2021	January 1, 2021	December 31, 2021
Trade names	$930	$1,488	$2,418	$(88)	$(139)	$(227)	$842	$2,191
Customer relationships	850	5,326	6,176	(89)	(213)	(302)	761	5,874
Acquired developed technology	—	4,911	4,911	—	(191)	(191)	—	4,720
Non-compete agreements	—	1,202	1,202	—	(60)	(60)	—	1,142
Capitalized website costs	139	106	245	(48)	(52)	(100)	91	145
Total intangible assets, net	$1,919	$13,033	$14,952	$(225)	$(655)	$(880)	$1,694	$14,072

Amortization expense recorded in general and administrative in the consolidated statements of operations were $0 and $57 thousand for the three months ended September 30, 2022 and 2021, respectively, and $1.4 million and $172 thousand for the nine months ended September 30, 2022 and 2021, respectively.

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

The aggregate consideration for the Lab Society Acquisition consisted of: $4.0 million in cash, subject to certain adjustments for working capital, cash, and indebtedness of Lab Society at closing; 42,561 shares of Common Stock (the “Buyer Shares”); and the Earn-out Consideration (as defined below), to the extent earned.

The Company withheld 12,768 of the Buyer Shares issuable to the Owners (the “Holdback Lab Buyer Shares”) for the purpose of securing any post-closing adjustment owed to the Company and any claim for indemnification or payment of damages to which the Company may be entitled under the Merger Agreement. During the third quarter of 2022, 2,785 of the Holdback Lab Buyer Shares were forfeited after the finalization of the net working capital settlement. The remaining 9,983 Holdback Lab Buyer Shares will be released following the twelve-month anniversary of the Closing Date in accordance with and subject to the conditions of the Merger Agreement.

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

Transaction and related costs, consisting primarily of professional fees, related to the acquisition, totaled approximately $0 and $66 thousand for the three months and nine months ended September 30, 2022, respectively. All transaction and related costs were expensed as incurred and are included in general and administrative expenses.

The Company has prepared purchase price allocations for the business combination with Lab Society on a preliminary basis. Changes to those allocations may occur as additional information becomes available during the respective measurement period (up to one year from the acquisition date).

The following table sets forth the components and the allocation of the purchase price for the business combination:

(In thousands)
Purchase price consideration
Estimated closing proceeds	$4,002
Transaction expenses	80
Closing buyer shares	1,904
Holdback buyer shares	816
Earn-out consideration	1,420
Estimated working capital adjustment	(255)
Fair value of total consideration transferred	7,967
Total purchase price, net of cash acquired	$7,402

Fair value allocation of purchase price
Cash and cash equivalents	$565
Accounts receivable	511
Inventory	2,130
Prepaid expenses and other current receivables	55
Right - of-use assets, net	304
Property and equipment, net	177
Prepaid and refundable taxes	194
Accounts payable, accrued expenses, and other current liabilities	(1,244)
Deferred revenue	(963)
Deferred tax liability	(237)
Finance lease liabilities, current	(36)
Finance lease liabilities, non-current	(35)
Operating lease liabilities, current	(112)
Operating lease liabilities, non-current	(192)
Acquired intangible assets	2,462
Goodwill	4,388
Total purchase price	$7,967

Identified intangible assets consist of trade names, technology, and customer relationships. The fair value of intangible assets and the determination of their respective useful lives were made in accordance with ASC805 and are outlined in the table below:

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

During the three-month period ended June 30, 2022, the Company identified an impairment-triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there was an impairment to the carrying value of its long-lived assets and accordingly performed interim testing as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 7 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

The amount of revenue of Lab Society included in the consolidated statements of operations from the acquisition date of February 1, 2022 to September 30, 2022 was $4.0 million.

Acquisition of Precision and Cascade

On September 29, 2021 (the “Execution Date”), the Company entered into a Plan of Merger and Equity Purchase Agreement, as amended by an amendment dated October 1, 2021 (as amended, the “Purchase Agreement”), with Sinclair Scientific, LLC, a Delaware limited liability company (“Sinclair”), Mass2Media, LLC, Precision, a Michigan limited liability company; and each of the equity holders of Sinclair named therein (collectively, the “Sinclair Members”). On October 1, 2021, the Company consummated the transactions contemplated by the Purchase Agreement.

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

On August 10, 2022, the Company entered into a post-closing adjustment settlement agreement (“Agreement”) with Sinclair. The Agreement was entered into in connection with the Purchase Agreement. According to the Purchase Agreement, $2.5 million was held by the escrow agent as the Adjustment Escrow Amount, $4.5 million was held by the escrow agent as the Indemnity Escrow Amount and 11,760 Buyer Shares were held by the Company as the Holdback Buyer Shares. During the three-month period ended September 30, 2022, the Company made the final Aggregate True-up Payment of approximately $5.6 million, of which, $3.3 million was paid in cash and 8,704 Holdback Buyer Shares were released to the Sinclair Members and the Company received $1.4 million from the Adjustment Escrow Amount, and the remaining $1.1 million balance of the Adjustment Escrow Amount became part of the Indemnity Escrow Amount.

Transaction and related costs, consisting primarily of professional fees, related to the acquisition, totaled approximately $0 and $63 thousand for the three and nine months ended September 30, 2022, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

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

Identified intangible assets consist of trade names, technology, non-compete agreements, and customer relationships. The fair value of intangible assets and the determination of their respective useful lives were made in accordance with ASC805 and are outlined in the table below:

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

During the three-month period ended June 30, 2022, the Company identified an impairment-triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there was an impairment to the carrying value of its long-lived assets and accordingly performed interim testing as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 7 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

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

The aggregate consideration for the Acquisition consisted of: (a) $4.0 million in cash, subject to certain adjustments for working capital, cash and indebtedness of PurePressure at closing; (b) 32,918 shares of Common Stock (the “Buyer Shares”); and (c) the Earn-out Consideration (as defined below), to the extent earned.

The Company withheld 8,888 of the Buyer Shares issuable to certain Members (the “Holdback Buyer Shares”) for the purpose of securing any post-closing adjustment owed to the Company and any claim for indemnification or payment of damages to which the Company may be entitled under the Pure Purchase Agreement. During the third quarter of 2022, 1,456 of the Holdback Buyer Shares were forfeited after the finalization of the net working capital settlement. The remaining 7,432 of the Holdback Buyer Shares will be released following the twelve-month anniversary of the Closing Date in accordance with and subject to the conditions of the Pure Purchase Agreement.

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

Transaction and related costs, consisting primarily of professional fees, related to the acquisition, totaled approximately $0 and $563 thousand for the three and nine months ended September 30, 2022, respectively. All transaction and related costs were expensed as incurred and are included in general and administrative expenses.

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

Identified intangible assets consist of trade names, technology, and customer relationships. The fair value of intangible assets and the determination of their respective useful lives were made in accordance with ASC805 and are outlined in the table below:

(In thousands)	Asset Value	Useful Life
Identified intangible assets
Trade name	$227	5 years
Acquired developed technology	1,093	8 years
Customer relationships	1,717	5 years
Total identified intangible assets	$3,037

During the three-month period ended June 30, 2022, the Company identified an impairment-triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there was an impairment to the carrying value of its long-lived assets and accordingly performed interim testing as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 7 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

Note 9 – Debt

The Company’s debt consisted of:

(In thousands)	September 30, 2022	December 31, 2021
Note payable – Exchange Note	$35,000	$—
PPP Loan	726	804
Navitas Loan	27	—
Other notes payable (1)	218	297
Total debt	35,971	1,101
Less: unamortized debt discount	(5,099)	—
Total debt, net of debt discount	30,872	1,101
Less: current portion, net of current unamortized debt discount	(492)	(1,089)
Long-term debt	$30,380	$12

(1)	Other notes payable relates to a one-year insurance premium that was financed over nine months.

Note Payable

Securities Purchase Agreement

On March 14, 2022, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Investor, pursuant to which the Company agreed to issue and sell to the Investor, in a private placement transaction, in exchange for the payment by the Investor of $65 million, less applicable expenses, as set forth in the Securities Purchase Agreement, a senior secured promissory note in an aggregate principal amount of $65 million (the “SPA Note”), and a SPA Warrant to purchase up to an aggregate of 688,111 shares of Common Stock.

Securities Exchange Agreement

On August 18, 2022, the Company reached an agreement with its Investor to amend its existing senior SPA Note and entered into the Exchange Agreement. Pursuant to the Exchange Agreement, the Company partially paid $35.2 million under the SPA Note and exchanged the remaining balance of the SPA Note for an Exchange Note with an aggregate original principal amount of $35.0 million and a new Note Exchange Warrant to purchase 1,422,764 shares of Common Stock and modified an existing SPA Warrants to purchase up to an aggregate of 688,111 shares of Common Stock. The Company exchanged the SPA Warrant for a new warrant for the same number of underlying shares but with a reduced exercise price (the “Modified Warrants” and, collectively with the Note Exchange Warrant, the “Warrant Liabilities”). As of September 30, 2022, the Company had outstanding liability-classified Warrant Liabilities that allows the Investor to purchase 2,110,875 shares of the Company’s Common Stock. Additional information regarding the Company’s Warrant Liabilities may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies and Note 4 – Fair Value Measures, included elsewhere in the notes to the condensed consolidated financial statements.

The Exchange Note is a senior secured obligation of the Company and ranks senior to all indebtedness of the Company. The Exchange Note will mature on the three-year anniversary of its issuance (the “Maturity Date”) and contains a 9.0% annualized interest rate, with interest to be paid monthly, in cash, beginning September 1, 2022. The principal amount of the Exchange Note will be payable on the Maturity Date, provided that the Investor will be entitled to a cash sweep of 20% of the proceeds received by the Company in connection with any equity financing, which will reduce the outstanding principal amount under the Exchange Note.

At any time, the Company may prepay all of the Exchange Note by redemption at a price equal to 102.5% of the then-outstanding principal amount under the Note plus accrued but unpaid interest. The Investor will also have the option of requiring the Company to redeem the Exchange Note on the one-year or two-year anniversaries of issuance at a price equal to the then-outstanding principal amount under the Exchange Note plus accrued but unpaid interest, or if the Company undergoes a fundamental change at a price equal to 102.5% of the then-outstanding principal amount under the Exchange Note plus accrued but unpaid interest.

The Exchange Note imposes certain customary affirmative and negative covenants upon the Company, as well as covenants that restrict the Company and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, restrict the ability of the Company and its subsidiaries from making certain investments, subject to specified exceptions, restrict the declaration of any dividends or other distributions, subject to specified exceptions, require the Company not to exceed maximum levels of allowable cash spend while the Exchange Note is outstanding, and require the Company to maintain minimum amounts of cash on hand. If an event of default under the Exchange Note occurs, the Investor can elect to redeem the Exchange Note for cash equal to 115% of the then-outstanding principal amount of the Note (or such lesser principal amount accelerated by the Investor), plus accrued and unpaid interest, including default interest, which accrues at a rate per year equal to 15% from the date of a default or event of default. As of September 30, 2022, the Company is in compliance with the financial debt covenants associated with its Exchange Note.

Until the date the Exchange Note is fully repaid, the Investor has, subject to certain exceptions, the right to participate for up to 30% of any offering of debt, equity (other than an offering of solely Common Stock), or equity-linked securities, including without limitation any debt, preferred stock or other instrument or security, of the Company or its subsidiaries.

The Modified Warrant have an exercise price of $21.50 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable on and after the six-month anniversary of issuance, have a term of five and one-half years from the date of issuance and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Modified Warrant (the “Modified Warrant Shares”) or if shareholder approval for the full exercise of the Modified Warrant is not received, in which case the Modified Warrant will also be exercisable on a cashless exercise basis at the Investor’s election.

The Note Exchange Warrant have an exercise price of $12.30 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, were exercisable upon issuance, and have a term of five and one-half years from the date of issuance and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrant (the “Note Exchange Warrant Shares” and, together with the Modified Warrant Shares, the “Exchange Warrant Shares”) or if shareholder approval for the full exercise of the Note Exchange Warrant is not received, in which case the Note Exchange Warrant will also be exercisable on a cashless exercise basis at the Investor’s election. Until the Company completes a qualified equity financing of at least $15.0 million, which requirement was satisfied with sales under the ATM Program, the Note Exchange Warrant’s exercise price would have been reduced to the extent the Company issues securities, subject to certain exceptions, for a lower purchase price. The Note Exchange Warrant also prohibited the Company, until following the completion of such qualified equity financing, from issuing warrants with more favorable or preferential terms and/or provisions.

The Warrant Liabilities will each provide that in no event will the number of shares of Common Stock issued upon exercise of such warrant result in the Investor’s beneficial ownership exceeding 4.99% of the Company’s shares of Common Stock outstanding at the time of exercise (which percentage may be decreased or increased by the Investor, but to no greater than 9.99%, and provided that any increase above 4.99% will not be effective until the sixty-first day after notice of such request by the Investor to increase its beneficial ownership limit has been delivered to the Company). Additionally, the Warrant Liabilities could be exercised for more than an aggregate of 530,858 shares of Common Stock unless and until shareholder approval is obtained, which approval was obtained on October 14, 2022.

The following table summarizes the short-term and long-term portions of the Exchange Note as of September 30, 2022:

(In thousands)	Short-Term	Long-Term	Notes Payable, Net
Direct issuance costs	$191	$454	$645

Principal	$—	$35,000	$35,000
Unamortized discount	—	(5,099)	(5,099)
Net carrying amount	$—	$29,901	$29,901

As of September 30, 2022, future minimum principal payments were as follows:

Years ending December 31 (In thousands),

Remaining 2022	$269
2023	303
2024	282
2025	35,117
2026 and thereafter	—
Total future payments	$35,971

Paycheck Protection Program Loan

Paycheck Protection Program Loans under the Coronavirus Aid, Relief, and Economic Security Act

In May 2020, the Company entered into a PPP Loan with Bank of America pursuant to the PPP under the CARES Act administered by the SBA.

The Company received total proceeds of approximately $779 thousand from the unsecured PPP Loan, which was originally scheduled to mature on May 7, 2022. The SBA denied the Company’s submission to have the remaining $779 thousand PPP Loan forgiven. On June 23, 2022, the Company received a letter from Bank of America agreeing to extend the maturity date to May 7, 2025 and bears interest at a rate of 1.00% per year. The PPP loan is payable in 34 equal combined monthly principal and interest payments of approximately $24 thousand that commenced on August 7, 2022.

The breakdown of PPP Loan balances by current and non-current as of September 30, 2022 and December 31, 2021 were as follows:

(In thousands)	Balance Sheet Location	September 30, 2022	December 31, 2021
PPP Loan, current	Long-term debt, current	$256	$792
PPP Loan, non-current	Long-term debt	470	12
Total PPP Loan outstanding		$726	$804

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

As the implicit interest rate in its leases was generally not known, the Company’s used its incremental borrowing rate as the discount rate for purposes of determining the present value of its lease liabilities. At September 30, 2022 and December 31, 2021, the Company’s weighted-average discount rate utilized for its leases was 7.27% and 7.16%, respectively.

When a contract contained lease and non-lease elements, both were accounted as a single lease component.

The Company had several non-cancelable finance leases for machinery and equipment. The Company’s finance leases have remaining lease terms of one year to five years.

The Company had several non-cancelable operating leases for corporate offices, warehouses, showrooms, research and development facilities and vehicles. The Company’s leases have remaining lease terms of one year to five years, some of which include options to extend. Some leases include payment for communal area maintenance associated with the property.

Additional information on the Company’s operating and financing lease activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Operating lease cost	$293	$100	$828	$184
Finance lease cost:
Amortization of right-of-use assets	54	44	148	134
Interest on lease liabilities	7	10	26	32
Total lease cost	$354	$154	$1,002	$350

(In thousands)	Balance Sheet Location	September 30, 2022	December 31, 2021
Assets
Right-of-use assets, net	Right-of-use, net	$2,470	$1,479
Finance lease assets	Property and equipment, net	304	380
Total lease assets		$2,774	$1,859

Liabilities
Current:
Operating	Operating lease liabilities, current	$822	$814
Financing	Accrued expenses and other current liabilities	153	156
Non-current:
Operating	Operating lease liabilities, non-current	1,744	704
Financing	Other non-current liabilities	187	293
Total lease liabilities		$2,906	$1,967
Weighted-average remaining lease term – operating leases		3.68 years	3.11 years
Weighted-average remaining lease term – finance leases		2.50 years	2.36 years
Weighted-average discount rate – operating leases		6.70%	8.03%
Weighted-average discount rate – finance leases		7.84%	6.29%

Maturities of operating and finance lease liabilities as of September 30, 2022 are as follows:

Years ending December 31 (In thousands),	Operating Lease	Finance Lease

Remaining 2022	$227	$37
2023	921	182
2024	614	91
2025	493	51
2026	461	15
Thereafter	200	—
Total minimum lease payments	2,916	376
Less imputed interest	(350)	(36)
Total lease liabilities	$2,566	$340

Note 11 — Convertible Promissory Notes

On January 11, 2021, the Company’s Board of Directors and shareholders approved the amendment to the conversion formula of the Convertible Promissory Notes (the “Convertible Notes”) issued by the Company on dates between August 2020 and November 2020. Pursuant to the amendment, immediately prior to the consummation of a public transaction, the outstanding principal amount of the Convertible Notes, together with all accrued and unpaid interest, shall convert into a number of fully paid and non-assessable shares of Common Stock, at a conversion price of $77.20 per share.

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

On February 1, 2021, in conjunction with the closing of the Company’s IPO, the Convertible Notes in the aggregate principal amount of $13.1 million were converted into 169,707 shares of Common Stock at the election of the Company at a conversion price of $77.20 per share.

Note 12 — Stockholders’ Equity

On July 11, 2022, the Company increased its authorized number of shares of Common Stock to 103,000,000, consisting of: 100,000,000 shares of Common Stock, and 3,000,000 shares of Preferred Stock. On January 9, 2020, the Company designated 100,000 shares of the 3,000,000 authorized shares of Preferred Stock, as Series A Convertible Preferred Stock (“Series A Preferred Stock”).

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

Amendment of Conversion Formulas

On January 11, 2021, the Company’s Board of Directors approved the amendment to the conversion formula of the Series A Preferred Stock and Convertible Notes. After the amendment:

●

the Series A Preferred Stock is convertible, at any time after the issuance or immediately prior to the closing of a public transaction, into Common Stock in an amount of shares equal to (i) the product of the Series A Preferred Stock original price plus accrued but unpaid dividends on the shares being converted, multiplied by the number of shares of Series A Preferred Stock being converted, divided by (ii) a conversion price of $77.20 per share (after the reverse split taking effect); and

●	immediately prior to the consummation of a public transaction, the outstanding principal amount of the Convertible Notes together with all accrued and unpaid interest shall convert into a number of fully paid and non-assessable shares of Common Stock equal to the quotient of (i) the outstanding principal amount of the Convertible Notes together with all accrued and unpaid interest thereunder immediately prior to such public transaction divided by (ii) a conversion price of $77.20 per share (after the reverse split taking effect).

On January 11, 2021, the Company’s shareholders approved the amendment to the Series A Preferred Stock.

Initial Public Offering

On February 1, 2021, the Company completed an IPO for the sale of 540,000 shares of Common Stock at a price of $100.00 per share. The Company also granted the underwriters: (a) a 45-day option to purchase up to 81,000 additional shares of Common Stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO, and (b) warrants to purchase 16,200 shares of Common Stock (equal to 3% of the aggregate number of shares of Common Stock issued in the IPO) at an exercise price of $125.00 per share (which is equal to 125% of the IPO price). Subsequently, the underwriters exercised the over-allotment option, and on February 4, 2021, the Company closed on the sale of an additional 81,000 shares of Common Stock for a price of $100.00 per share and granted to the underwriters warrants to purchase 2,430 additional shares of Common Stock (equal to 3% of the amount of shares issued as part of the exercised of the over-allotment option) at an exercise price of $125.00 per share. The exercise of the over-allotment option brought the total number of shares of Common Stock sold by the Company in connection with the IPO to 621,000 shares and the total net proceeds received in connection with the IPO to approximately $57.0 million, after deducting underwriting discounts and estimated offering expenses.

Immediately prior to the closing of the Company’s IPO, all outstanding shares of Series A Preferred Stock and Convertible Notes were converted into 137,304 shares of Common Stock and 169,707 shares of Common Stock, respectively, at a conversion price of $77.72 per share.

Subsequent Public Offering

On February 19, 2021, the Company consummated a secondary public offering (the “February Offering”) for the sale of 555,556 shares of Common Stock for a price of $135.00 per share. The Company also granted the underwriters: (a) a 45-day option to purchase up to 83,333 additional shares of Common Stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the February Offering, and (b) warrants to purchase 16,667 shares of Common Stock (equal to 3% of the aggregate number of shares of Common Stock issued in the February Offering) at an exercise price of $168.75 per share (which is equal to 125% of the February Offering). Subsequently, the underwriters exercised the over-allotment option, and on March 22, 2021, the Company closed on the sale of an additional 83,333 shares of Common Stock for a price of $135.00 per share and granted to the underwriters warrants to purchase 2,500 additional shares of Common Stock (equal to 3% of the amount of shares issued as part of the exercised of the over-allotment option) at an exercise price of $168.75 per share. The exercise of the over-allotment option brought the total number of shares of Common Stock sold by the Company in connection with the February Offering to 638,889 shares and the total net proceeds received in connection with the February Offering to approximately $80.0 million, after deducting underwriting discounts and estimated offering expenses.

Underwriter Termination

On September 14, 2021, the Company entered into a letter agreement and waiver (the “Letter Agreement”), to amend the terms of its underwriting agreement with the representative of the underwriters in the IPO. Pursuant to the Letter Agreement, the representative agreed to waive the right of first refusal included in the underwriting agreement in consideration of a cash payment to the representative of $2.4 million and the right to participate as a co-manager with 10% of the economics with respect to the Company’s next public offering of securities, payable in cash upon the closing of such offering.

Private Placement

On January 25, 2022, the Company entered into a Securities Purchase Agreement (the “Securities Agreement”) with an institutional investor and other accredited investors for the sale by the Company of 245,035 shares (the “SA Shares”) of Common Stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 157,064 shares of Common Stock and warrants to purchase up to an aggregate of 301,575 shares of Common Stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “SA Warrants”), in a private placement offering. The combined purchase price for one share of Common Stock (or one Pre-Funded Warrant) and the accompanying fraction of a Common Warrant was $68.00 per share.

Subject to certain ownership limitations, the SA Warrants are exercisable six months from issuance. Each Pre-Funded Warrant was exercisable into one share of Common Stock at a price per share of $0.001 (as adjusted from time to time in accordance with the terms thereof). Each Common Warrant is exercisable into one share of Common Stock at a price per share of $74.80 (as adjusted from time to time in accordance with the terms thereof) and will expire on the fifth anniversary of the initial exercise date. The institutional investor that received the Pre-Funded Warrants fully exercised such warrants in March 2022.

Raymond Chang, Chairman and Chief Executive Officer of the Company, and Stuart Wilcox, who is currently the Chief Operating Officer, and at the time was a member of the Company’s Board of Directors, participated in the private placement on essentially the same terms as other investors, except for having a combined purchase price of $69.00 per share.

The gross proceeds to the Company from the private placement were approximately $27.3 million, before deducting the placement agent’s fees and other offering expenses, and excluding the proceeds, if any, from the exercise of the SA Warrants.

Issuance of Common Stock in Connection with Acquisitions

On October 1, 2021, the Company issued an aggregate of 66,640 shares of its Common Stock to the Precision and Cascade shareholders in connection with the Company’s acquisition of Precision and Cascade. On August 17, 2022, the Company issued an additional 8,704 shares of its Common Stock to the Precision and Cascade shareholders in connection with the finalization of the net working capital settlement. Refer to Note 8 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

On December 31, 2021, the Company issued an aggregate of 24,030 shares of its Common Stock to the PurePressure shareholders in connection with the Company’s acquisition of PurePressure. Refer to Note 8 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

On February 1, 2022, the Company issued an aggregate of 29,793 shares of its Common Stock to the Lab Society shareholders in connection with the Company’s acquisition of Lab Society. Refer to Note 8 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

Note 13 — Stock-Based Compensation and Employee Benefit Plans

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which replaced the 2020 Stock Option Plan (the “2020 Plan”). The 2022 Plan provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards and cash-based awards. The aggregate number of shares of Common Stock that may be reserved and available for grant and issuance under the 2022 Plan is 529,665 shares, which includes the 200,000 shares authorized under the 2022 Plan, plus the rollover of 329,665 issued and outstanding awards under the 2020 Plan. Shares will be deemed to have been issued under the 2022 Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the 2020 Plan or the 2022 Plan expires, is canceled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2022 Plan. The 2022 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors.

Stock-based Compensation

The Company’s stock option compensation expense was $1.6 million and $941 thousand for the three months ended September 30, 2022 and 2021, respectively, and $3.5 million and $4.0 million for the nine months ended September 30, 2022 and 2021, respectively. There was $4.3 million of total unrecognized compensation cost related to unvested options granted under the Company’s options plans as of September 30, 2022. This stock option expense will be recognized through 2025.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying Common Stock, expected option life, and expected volatility in the market value of the underlying Common Stock. No stock options were granted during the nine months ended September 30, 2022.

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

As of September 30, 2022, there were 64,688 shares of Common Stock available to be granted under the Company’s 2022 Plan.

Stock Option Activity

The following table presents option activity under the Company’s stock option plans for the nine months ended September 30, 2022 and the year ended December 31, 2021:

(In thousands, except share and per share data)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	313,311	$35.10	$—
Granted	152,002	121.30
Exercised	(65,763)	32.30
Forfeited	(43,021)	39.80
Canceled	(100)	44.30
Options outstanding at December 31, 2021	356,429	71.80	$12,572
Granted	—	—
Exercised	(851)	22.92
Forfeited	(47,013)	51.11
Canceled	(22,890)	92.93
Options outstanding at September 30, 2022	285,675	$73.66	$—

Options vested and exercisable as of September 30, 2022	218,172	$62.87
Options vested and expected to vest as of September 30, 2022	272,209	$71.93

Restricted Stock Units

The following table presents restricted stock unit activity under the 2022 Plan for the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	188,800	12.62
Vested	(20,000)	19.20
Forfeited	(9,500)	15.70
Unvested at September 30, 2022	159,300	$12.46

2022 Employee Stock Purchase Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Employee Stock Purchase Plan ("ESPP"). The Company has initially reserved 50,000 shares of Common Stock for issuance under the ESPP. On September 30, 2022, 50,000 shares were available for future issuance.

Under the ESPP, eligible employees are granted options to purchase shares of Common Stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about August 1 and February 1 and are exercisable on or about the succeeding January 31 and July 31, respectively, of each year. No participant may purchase more than $25 thousand worth of Common Stock annually. No Common Stock was granted under the 2022 ESPP during the nine months ended September 30, 2022.

Employee Benefit Plan

The Company maintains an employee’s savings and retirement plan under Section 401(k) of the Internal Revenue Code (the “401k Plan”). All full-time U.S. employees become eligible to participate in the 401k Plan. The Company’s contribution to the 401k Plan is discretionary. During the three and nine months ended September 30, 2022 and 2021, the Company did not contribute to the 401k Plan.

Note 14 — Stock Warrants

The following table presents all warrant activity of the Company for the nine months ended September 30, 2022 and the year ended December 31, 2021:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding at December 31, 2020	82,817	$0.20
Granted	37,797	14.72
Exercised	(93,430)	6.07
Warrants outstanding at December 31, 2021	27,184	0.20
Granted	2,569,518	21.35
Exercised	(165,915)	0.01
Warrants outstanding at September 30, 2022	2,430,787	$22.57

The Company received proceeds from the exercise of warrants of less than $1 thousand and $4 thousand for the three months ended September 30, 2022 and September 30, 2021, respectively, and $2 thousand and $9 thousand for the nine months ended September 30, 2022 and 2021, respectively.

Note 15 — Income Taxes

The Company’s effective income tax rate was 0.0% for both the three months ended September 30, 2022 and 2021. The income tax benefit was $0 for both the three months ended September 30, 2022 and 2021.

The Company’s effective income tax rate was 0.2% and 0.0% for the nine months ended September 30, 2022 and 2021, respectively. The income tax benefit was $262 thousand and $0 for the nine months ended September 30, 2022 and 2021, respectively. The difference between the Company’s effective tax rates for the 2022 and 2021 periods and the U.S. statutory tax rate of 21% was primarily due to a valuation allowance recorded against the Company’s deferred tax assets. The change in the income tax benefit for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to a discrete income tax benefit of $200 thousand recorded during the first quarter of 2022, which is attributable to a non-recurring partial release of the Company's U.S. valuation allowance as a result of the Lab Society acquisition. Additionally, as a result of the goodwill impairment charge recorded during the second quarter of 2022, the Company recognized a small benefit of $62 thousand related to the reversal of its opening deferred tax liability on indefinite-lived assets.

Note 16 — Net Loss Per Share

Net loss per share calculations for all periods have been adjusted to reflect the Company’s reverse stock splits. Net loss per share was calculated based on the weighted-average number of its Common Stock then outstanding.

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

The components of basic and diluted net loss per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to Agrify Corporation	$(46,268)	$(9,758)	$(148,551)	$(19,204)
Accrued dividend attributable to Preferred A Stockholders	—	—	—	(61)
Net loss available for Common Stockholders	$(46,268)	$(9,758)	$(148,551)	$(19,265)
Denominator:
Weighted-average common shares outstanding – basic and diluted (1)	2,670,501	2,083,439	2,596,649	1,806,874
Net loss per share attributable to Common Stockholders – basic and diluted (1)	$(17.33)	$(4.68)	$(57.21)	$(10.66)

(1)	Periods presented have been adjusted to reflect the 1-for-1.581804 reverse stock split on January 12, 2021 and the 1-for-10 reverse stock split on October 18, 2022. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the condensed consolidated financial statements.

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

	September 30, 2022	December 31, 2021
Shares subject to outstanding Common Stock options	285,675	356,429
Shares subject to unvested restricted stock units	159,300	—
Shares subject to outstanding warrants	2,430,787	27,184
	2,875,762	383,613

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

Additionally, on July 29, 2021, the Company filed a separate arbitration in Boston, Massachusetts against Messrs. Cooper and Weinstein, in which the Company alleges that Messrs. Cooper and Weinstein were liable for certain conduct during the time they were TriGrow employees, including breach of fiduciary duty, unjust enrichment, usurpation of corporate opportunity, conversion, fraudulent concealment, and false representation. Also on July 29, 2021, the Company submitted a claim for indemnification to certain legacy TriGrow Systems, LLC. shareholders. The claim for indemnification relates to conduct by Messrs. Cooper and Weinstein during the time they were TriGrow employees. During the third quarter of 2022, the Company and Messrs. Cooper and Weinstein settled all claims and potential claims between themselves and any affiliated entities by the Company to Messrs. Cooper and Weinstein, and a related entity for approximately $800 thousand.

United States Customs Seizure Matter

On June 28, 2022, the Company was notified by the United States Customs and Border Protection (“CBP”) that they seized 123 cartons of horticulture grow lights appraised at approximately $623 thousand at the Port of Savannah, Georgia based on CBP’s interpretation of certain importation laws which prohibit the importation of certain goods that are subject to health and safety legal restrictions, including a prohibition on the importation of drug paraphernalia, in accordance with 21 U.S.C. § 863(a). The Company is currently disputing the seizure. The Company does not believe these claims have any merit and intends to vigorously defend its position.

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

Committed Purchase Agreement with Related Party – Greenstone

On December 29, 2021, Greenstone purchased 239 VFUs from the Company of which 60 VFUs were already in Greenstone’s possession under a lease agreement. Under the lease agreement, Greenstone owed the Company a production service fee of $300 per pound of flower produced and contained an option to purchase the equipment within the lease agreement. The term of this agreement was for ten years, but it was terminated upon signing the purchase agreement for the 239 VFUs. There is no remaining obligation under the lease agreement. The remaining 179 VFUs were shipped to the Greenstone storage facility on December 30, 2021 and December 31, 2021. Greenstone is a related party to the Company. Additional information regarding recent developments with Greenstone may be found in Note 5 – Loan Receivable, included elsewhere in the notes to the consolidated financial statements.

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

The following table describes the net purchasing (sales) activity with entities identified as related parties to the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Bluezone	$—	$217	$5	$310
4D Bios (1)	—	864	—	1,311
Enzo	—	40	—	40
Cannae Policy Group	—	—	25	—
Topline Performance Group	1	—	71	—
NEIA	—	(3,217)	(1,763)	(19,572)
Greenstone	212	(1,998)	392	(1,998)
Valiant Americas, LLC	1,315	606	11,120	2,323
Living Greens Farm	—	—	—	(58)

(1)	Purchases from 4D for the nine months ended September 30, 2021 include $384 thousand for a down payment on inventory orders.

The following table summarizes net related party receivable (payable) as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Cannae Policy Group	$—	$(8)
Cannaquip	—	(21)
Greenstone (net of allowance for doubtful accounts of $7,079 and $0 at September 30, 2022 and December 31, 2021, respectively) (1)	5,308	11,177
Living Greens Farm (2)	—	34
NEIA	—	3,500
Valiant Americas, LLC	(599)	(922)
Topline Performance Group	(1)	—

(1)	The Greenstone allowance for doubtful accounts balance consisted of capital advances, accrued interest and VFUs sales. Additional information regarding recent developments with Greenstone may be found in Note 5 – Loan Receivable, included elsewhere in the notes to the consolidated financial statements.

(2)	The balance was fully reserved at September 30, 2022 due to an ongoing dispute with the customer.

Note 19 — Subsequent Events

Bud  & Mary’s Litigation

On September 15, 2022, the Company provided a notice of default to Bud & Mary’s and certain related parties notifying such parties that Bud & Mary’s was in default of its obligations under the Bud & Mary TTK Agreement. On October 5, 2022, Bud & Mary’s filed a complaint in the Superior Court of Massachusetts in Suffolk County naming the Company as defendant. Bud & Mary’s is seeking, among other relief, monetary damages in connection with alleged unfair or deceptive trade practices, breach of contract and conversion arising from the Agreement. While the Company believes the claim is without merit and will continue to vigorously defend itself against Bud & Mary’s allegations, litigation is inherently unpredictable and there can be no assurance that the Company will prevail in this matter.

During the third quarter of 2022, the Company deemed it necessary to fully reserve for the outstanding $14.7 million note receivable balance outstanding due to the current litigation and the uncertainty of the customer’s ability to repay the outstanding balance. The $14.7 million represents the amount of the contingent loss that the Company has determined to be reasonably possible and estimable. The actual cost of resolving this matter may be higher or lower than the amount the Company has reserved. In addition, $5.3 million of the notes receivable balance for work performed during the third quarter of 2022 has been recorded as an unbilled note receivable and deferred the revenue to a future period. The Company has recognized the expenses associated with the work completed in the current period due to the uncertainty of the Company’s ability to recover the funds owed by the customer and its obligations to the vendors that have performed this work. The Company determined that it will only recognize unbilled notes receivable revenue if cash is collected from the customer in a future period.

Approval of Issuance of Shares Upon Exercise of Warrants

On October 14, 2022, the Company received approval for the issuance of up to 2,110,875 shares of Common Stock upon the exercise of the SPA Warrant and Note Exchange Warrant in connection with the issuance of a senior secured note and the exchange of previously issued warrants in August 2022, and the reduction of the exercise price of certain of those warrants under certain circumstances, was approved. Additional information regarding the Warrant Liabilities may be found in Note 9 – Debt, included elsewhere in the notes to the consolidated financial statements.

Reverse Stock Split

On October 18, 2022, the Company effected a 1-for-10 reverse stock split of its Common Stock. All owners of record as of October 18, 2022 received one issued and outstanding share of the Company’s Common Stock in exchange for ten outstanding shares of the Company’s Common Stock. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the consolidated financial statements.

At The Marketing Offering

In October 2022, the Company entered into the ATM Program with the Agent. The ATM Program allows the Company to sell shares of Common Stock pursuant to specific parameters defined by the Company as well as those defined by the SEC and the ATM Program agreement. Subsequent to the quarter ended September 30, 2022, as of November 7, 2022, the Company sold 6,132,565 shares of Common Stock, under the ATM at an average price of $2.54 per share, resulting in gross proceeds to the Company of $15.6 million, and net proceeds of $15.1 million after commissions and fees to the Agent totaling $468 thousand. $3.1 million of the proceeds under the ATM Program were used to repay amounts due to the Investor under the Exchange Note. The ATM allows for quick and agile sales of Common Stock to interested investors and provides an opportunity to raise additional capital for working capital requirements or to fund strategic opportunities that may present themselves from time to time. The Company has used, and intends to continue to use, the net proceeds generated from the ATM Program for working capital and general corporate purposes, including repayment of indebtedness, funding its transformation initiatives and product category expansion efforts and capital expenditures.

Nasdaq Deficiency Notice

On October 4, 2022, the Company received a deficiency letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the bid price for the Company’s Common Stock had closed below $1.00 per share, which is the minimum closing price required to maintain a continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of the Company’s Common Stock must be at least $1.00 per share for a minimum of 10 consecutive trading days during this 180-day compliance period, unless the Staff exercises its discretion to extend the minimum trading day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G). On October 28, 2022, the Staff notified the Company that the closing bid price for its Common Stock was more than $1.00 for 10 consecutive trading days, and that the Company therefore regained compliance with the Minimum Bid Requirement.

Agrify-Valiant

On October 27, 2022, the Company provided notice to Valiant-America, LLC that the Company intended to begin the winding up of Agrify-Valiant.

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

Overview

We are one of the most innovative providers of advanced cultivation and extraction solutions for the cannabis industry, bringing data, science, and technology to the forefront of the market. Our proprietary micro-environment-controlled Agrify Vertical Farming Units (or “VFUs”) enable cultivators to produce the highest quality products with what we believe to be an unmatched consistency, yield, and Return on Investment at scale. Our comprehensive extraction product line, which includes hydrocarbon, ethanol, solventless, post-processing, and lab equipment, empowers producers to maximize the quantity and quality of extract required for premium concentrates.

We believe we are the only company with an automated and fully integrated grow solution in the industry. Our cultivation and extraction solutions seamlessly combine our integrated hardware and software offerings with a broad range of associated services including consulting, engineering, and construction and are designed to deliver the most complete commercial indoor farming solution available from a single provider. The totality of our product offerings and service capabilities forms an unrivaled ecosystem in what has historically been a highly fragmented market. As a result, we believe we are well situated to create a dominant market position in the indoor agriculture sector.

Agrify Corporation was incorporated in the state of Nevada on June 6, 2016, originally incorporated as Agrinamics, Inc. (or “Agrinamics”). On September 16, 2019, Agrinamics amended its articles of incorporation to reflect a name change to Agrify Corporation.

Our corporate headquarters are located in Billerica, Massachusetts. We also lease properties located within various geographic regions in which we conduct business, including Colorado, Georgia, Massachusetts, and Michigan.

Reverse Stock Split

On January 12, 2021, we effected a 1-for-1.581804 reverse stock split on our Common Stock. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless otherwise indicated.

On October 18, 2022, we effected a 1-for-10 reverse stock split on our Common Stock. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless otherwise indicated.

Recent Business Developments

Private Placement

On January 25, 2022, we entered into a Securities Purchase Agreement (the “Securities Agreement”) with an institutional investor and other accredited investors for the sale by us of (i) 245,035 shares (the “SA Shares”) of the our Common Stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 157,064 shares of Common Stock and (iii) warrants to purchase up to an aggregate of 301,575 shares of Common Stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “SA Warrants”), in a private placement offering. The combined purchase price for one share of Common Stock (or one Pre-Funded Warrant) and the accompanying fraction of a Common Warrant was $68.00 per share.

Subject to certain ownership limitations, the SA Warrants are exercisable six months from issuance. Each Pre-Funded Warrant is exercisable into one share of Common Stock at a price per share of $0.001 (as adjusted from time to time in accordance with the terms thereof). Each Common Warrant is exercisable into one share of Common Stock at a price per share of $74.80 (as adjusted from time to time in accordance with the terms thereof) and will expire on the fifth anniversary of the initial exercise date. The institutional investor that received the Pre-Funded Warrants fully exercised such warrants in March 2022.

Raymond Chang, our Chairman and Chief Executive Officer, and Stuart Wilcox, who is currently our Chief Operating Officer, and at the time was a member of our Board of Directors, participated in the private placement on essentially the same terms as other investors, except for having a combined purchase price of $69.00 per share.

The gross proceeds to us from the private placement were approximately $27.3 million, before deducting the placement agent’s fees and other offering expenses, and excluding the proceeds, if any, from the exercise of the SA Warrants.

Acquisition of Lab Society

On February 1, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LS Holdings Corp. (“Lab Society”), Lab Society NewCo, LLC, a newly-formed wholly-owned subsidiary of us (“Merger Sub”), Michael S. Maibach Jr. as the Owner Representative thereunder, and each of the shareholders of Lab Society (collectively, the “Owners”), pursuant to which we agreed to acquire Lab Society. Concurrently with the execution of the Merger Agreement, we consummated the merger of Lab Society with and into Merger Sub, with Merger Sub surviving such merger as a wholly-owned subsidiary of us (the “Lab Society Acquisition”).

The aggregate consideration for the Lab Society Acquisition consisted of: $4.0 million in cash, subject to certain adjustments for working capital, cash and indebtedness of Lab Society at closing; 42,561 shares of Common Stock (the “Buyer Shares”); and the Earn-out Consideration (as defined below), to the extent earned.

We withheld 12,768 of the Buyer Shares issuable to the Owners (the “Holdback Lab Buyer Shares”) for the purpose of securing any post-closing adjustment owed to us and any claim for indemnification or payment of damages to which we may be entitled under the Merger Agreement. During the third quarter of 2022, 2,785 of the Holdback Lab Buyer Shares were forfeited after the finalization of the net working capital settlement. The remaining 9,983 Holdback Lab Buyer Shares will be released following the twelve-month anniversary of the Closing Date in accordance with and subject to the conditions of the Merger Agreement. Additional information regarding our contingent consideration arrangements may be found in Note 4 – Fair Value Measures, included elsewhere in the notes to the consolidated financial statements.

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

Based upon the combined first and second-quarter actual revenue performance, Lab Society’s revenue trend is significantly below the originally estimated revenue trends incorporated into our original fair value estimates at the time of the acquisition. We have concluded Lab Society will not achieve any contingent earn-out consideration in connection with its first earn-out period. Accordingly, we reversed the current accrued contingent consideration liability associated with Lab Society’s first earn-out period as of September 30, 2022. The reversal of this liability of approximately $1.0 million, as required by ASC Topic 805 Business Combination (“ASC805”), was recorded as a reduction in operating expenses during the second quarter of 2022.

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

During the three-month period ended June 30, 2022, we identified an impairment-triggering event associated with both a sustained decline in our stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, we deemed that there was an impairment to the carrying value of its long-lived assets and accordingly performed interim testing as of June 30, 2022. Based on its interim testing, we noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding our interim testing on goodwill and intangible assets may be found in Note 7 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

Securities Purchase Agreement

On March 14, 2022, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”), we agreed to issue and sell to the Investor, in a private placement transaction, in exchange for the payment by the Investor of $65 million, less applicable expenses as set forth in the Securities Purchase Agreement, a senior secured promissory note in an aggregate principal amount of $65 million (the “SPA Note”), and a warrant (the “SPA Warrant”) to purchase up to an aggregate of 688,111 shares of Common Stock.

Securities Exchange Agreement

On August 18, 2022, we reached an agreement with its Investor to amend its existing SPA Note and entered into a Securities Exchange Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, we partially paid $35.2 million under the SPA Note and exchanged the remaining balance of the SPA Note for a new senior secured note (the “Exchange Note”) with an aggregate original principal amount of $35.0 million and a new warrant to purchase 1,422,764 shares of Common Stock (the “Note Exchange Warrant”). Additionally, we exchanged the SPA Warrant for a new warrant for the same number of underlying shares but with a reduced exercise price (the “Modified Warrant” and, collectively with the Note Exchange Warrant, the “Warrant Liabilities”). Additional information regarding our Warrant Liabilities may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies and Note 4 – Fair Value Measures, included elsewhere in the notes to the condensed consolidated financial statements.

The Exchange Note is a senior secured obligation of us and ranks senior to all indebtedness of us. The Exchange Note will mature on the three-year anniversary of its issuance (the “Maturity Date”) and contains a 9.0% annualized interest rate, with interest to be paid monthly, in cash, beginning September 1, 2022. The principal amount of the Exchange Note will be payable on the Maturity Date, provided that the Investor will be entitled to a cash sweep of 20% of the proceeds received by us in connection with any equity financing, which will reduce the outstanding principal amount under the Exchange Note.

At any time, we may prepay all of the Exchange Note by redemption at a price equal to 102.5% of the then-outstanding principal amount under the Note plus accrued but unpaid interest. The Investor will also have the option of requiring us to redeem the Exchange Note on the one-year or two-year anniversaries of issuance at a price equal to the then-outstanding principal amount under the Exchange Note plus accrued but unpaid interest, or if we undergo a fundamental change at a price equal to 102.5% of the then-outstanding principal amount under the Exchange Note plus accrued but unpaid interest.

The Exchange Note imposes certain customary affirmative and negative covenants upon us, as well as covenants that restrict us and our subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, restrict the ability of us and our subsidiaries from making certain investments, subject to specified exceptions, restrict the declaration of any dividends or other distributions, subject to specified exceptions, requires us not to exceed maximum levels of allowable cash spend while the Exchange Note is outstanding, and requires us to maintain minimum amounts of cash on hand. If an event of default under the Exchange Note occurs, the Investor can elect to redeem the Exchange Note for cash equal to 115% of the then-outstanding principal amount of the Note (or such lesser principal amount accelerated by the Investor), plus accrued and unpaid interest, including default interest, which accrues at a rate per year equal to 15% from the date of a default or event of default. As of September 30, 2022, we are in compliance with the financial debt covenants associated with our Exchange Note.

Until the date the Exchange Note is fully repaid, the Investor has, subject to certain exceptions, the right to participate for up to 30% of any offering of debt, equity (other than an offering of solely Common Stock), or equity-linked securities, including without limitation any debt, preferred stock or other instrument or security, of us or our subsidiaries.

The Modified Warrant has an exercise price of $21.50 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable on and after the six-month anniversary of issuance, has a term of five and one-half years from the date of issuance and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Modified Warrant (the “Modified Warrant Shares”), in which case the Modified Warrant will also be exercisable on a cashless exercise basis at the Investor’s election.

The Note Exchange Warrant has an exercise price of $12.30 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, was exercisable upon issuance, and has a term of five and one-half years from the date of issuance and is exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrant (the “Note Exchange Warrant Shares” and, together with the Modified Warrant Shares, the “Exchange Warrant Shares”), in which case the Note Exchange Warrant will also be exercisable on a cashless exercise basis at the Investor’s election. Until we complete a qualified equity financing of at least $15.0 million, which requirement was satisfied with sales under the ATM Program, the Note Exchange Warrant’s exercise price would have been reduced to the extent we issue securities for a lower purchase price. The Note Exchange Warrant also prohibited us, until following the completion of such qualified equity financing, from issuing warrants with more favorable or preferential terms and/or provisions.

The Warrant Liabilities will each provide that in no event will the number of shares of Common Stock issued upon exercise of such warrant result in the Investor’s beneficial ownership exceeding 4.99% of our shares of Common Stock outstanding at the time of exercise (which percentage may be decreased or increased by the Investor, but to no greater than 9.99%, and provided that any increase above 4.99% will not be effective until the sixty-first day after notice of such request by the Investor to increase its beneficial ownership limit has been delivered to us). Additionally, the Warrant Liabilities could not be exercised for more than an aggregate of 530,858 shares of Common Stock unless and until shareholder approval is obtained, which approval was obtained on October 14, 2022.

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

Nasdaq Deficiency Notice

On October 4, 2022, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our Common Stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of our Common Stock must be at least $1.00 per share for a minimum of 10 consecutive trading days during this 180-day compliance period, unless the Staff exercises its discretion to extend the minimum trading day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G). On October 28, 2022, the Staff notified us that the closing bid price of our Common Stock was more than $1.00 for 10 consecutive trading days, and that we therefore regained compliance with the Minimum Bid Requirement.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions about collection of accounts and notes receivable, the valuation and recognition of stock-based compensation expense, valuation allowance for deferred tax assets and the useful life of fixed assets and intangible assets.

Financial Overview

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimate, which include estimates related to accruals, stock-based compensation expense, and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

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

Identify the customer contract

A customer contract is generally identified when there is approval and commitment from both us and its customer, the rights have been identified, payment terms are identified, the contract has commercial substance and collectability, and consideration is probable. Specifically, we obtain written/electronic signatures on contracts and a purchase order, if said purchase orders are issued in the normal course of business by the customer.

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

If a contract has payment terms that differ from the timing of revenue recognition, we will assess whether the transaction price for those contracts includes a significant financing component. We have elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, we impute interest on such contracts at an agreed-upon interest rate and will present the financing components separately as financial income. For the three and nine months ended September 30, 2022 and 2021, we did not have any such financial income.

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

Goodwill and Intangible Assets

Amortization of acquired intangible assets is the result of the acquisition of TriGrow Systems, LLC (“TriGrow”), which occurred in 2020, the acquisition of Precision Extraction NewCo, LLC (“Precision”) and Cascade Sciences, LLC (“Cascade”) which occurred in 2021, the acquisition of PurePressure, LLC (“PurePressure”), which also occurred in 2021, and the acquisition of Lab Society, which occurred in 2022. As a result of these transactions, customer relationships, acquired developed technology, non-compete agreements and trade names were identified as intangible assets, and are amortized over their estimated useful lives.

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

During the three-month period ended June 30, 2022, we identified an impairment-triggering event associated with both a sustained decline in our stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, we deemed that there was an impairment to the carrying value of its long-lived assets and accordingly performed interim testing as of June 30, 2022. Based on its interim testing, we noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding our interim testing on goodwill and intangible assets may be found in Note 7 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

Capitalization of Internal Software Development Costs

We capitalize on certain software engineering efforts related to the continued development of Agrify Insights™ cultivation software under ASC 985-20. Costs incurred during the application development phase are only capitalized once technical feasibility has been established and the work performed will result in new or additional functionality. The types of costs capitalized during the application development phase include employee compensation, as well as consulting fees for third-party software developers working on these projects. Costs related to the research and development are expensed as incurred until technical feasibility is established as well as post-implementation activities. Internal-use software is amortized on a straight-line basis over the estimated useful life of the asset, which ranges from two to five years.

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

Accounting for Stock-Based Compensation

We follow the provisions of ASC Topic 718, “Compensation-Stock Compensation.” ASC Topic 718 establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under our Stock Option Plans.

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

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenue	$7,019	$15,751	$52,369	$34,584
Cost of goods sold	11,135	16,131	50,703	34,977
Gross (loss) profit	(4,116)	(380)	1,666	(393)

General and administrative	24,126	7,705	53,263	16,562
Selling and marketing	2,160	890	6,582	2,288
Research and development	1,747	827	6,269	2,483
Change in contingent consideration	(602)	—	(1,509)	—
Impairment of goodwill and intangible assets	—	—	69,904	—
Total operating expenses	27,431	9,422	134,509	21,333
Loss from operations	(31,547)	(9,802)	(132,843)	(21,726)
Interest (expense) income, net	(3,979)	45	(5,224)	68
Other income (expense)	1,506	(15)	1,506	(78)
Change in fair value of warrant liability	5,686	—	5,686	—
(Loss) gain on extinguishment of notes payable	(17,933)	—	(17,933)	2,685
Other (expense) income, net	(14,720)	30	(15,965)	2,675
Net loss before income taxes	(46,267)	(9,772)	(148,808)	(19,051)
Income tax benefit	—	—	(262)	—
Net loss	(46,267)	(9,772)	(148,546)	(19,051)
Income (loss) attributable to non-controlling interests	1	(14)	5	153
Net loss attributable to Agrify Corporation	$(46,268)	$(9,758)	$(148,551)	$(19,204)

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

We generate revenue from sales of cultivation solutions, including ancillary products and services, Agrify Insights™ cultivation software, facility build-outs and extraction equipment and solutions. We believe that our product mix forms an integrated ecosystem that allows us to be engaged with our potential customers from the early stages of the grow cycle — first during the facility build-out, to the choice of cultivation solutions, running the grow business with our Agrify Insights™ cultivation software and finally, our extraction, post-processing and testing services to transform harvest into a sellable product. We believe that the delivery of each solution in the various stages of the process will generate sales of additional solutions and services.

The following table provides a breakdown of our revenue for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Cultivation solutions, including ancillary products and services	$4	$2,756	$(2,752)	(100)%	$707	$4,110	$(3,403)	(83)%
Agrify Insights™ cultivation software	1	—	1	100%	46	8	38	475%
Facility build-outs	1,334	12,995	(11,661)	(90)%	23,551	30,466	(6,915)	(23)%
Extraction solutions	5,680	—	5,680	100%	28,065	—	28,065	100%
Total revenue	$7,019	$15,751	$(8,732)	(55)%	$52,369	$34,584	$17,785	51%

Revenues decreased by $8.7 million, or 55.4% for the three months ended September 30, 2022, as compared to the same period in 2021. The comparative decrease in revenue was primarily related to a reduction in facility build-outs of $11.7 million and a reduction in our cultivation solution sales of $2.8 million, partially offset by the sale of extraction solutions equipment and services from our acquisition of Lab Society in 2022 and the acquisitions of Precision, Cascade and PurePressure in 2021, which contributed $5.7 million in revenue for the three months ended September 30, 2022. The $11.7 million decrease in facility build-out revenue was the result of the completed build-out of two facilities under our TTK Solutions, the deferral of $5.3 million of revenue for the Bud & Mary’s Cultivation, Inc. (“Bud & Mary’s”) project due to pending litigation and a decrease in cultivation products and service sales of $2.8 million primarily due to migrating to a VFU leasing model. Additional information regarding Bud & Mary’s pending litigation may be found in Note 5 – Loan Receivable and Note 19 – Subsequent Events, included elsewhere in the notes to the consolidated financial statements.

Revenues increased by $17.8 million, or 51.4% for the nine months ended September 30, 2022, as compared to the same period in 2021. The comparative increase in revenue was generated primarily from extraction solutions sales of equipment and services from our acquisition of Lab Society in 2022 and the acquisitions of Precision, Cascade and PurePressure in 2021, which contributed $28.1 million in revenue for the nine months ended September 30, 2022. This was partially offset by a reduction of $6.9 million in facility build-out revenue resulting from the completed build-out of two facilities under our TTK Solutions which includes the deferral of $5.3 million of revenue resulting from Bud & Mary’s pending litigation and a decrease in cultivation products and service sales of $3.4 million primarily due to migrating to a VFU leasing model.

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

The following table provides a breakdown of our cost of goods sold for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Cultivation solutions, including ancillary products and services	$572	$3,570	$(2,998)	(84)%	$2,312	$5,456	$(3,144)	(58)%
Agrify Insights™ cultivation software	—	—	—	—%	—	—	—	—%
Facility build-outs	6,429	12,561	(6,132)	(49)%	28,217	29,521	(1,304)	(4)%
Extraction solutions	4,134	—	4,134	100%	20,174	—	20,174	100%
Total cost of goods sold	$11,135	$16,131	$(4,996)	(31)%	$50,703	$34,977	$15,726	45%

Cost of goods sold decreased by $5.0 million, or 31%, for the three months ended September 30, 2022 as compared to the same period in 2021. The comparative quarterly decrease in the cost of goods sold is related to a decrease of $6.1 million related to costs for facility build-outs and a decrease of $3.0 million of costs for cultivation product and service sales. This was partially offset by an increase of $4.1 million in expenses associated with the sales of our extraction-related equipment, for which there was no associated revenue or expense in the prior year quarterly period. The cost of goods sold related to facility build-outs decreased disproportionately as compared to revenue in the period as we have included $5.1 million of facility build-out expenses related to the Bud & Mary’s project for which revenue has been deferred in the period.

Cost of goods sold increased by $15.7 million, or 45%, for the nine months ended September 30, 2022 compared to the same period in 2021. The comparative quarterly increase in the cost of goods sold is associated with the introduction of our extraction-related equipment sales in the year-to-date 2022 fiscal period. Costs associated with extraction equipment-related equipment sales accounted for $20.2 million of the comparative year-to-date fiscal 2022 increase in the cost of goods sold. This increase was partially offset by a decrease of $1.3 million in facility build-outs and a decrease of $3.1 million in cultivation product and service sales. The cost of goods sold related to facility build-outs decreased disproportionately as compared to revenue in the period as we have included $5.1 million of facility build-out expenses related to the Bud & Mary’s project for which revenue has been deferred in the period.

Gross (Loss) Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Gross (loss) profit	$(4,116)	$(380)	$(3,736)	(983)%	$1,666	$(393)	$2,059	524%

Gross loss totaled $(4.1) million, or (58.6)% of total revenue during the three months ended September 30, 2022 compared to a gross loss of $(380) thousand, or (2.4)% of total revenue during the three months ended September 30, 2021. During the three months ended September 30, 2022, we realized a gross profit margin of 27% associated with our extraction solutions revenue. The negative gross margin on the cultivation-related revenue is primarily related to $5.1 million of facility build-out costs recognized for the Bud & Mary’s project for which $5.3 million of revenue has been deferred due to pending litigation and $568 thousand of overhead expenses for cultivation solutions expenses. This was partially offset by $1.5 million of contribution related to extraction solutions equipment and service sales from our acquisition of Lab Society in 2022 and the acquisitions of Precision, Cascade and PurePressure in 2021.

Gross profit totaled $1.7 million, or 3.2% of total revenue during the nine months ended September 30, 2022 compared to a gross loss of $(393) thousand, or (1.1)% of total revenue during the nine months ended September 30, 2021. The comparative $2.1 million year-over-year improvement in gross profit, as well as the comparative improvement in gross profit margin, is primarily attributable to the introduction of our extraction solutions revenue during the first nine months of 2022. No extraction solutions-related revenues were recognized during the first nine months of 2021. Extraction solutions revenue contributes a higher gross profit and gross profit margins than those realized on our cultivation-related revenue, which includes our TTK Solutions build-out revenue. During the first nine months of 2022, we realized a gross profit margin of 28% associated with our extraction solutions revenue, while we realized a gross loss of approximately (26)% on our cultivation-related revenues. The negative gross margin on the cultivation-related revenue is primarily related to $5.1 million of facility build-out costs recognized for the Bud & Mary’s project for which $5.3 million of revenue has been deferred due to pending litigation.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
General and administrative	$24,126	$7,705	$16,421	213%	$53,263	$16,562	$36,701	222%
Selling and marketing	2,160	890	1,270	143%	6,582	2,288	4,294	188%
Research and development	1,747	827	920	111%	6,269	2,483	3,786	152%
Change in contingent consideration	(602)	—	(602)	(100)%	(1,509)	—	(1,509)	(100)%
Impairment of goodwill and intangible assets	—	—	—	—%	69,904	—	69,904	100%
Total operating expenses	$27,431	$9,422	$18,009	191%	$134,509	$21,333	$113,176	531%

General and administrative

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

G&A expense increased by $16.4 million, or 213%, for the three months ended September 30, 2022, compared to the same period in 2021. The primary drivers of the increase in comparative G&A expense in the third quarter of 2022 is largely the result of a $14.7 million increase in loan receivable allowances recorded during the quarter, a $1.4 million increase in payroll and employee-related expenses, a $597 thousand increase in subscription, facilities and other expenses, an increase of $151 thousand of investor related and compliance expenses and an additional $1.9 million of G&A expenses related to our acquisition of Lab Society in 2022 and the acquisitions of Precision, Cascade and PurePressure in 2021. These expenses were partially offset by a decrease of $2.4 million in consulting expenses that were related to a one-time financing arrangement cancellation fee in September 2021.

During the third quarter of 2022, we increased our loans receivable reserve by approximately $14.7 million. We deemed it necessary to fully reserve Bud & Mary’s loan receivable balance due to the current litigation and the uncertainty of the customer’s ability to repay the outstanding balance. We believe the litigation is without merit and will continue to vigorously defend ourselves.

G&A expense increased by $36.7 million, or 222%, for the nine months ended September 30, 2022, compared to the same period in 2021. The primary drivers of the year-over-year increase in the comparative nine-month period of G&A expenses are largely attributable to an increase in trade and loan receivable allowances of $23.7 million and $8.8 million of incremental G&A expenses related to our acquisition of Lab Society in 2022 and the acquisitions of Precision, Cascade and PurePressure in 2021. Other drivers of the comparative year-over-year increase in G&A expense included $1.3 million related to legal and accounting services associated with our acquisition of Lab Society in 2022 and acquisitions of Precision, Cascade and PurePressure in 2021, $1.8 million in employee-related expenses, $1.1 million of severance expenses, $800 thousand legal settlement and $389 thousand of other operating expenses.

During the second and third quarter of 2022, we increased our loan receivable reserve by approximately $7.1 million and $14.7 million, respectively. The $7.1 million increase during the second quarter of 2022, is specifically related to Greenstone Holdings (“Greenstone”). We specifically established the loan reserve related to Greenstone based on our review of Greenstone’s financial stability, which would impact collectability and is primarily the result of unfavorable market conditions within the Colorado market. We will continue to monitor the operations of Greenstone in an effort to collect all outstanding receivables but due to the uncertain nature of Greenstone’s business at this time we have made the decision to place a reserve against the loan receivable amounts. Additional information regarding recent developments with Greenstone may be found in Note 5 – Loan Receivable, included elsewhere in the notes to the consolidated financial statements. The $14.7 million increase during the third quarter of 2022, specifically related to Bud & Mary’s. We deemed it necessary to fully reserve Bud & Mary’s loan receivable balance due to the current litigation and the uncertainty of the customer’s ability to repay the outstanding balance. We believe the litigation is without merit and will continue to vigorously defend ourselves.

Selling and marketing

Selling and marketing expenses consist primarily of salaries and related costs of personnel, travel expenses, trade shows and advertising expenses.

Selling and marketing expenses increased by $1.3 million, or 143%, for the three months ended September 30, 2022, compared to the same period in 2021. The increase is attributable to our acquisition of Lab Society in 2022 and the acquisitions of Precision, Cascade and PurePressure in 2021, which contributed $972 thousand, an increase in payroll and employee-related expenses of $163 thousand and an increase in advertising and trade show expenses of $147 thousand.

Selling and marketing expenses increased by $4.3 million, or 188%, for the nine months ended September 30, 2022, compared to the same period in 2021. The increase is primarily related to our acquisition of Lab Society in 2022 and the acquisitions of Precision, Cascade, and PurePressure in 2021, which attributed $3.2 million, an increase in payroll, severance, and related expenses of $540 thousand and an increase in advertising, trade shows and other expenses of $539 thousand.

Research and development

Research and development (“R&D”) expense consisted primarily of costs incurred for the development of our Agrify Insights™ cultivation software and next-generation generation VFUs, which includes:

●	employee-related expenses, including salaries, benefits, and travel;

●	expenses incurred by the subcontractor under agreements to provide engineering work related to the development of our next-generation VFUs;

●	expenses related to our facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

R&D expense increased by $920 thousand, or 111%, for the three months ended September 30, 2022, compared to the same period in 2021. The increase is primarily related to an increase in materials and other costs of $565 thousand and our acquisition of Lab Society in 2022 and the acquisitions of Precision, Cascade, and PurePressure in 2021, which contributed $470 thousand. These increases were partially offset by a decrease of $116 thousand in payroll and employee-related expenses. As a percentage of net revenue, R&D expenses were 24.9% of total revenue for the three months ended September 30, 2022, compared to 5.3% for the three months ended September 30, 2021.

R&D expense increased by $3.8 million, or 152%, for the nine months ended September 30, 2022, compared to the same period in 2021. The comparative periodic increase in R&D expense is attributable to third-party consulting services of $1.4 million, $1.2 million of incremental R&D expense related to the acquisition of Lab Society in 2022 and the acquisitions of Precision, Cascade and PurePressure in 2021, increases in wages and benefits-related expenses of $684 thousand and an increase in materials, supplies and other expenses of $450 thousand. As a percentage of net revenue, R&D expenses were 12.0% of total revenue for the nine months ended September 30, 2022, compared to 7.1% for the nine months ended September 30, 2021.

We expect to continue to invest in future developments of our VFUs, Agrify Insights™ cultivation software and our extraction products. Although we continue to increase our investment in R&D activities, we expect R&D expenses to decrease as a percentage of revenue due to our revenue growth.

Change in contingent consideration

Change in contingent consideration resulted in a gain of $602 thousand, or 100%, for the three months ended September 30, 2022, compared to the same periods in 2021. The change in contingent consideration, which was recognized by us during the third quarter of 2022, primarily relates to the reduction in the projected earn-out achievement associated with PurePressure’s first twelve-month earn-out period, for which current revenue projections are trending below our original earn-out achievement fair value estimates. During the third quarter of 2022, we reduced the current fair value estimate of contingent consideration to be earned by the former members of PurePressure by approximately $602 thousand. As per the guidelines of ASC805, we are required to record subsequent changes to our original fair value estimates related to contingent consideration as an operating expense in the period of change and not as an increase to goodwill.

Change in contingent consideration resulted in a gain of $1.5 million, or 100%, for the nine months ended September 30, 2022, compared to the same periods in 2021. The change in contingent consideration, which was recognized by us during the second and third quarter of 2022, primarily relates to the reduction in the projected earn-out achievement associated with Lab Society’s and PurePressure’s first twelve-month earn-out period, for which current revenue projections are trending below our original earn-out achievement fair value estimates. During the second quarter of 2022, we reduced the current fair value estimate of contingent consideration to be earned by the former members of Lab Society by approximately $1.0 million. During the third quarter of 2022, we reduced the current fair value estimate of contingent consideration to be earned by the former members of PurePressure by approximately $602 thousand. This was partially offset by an increase of $121 thousand to the final contingent consideration amount earned by the former members of Precision and Cascade. As per the guidelines of ASC805, we are required to record subsequent changes to our original fair value estimates related to contingent consideration as an operating expense in the period of change and not as an increase to goodwill.

Impairment of goodwill and intangible assets

During the three months period ended June 30, 2022, we identified an impairment-triggering event associated with both a sustained decline in our stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, we deemed that there was an impairment to the carrying value of its long-lived assets and accordingly performed interim testing as of June 30, 2022.

Based on its interim testing, we noted that the current carrying value of equity significantly exceeded the calculated fair value equity, by an amount greater than the aggregate value of our goodwill and intangible assets. Accordingly, we concluded that the entire carrying value of its goodwill and intangible assets should be impaired, resulting in a second-quarter impairment charge of $69.9 million. Additional information regarding our interim testing on goodwill may be found in Note 7 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Interest (expense) income, net	$(3,979)	$45	$(4,024)	(8,943)%	$(5,224)	$68	$(5,292)	(7,782)%
Other income (expense)	1,506	(15)	1,521	10,140%	1,506	(78)	1,584	2,031%
Change in fair value of warrant liability	5,686	—	5,686	100%	5,686	—	5,686	100%
(Loss) gain on extinguishment of notes payable	(17,933)	—	(17,933)	(100)%	(17,933)	2,685	(20,618)	(768)%
Total other (expense) income, net	$(14,720)	$30	$(14,750)	(49,165)%	$(15,964)	$2,675	$(18,639)	(697)%

Interest (expense) income, net

Interest expense increased by $4.0 million, or 8,943%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase in interest expense primarily is attributable to an increase in interest expense, including the amortization of debt discount costs associated with the outstanding principal balance of our existing debt facility, plus incremental pre-payment penalty interest incurred in connection with the modification of our debt facility, of $4.1 million related to our SPA Note and Exchange Note. This was partially offset by interest income of approximately $100 thousand from our TTK Solutions.

Interest expense increased by $5.3 million, or 7,782%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase in interest expense primarily is attributable to an increase in interest expense, including the amortization of debt discount costs associated with the outstanding principal balance of our existing debt facility, plus incremental pre-payment penalty interest incurred in connection with the modification of our debt facility, of $6.9 million related to our SPA Note and Exchange Note. This was partially offset by interest income of approximately $1.2 million from our TTK Solutions.

Other income (expense)

Other income increased by $1.5 million, or 10,140%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase in other income primarily is attributable to the finalization and favorable true-up of previously estimated acquisition-related net working capital amounts related to the acquisition of Lab Society in 2022 and the acquisitions of Precision, Cascade and PurePressure in 2021 of $1.5 million. This partially was offset by other expense-related items.

Other expenses increased by $1.6 million, or 2,031%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase in other income primarily is attributable to the finalization and favorable true-up of previously estimated acquisition-related net working capital amounts related to the acquisition of Lab Society in 2022 and the acquisitions of Precision, Cascade and PurePressure in 2021 of $1.5 million. This partially was offset by other expense-related related items.

Change in fair value of warrant liability

Change in fair value of warrant liability increased by $5.7 million, or 100% for the three and nine months ended September 30, 2022, compared to $0 for the three and nine months ended September 30, 2021. During the three months period ended September 30, 2022, we recorded a non-cash gain of $5.7 million related to changes in the valuation of our liability-classified warrants issued through a private placement associated with Warrant Liabilities, which was primarily driven by movements in our stock price. Additional information regarding the fair value of our liability-classified warrants issued through a private placement using a Black-Scholes option-pricing model that makes certain assumptions may be found in Note 4 – Fair Value Measures, included elsewhere in the notes to the consolidated financial statements.

(Loss) gain on extinguishment of notes payable

Loss on extinguishment of notes payable increased by $17.9 million, or 100%, for the three months ended September 30, 2022 compared to the same period in 2021. The loss on extinguishment of notes payable, which was recognized by us during the third quarter of 2022, relates to the extinguishment of the SPA Note dated March 14, 2022. We recognized a loss on extinguishment of $17.9 million (inclusive of $12.4 million of unamortized warrants, $3.0 million default penalty on the principal amount, $2.3 million of unamortized issuance costs and $1.2 million of the incremental fair value of warrants modified in exchange of debt). Additional information relating to our SPA Note may be found in Note 9 – Debt, included elsewhere in the notes to the consolidated financial statements.

Loss on extinguishment of notes payable increased by $20.7 million, or 768%, for the nine months ended September 30, 2022 compared to the same period in 2021. The loss on extinguishment of notes payable, which was recognized by us during the third quarter of 2022, relates to the extinguishment of the SPA Note. We recognized a loss on extinguishment of $17.9 million (inclusive of $12.4 million of unamortized warrants, $3.0 million default penalty on the principal amount, $2.3 million of unamortized issuance costs and $1.2 million of the incremental fair value of warrants modified in exchange of debt).

This is compared to a gain on extinguishment of $2.7 million in connection with the derecognition of the net carrying amount of the extinguished debt of $19.6 million (inclusive of $13.1 million of principal, $7.1 million of derivative liabilities, less $587 thousand of debt discount) and the recognition of the $16.9 million fair value of the new convertible notes (including the same principal amount of $13.1 million plus the $3.8 million fair value of the beneficial conversion feature) in the nine months ended September 30, 2021. Additional information relating to our gain on extinguishment of notes payable may be found in Note 11 – Convertible Promissory Notes, included elsewhere in the notes to the consolidated financial statements.

Income Tax Benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Income tax benefit	$—	$—	$—	—%	$(262)	$—	$(262)	100%
Effective tax rate	0.0%	0.0%			0.2%	0.0%

The effective income tax rate was 0.0% for both the three months ended September 30, 2022 and 2021. The income tax benefit was $0 for both the three months ended September 30, 2022 and 2021.

The change in the income tax benefit for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to a discrete income tax benefit of approximately $200 thousand recorded during the first quarter of 2022, which is attributable to a non-recurring partial release of our U.S. valuation allowance as a result of the Lab Society acquisition. Additionally, as a result of the goodwill impairment charge recorded during the second quarter of 2022, we recognized a small benefit of approximately $62 thousand related to the reversal of our opening deferred tax liability on indefinite-lived assets.

Income (Loss) Attributable to Non-Controlling Interest

We consolidate the results of operations of two less than wholly-owned entities into our consolidated statements of operations. On December 8, 2019, we formed Agrify-Valiant, LLC (“Agrify-Valiant”), a joint-venture limited liability company in which we are 60% majority owner and Valiant-America, LLC owns 40%. Agrify-Valiant started its operations during the second quarter of 2020. On October 27, 2022, we provided notice to Valiant-America, LLC of our intention to begin winding up of Agrify Valiant, LLC. On January 22, 2020, as part of the acquisition of TriGrow, we received TriGrow’s 75% interest in Agrify Brands, LLC (formerly TriGrow Brands, LLC), a licensor of an established portfolio of consumer brands that utilize our grow technology. The license of these brands is ancillary to the sale of our VFUs and provides a means to differentiate customers’ products in the marketplace. It is not a material aspect of our business and we have not realized any royalty income. Accordingly, we are currently evaluating whether to continue this legacy business from an operational standpoint, as well as from a legal and regulatory perspective.

Income (loss) attributable to non-controlling interest represents the portion of profit (or loss) that are attributable to non-controlling interest calculated as a product of the net income of the entity multiplied by the percentage of ownership held by the non-controlling interest.

Liquidity and Capital Resources

Operating Capital Requirements

We have incurred operating losses since our inception and have negative cash flows from operations. We have an accumulated deficit of $207.5 million as of September 30, 2022. Our primary sources of liquidity are cash and cash equivalents, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to us under applicable Securities Exchange Commission (“SEC”) regulations, from the capital markets, including under its (“ATM” or ATM Program”).

As of September 30, 2022, we had $12.5 million of cash, cash equivalents, marketable securities and restricted cash. Our restricted cash of $10.0 million is associated with the Exchange Note as of September 30, 2022. Current liabilities were $41.5 million as of September 30, 2022.

In October 2022, we entered into the ATM Program with Canaccord Genuity LLC (the “Agent”) pursuant to which we may issue and sell, from time to time, shares of our Common Stock having an aggregate offering price of up to $50 million, depending on market demand, with the Agent acting as an agent for sales. The ATM Program allows us to sell shares of Common Stock pursuant to specific parameters defined by us as well as those defined by the SEC and the ATM Program agreement. Subsequent to the quarter ended September 30, 2022, as of November 7, 2022, we sold 6,132,565 shares of Common Stock, under the ATM at an average price of $2.54 per share, resulting in gross proceeds to us of $15.6 million, and net proceeds of $15.1 million after commissions and fees to the Agent totaling $468 thousand. $3.1 million of the proceeds under the ATM Program were used to repay amounts due to the Investor under the Exchange Note. The ATM allows for quick and agile sales of Common Stock to interested investors and provides an opportunity to raise additional capital for working capital requirements or to fund strategic opportunities that may present themselves from time to time. We have used, and intend to continue to use, the net proceeds generated from the ATM Program for working capital and general corporate purposes, including repayment of indebtedness, funding its transformation initiatives and product category expansion efforts and capital expenditures. As of November 7, 2022, we had $34.4 million of remaining availability for future issuances of Common Stock under the ATM Program.

We believe we have sufficient cash on hand to continue operations for the next six months. Our current working capital needs are to support revenue growth, fund construction and equipment financing commitments associated with our TTK Solutions, manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements and capital expenditures. We anticipate that we will allocate a significant portion of our current balance of working capital to satisfy the financing requirements of our current and future TTK arrangements. These arrangements require a significant amount of upfront capital necessary to fund construction, associated with facility build-outs, and equipment.

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

These financial statements have been prepared on a going concern basis, which implies we believe these conditions raise substantial doubt about our ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. Our continuation as a going concern is dependent upon its ability to obtain the necessary debt or equity financing to continue operations until we begin generating sufficient cash flows from operations to meet its obligations.

There is no assurance that we will ever be profitable. The financial statements do not include any adjustments to reflect the potential future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Indebtedness

We entered into one Loan Agreement and Promissory Note with Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. We received total proceeds of approximately $779 thousand from the unsecured PPP Loan which was originally scheduled to mature in May 2022. We applied for forgiveness on the $779 thousand of our PPP Loan however was denied by the SBA. On June 23, 2022, we received a letter from Bank of America agreeing to extend the maturity date to May 7, 2025 and bears interest at a rate of 1.00% per year. The PPP loan is payable in 34 equal combined monthly principal and interest payments of approximately $24 thousand that commenced on August 7, 2022.

On March 14, 2022, we entered into a Securities Purchase Agreement with an institutional investor. The Purchase Agreement provides for the issuance of a senior secured note (the “SPA Note”) in the aggregate amount of $65 million and a warrant (the “SPA Warrant”) to purchase up to an aggregate of 688,111 shares of Common Stock, with the potential for two potential subsequent closings for notes with an original principal amount of $35 million each.

On August 18, 2022, we entered into a Securities Exchange Agreement. Pursuant to the Exchange Agreement, we have paid $35.2 million under the SPA Note and exchanged the remaining balance of the SPA Note for a new senior secured note (the “Exchange Note”) with an aggregate original principal amount of $35 million and a new warrant to purchase 1,422,764 shares of Common Stock (the “Note Exchange Warrant”). Additionally, we exchanged the SPA Warrant for a new warrant for the same number of underlying shares but with a reduced exercise price (the “Modified Warrant”).

The Exchange Note is a senior secured obligation of us and ranks senior to all indebtedness of us. The Exchange Note will mature on the three-year anniversary of its issuance (the “Maturity Date”) and contains a 9.0% annualized interest rate, with interest to be paid monthly, in cash, beginning September 1, 2022. The principal amount of the Exchange Note will be payable on the Maturity Date, provided that the Investor will be entitled to a cash sweep of 20% of the proceeds received by us in connection with any equity financing, which will reduce the outstanding principal amount under the Exchange Note.

At any time, we may prepay all of the Exchange Note by redemption at a price equal to 102.5% of the then-outstanding principal amount under the Note plus accrued but unpaid interest. The Investor will also have the option of requiring us to redeem the Exchange Note on the one-year or two-year anniversaries of issuance at a price equal to the then-outstanding principal amount under the Exchange Note plus accrued but unpaid interest, or if we undergo a fundamental change at a price equal to 102.5% of the then-outstanding principal amount under the Exchange Note plus accrued but unpaid interest.

Summary Statement of Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the nine months ended September 30, 2022, and 2021:

(In thousands)	September 30, 2022	September 30, 2021
Net cash (used in) provided by:
Operating activities	$(66,115)	$(17,557)
Investing activities	(4,135)	(84,683)
Financing activities	60,387	138,875
Net increase in cash and cash equivalents	$(9,863)	$36,635

Cash Flow from Operating Activities

Cash used in operating activities consists of net income adjusted for non-cash benefits and expenses, and changes in operating assets and liabilities. Our primary source of cash provided by operating activities is cash collections from our customers related to the sale of cultivation and extraction solutions. Our primary uses of cash from our operating activities include payments for employee-related expenditures, payments for inventory due to increased demand forecasts, construction costs related to TTK Solutions, acquisition-related costs and the payment of other operating expenses incurred in the ordinary course of business.

Net cash used in operating activities increased from the nine months ended September 30, 2022 to the nine months ended September 30, 2021 primarily due to higher inventory purchases to meet demand, increased construction costs related to TTK Solutions, payments for employee-related expenditures and other working capital needs.

Cash Flow from Investing Activities

Cash provided by investing activities consists primarily of maturities and sales of investments in marketable securities. Cash used in investing activities consists primarily of purchases of marketable securities, cash paid associated with our 2022 acquisition of Lab Society, the issuance of loans receivable in connection with our financing of construction and equipment under its TTK Solutions offering and purchases of property and equipment expenditures. The capital expenditures support growth and investment in property and equipment, to expand research, development, and testing capabilities and, to a lesser extent, the replacement of existing equipment.

Net cash used in investing activities decreased from the nine months ended September 30, 2022 to the nine months ended September 30, 2021 primarily due to a net decrease in cash used for purchases, sales and maturities of marketable securities, partially offset by an increase in purchases of property and equipment, issuance of TTK-related loans and cash paid in connection with our 2022 acquisitions of Lab Society.

Cash Flow from Financing Activities

Cash provided by financing activities consists primarily of proceeds from the issuance of Common Stock, debt, and warrants in private placements and proceeds from the initial and secondary public offerings. Cash used in financing activities consists primarily of repayment of debt.

Net cash provided by financing activities decreased from the nine months ended September 30, 2022 to the nine months ended September 30, 2021 primarily due to an increase in repayment of debt.

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

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting previously identified in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and filed with the SEC on March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

We are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting, including hiring additional qualified personnel, further documentation and implementation of control procedures and the implementation of control monitoring. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this report, except for the risk factor set forth below, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Our recently completed reverse stock split is subject to several risks, and we cannot predict whether it will increase the market price for our common stock.

We cannot predict whether the 1-for-10 reverse stock split completed on October 18, 2022 will increase the market price for our common stock. The history of similar stock split combinations for companies in like circumstances is varied, and the market price of our Common Stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. Further, there are a number of risks associated with the reverse stock split, including:

●	The market price per share of our shares of Common Stock post-split may not remain in excess of the Minimum Bid Requirement, or we may fail to meet the other requirements for continued listing on Nasdaq, resulting in the delisting of our common stock.

●	Although the Board of Directors believes that a higher stock price may help generate the interest of new investors, the reverse stock split may not result in a per-share price that will successfully attract certain types of investors and such resulting share price may not satisfy the investing guidelines of institutional investors or investment funds. Further, other factors, such as our financial results, market conditions and the market perception of our business, may adversely affect the interest of new investors in the shares of our Common Stock. As a result, the trading liquidity of the shares of our common stock may not improve as a result of the reverse stock split and there can be no assurance that the reverse stock split will result in the intended benefits.

●	The reverse stock split could be viewed negatively by the market and other factors may adversely affect the market price of the shares of our common stock. Consequently, the market price per post-split share may not increase in proportion to the reduction of the number of shares of our Common Stock outstanding before the implementation of the reverse stock split. Accordingly, the total market capitalization of our shares of Common Stock after the reverse stock split may be lower than the total market capitalization before the reverse stock split. Any reduction in total market capitalization as the result of the reverse stock split may make it more difficult for us to meet the Nasdaq Listing Rule regarding minimum value of listed securities, which could result in our shares of Common Stock being delisted from The Nasdaq Capital Market.

●	The reverse stock split may result in some stockholders owning “odd lots” of less than 100 shares of common stock. Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots are generally somewhat higher than the costs of transactions in “round lots” of even multiples of 100 shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2022, we issued 8,704 shares of Common Stock to the former holders of Precision and Cascade in connection with the finalization of the net working capital settlement from the acquisition of Precision and Cascade. The issuance of the shares of Common Stock was exempt from registration pursuant to Section 4(2) of, and Rule 506 under Regulation D promulgated under, the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed July 11, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
3.2	Certified of Amendment to the Articles of Incorporation of the Registrant, filed October 17, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2022).
4.1	Form of Senior Secured Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
4.2	Form of Warrant Exchange Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
4.3	Form of Note Exchange Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
10.1†	Separation Agreement of Thomas Massie, dated as of July 8, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
10.2†	Employment Agreement, dated as of July 14, 2022, between the Registrant and Stuart Wilcox (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
10.3††	Exchange Agreement, dated as of August 18, 2022, between Agrify Corporation and the investor listed therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
10.4††	Equity Distribution Agreement, dated as of October 18, 2022, between the Registrant and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2022).
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1**	Section 1350 Certification of principal executive officer
32.2**	Section 1350 Certification of principal financial and accounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith in accordance with Item 601 (b)(32) of Regulation S-K.

†	Indicates a management contract or compensatory plan, contract or arrangement.

††	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRIFY CORPORATION

By:	/s/ Raymond Chang
Raymond Chang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Timothy R. Oakes
Timothy R. Oakes
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2022