Form 10-Q/A
period 2022-03-31
Agrify Corp
filed 2023-10-02
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

2468 Industrial Row Dr.,

Troy, Michigan, 48084

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

YES  ☐  NO  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2022
Common Stock, $0.001 par value	132,957

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Agrify Corporation.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Agrify Corporation for the quarter ended March 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on May 16, 2022 (the “Original Filing”).

On April 12, 2023, the Audit Committee of the Board of Directors (the “Audit Committee”) of Agrify Corporation (the “Company”), in consultation with management of the Company and the Company’s independent registered public accounting firm, Marcum LLP (“Marcum”), concluded that the Company’s previously issued unaudited condensed consolidated interim financial statements as of and for the fiscal periods ended March 31, 2022, June 30, 2022 and September 30, 2022 included in the Company’s Quarterly Reports on Form 10-Q for such periods, should no longer be relied upon. Similarly, earnings releases, and investor communications describing the financial statements for the periods described above should no longer be relied upon. The Company identified errors in the accounting for warrants previously issued by the Company.

Specifically, the Audit Committee concluded 15,081 warrants issued in a private placement on January 28, 2022 and 34,406 warrants issued in a private placement on March 23, 2022 (collectively, the “Warrants”) should have been classified as a liability measured at fair value, with changes in fair value each period reported in earnings, rather than as a component of equity. The change in fair value of the Warrants is a non-cash charge and will be reflected in the Company’s statement of operations. Additionally, debt issuance costs were classified as an asset rather than a liability. The change will be reflected in the Company’s balance sheet.

As such, the Company is restating in this Form 10-Q/A the unaudited condensed consolidated interim financial statements for the three-month period ended March 31, 2022.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1, Financial Information

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4, Controls and Procedures

Part II, Item 1A, Risk Factors

Except as described above and set forth in this Amendment No. 1, this Amendment No. 1 does not amend or update any other information contained in the Original Filing. This Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing, except as expressly described herein. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2022 (As Restated)	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,205	$12,014
Restricted cash	30,000	—
Marketable securities	38,211	44,550
Accounts receivable, net of allowance for doubtful accounts of $1,415 and $1,415 at March 31, 2022 and December 31, 2021, respectively	8,571	7,222
Inventory, net of reserves of $942 and $942 at March 31, 2022 and December 31, 2021, respectively	38,989	20,498
Prepaid and refundable taxes	194	—
Prepaid expenses and other current assets	6,448	2,452
Total current assets	147,618	86,736
Loan receivable	34,738	22,255
Property and equipment, net	7,055	6,232
Right-of-use assets, net	1,554	1,479
Goodwill	54,544	50,090
Intangible assets, net	15,861	14,072
Other non-current assets	3,105	1,184
Total assets	$264,475	$182,048

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,683	$9,151
Accrued expenses and other current liabilities	30,112	28,764
Operating lease liabilities, current	911	814
Long-term debt, current	2,281	1,089
Deferred revenue	4,182	3,772
Total current liabilities	41,169	43,590
Warrant liabilities	29,711	—
Other non-current liabilities	275	318
Operating lease liabilities, non-current	689	704
Deferred tax liabilities, net	62	—
Long-term debt	35,697	12
Total liabilities	107,603	44,624

Commitments and contingencies (Note 22)

Stockholders’ equity:
Common Stock, $0.001 par value per share, 250,000 shares authorized, 132,714 and 111,035 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (1)	—	—
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital (1)	213,701	196,034
Accumulated deficit	(57,195)	(58,975)
Total stockholders’ equity attributable to Agrify	156,506	137,059
Non-controlling interests	366	365
Total liabilities and stockholders’ equity	$264,475	$182,048

(1)	Periods presented have been adjusted to reflect the 1-for-10 reverse stock split on October 18, 2022 and the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months ended March 31,
	2022 (As Restated)	2021
Revenue (including $1,271 and $5,518 from related parties, respectively)	$26,021	$7,008
Cost of goods sold	21,851	7,548
Gross profit (loss)	4,170	(540)

General and administrative	9,759	4,458
Research and development	2,084	882
Selling and marketing	2,090	616
Total operating expenses	13,933	5,956
Loss from operations	(9,763)	(6,496)
Interest income (expense), net	559	(32)
Change in fair value of warrant liabilities	10,785	—
Gain on extinguishment of notes payable	—	2,685
Other income, net	11,344	2,653
Net income (loss) before income taxes	1,581	(3,843)
Income tax benefit	(200)	—
Net income (loss)	1,781	(3,843)
Income (loss) attributable to non-controlling interest	1	(33)
Net income (loss) attributable to Agrify Corporation	$1,780	$(3,810)
Net income (loss) per share attributable to Common Stockholders – basic (1)	$14.48	$(65.87)
Net income (loss) per share attributable to Common Stockholders – diluted (1)	$13.79	$(65.87)
Weighted-average common shares outstanding – basic (1)	122,946	57,841
Weighted-average common shares outstanding – diluted (1)	129,045	57,841

(1)	Periods presented have been adjusted to reflect the 1-for-10 reverse stock split on October 18, 2022 and the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Preferred A Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity attributable	Non- Controlling	Total Stockholders’
	Shares(1)	Amount(1)	Shares	Amount	Capital(1)	Deficit	to Agrify	Interests	Equity
Balance at January 1, 2021	21,058	$—	100,000	$—	$19,831	$(26,510)	$(6,679)	$225	$(6,454)
Stock-based compensation	—	—	—	—	2,135	—	2,135	—	2,135
Beneficial conversion feature associated with amended Convertible Promissory Notes	—	—	—	—	3,869	—	3,869	—	3,869
Conversion of Convertible Notes	8,485	—	—	—	13,100	—	13,100	—	13,100
Issuance of Common Stock – Initial Public Offering (“IPO”), net of fees	31,050	—	—	—	56,961	—	56,961	—	56,961
Issuance of Common Stock – Secondary public offering, net of fees	31,945	—	—	—	79,839	—	79,839		79,839
Conversion of Preferred A Stock	6,865	—	(100,000)	—	—	—	—	—	—
Exercise of options	872	—	—	—	439	—	439	—	439
Exercise of warrants	1,201	—	—	—	5	—	5	—	5
Net loss	—	—	—	—	—	(3,810)	(3,810)	(33)	(3,843)
Balance at March 31, 2021	101,476	$—	—	$—	$176,179	$(30,320)	$145,859	$192	$146,051

	Common Stock (As Restated)		Preferred A Stock (As Restated)		Additional Paid-In- Capital (1)	Accumulated Deficit	Total Stockholders’ Equity attributable to Agrify	Non- Controlling Interests	Total Stockholders’ Equity
	Shares(1)	Amount(1)	Shares	Amount	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Balance at January 1, 2022	111,035	$—	—	$—	$196,034	$(58,975)	$137,059	$365	$137,424
Stock-based compensation	—	—	—	—	953	—	953	—	953
Issuance of Common Stock and warrants in private placement	12,252	—	—	—	14,800	—	14,800	—	14,800
Acquisition of Lab Society	1,490	—	—	—	1,903	—	1,903	—	1,903
Exercise of options	21	—	—	—	10	—	10	—	10
Exercise of warrants	7,916	—	—	—	1	—	1	—	1
Net income	—	—	—	—	—	1,780	1,780	1	1,781
Balance at March 31, 2022, as restated	132,714	$—	—	$—	$213,701	$(57,195)	$156,506	$366	$156,872

(1)	Periods presented have been adjusted to reflect the 1-for-10 reverse stock split on October 18, 2022 and the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months ended March 31,
	2022 (Restated)	2021
Cash flows from operating activities
Net income (loss) attributable to Agrify Corporation	$1,780	$(3,810)
Adjustments to reconcile net income (loss) attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	1,052	147
Amortization of premium on investment securities	224	—
Amortization of debt discount	223	—
Amortization of issuance costs	143	—
Interest on investment securities	(248)	—
Deferred income taxes	(200)	—
Compensation in connection with the issuance of stock options	953	2,135
Non-cash interest (income) expense	(406)	33
Change in fair value of warrant liabilities	(10,785)	—
Gain on extinguishment of notes payable, net	—	(2,685)
Early termination of lease	26	—
Income (loss) attributable to non-controlling interests	1	(33)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(838)	(5,218)
Inventory	(16,361)	(3,330)
Prepaid expenses and other current assets	(890)	(2,155)
Right of use assets, net	(20)	—
Accounts payable	(2,838)	181
Accrued expenses and other current liabilities	(2,120)	7,360
Deferred revenue, net	(571)	96
Net cash used in operating activities	(30,875)	(7,279)

Cash flows from investing activities
Purchases of property and equipment	(3,728)	(142)
Purchase of securities	(76,097)	—
Proceeds from the sale of securities	82,460	—
Issuance of loan receivable	(12,487)	—
Cash paid for business combination, net of cash acquired	(3,513)	—
Net cash used in investing activities	(13,365)	(142)

Cash flows from financing activities
Proceeds from issuance of debt and warrants in private placement, net	62,405	—
Proceeds from issuance of Common Stock and warrants in private placement, net of fees	25,797	—
Proceeds from IPO, net of fees	—	56,961
Proceeds from Secondary public offering, net of fees	—	79,839
Proceeds from exercise of options	10	439
Proceeds from exercise of warrants	1	5
Payments on other financing loans	(273)	—
Payments on insurance financing loan	(428)	—
Payments of financing leases	(81)	(47)
Net cash provided by financing activities	87,431	137,197
Net increase in cash, cash equivalents, and restricted cash	43,191	129,776
Cash, cash equivalents, and restricted cash at the beginning of period	12,014	8,111
Cash, cash equivalents, and restricted cash at the end of period	$55,205	$137,887
Cash, cash equivalents, and restricted cash at end of period
Cash and cash equivalents	$25,205	$137,887
Restricted cash	30,000	—
Total cash, cash equivalents, and restricted cash at the end of period	$55,205	$137,887
Supplemental disclosures of cash flow information
Conversion of Convertible Note to Common Stock	—	$13,100
Supplemental disclosures of non-cash flow information
Initial fair value of warrants	$40,496	—
Financing of prepaid insurance	$1,928	—

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

The Company has nine wholly-owned subsidiaries, which are collectively referred to as the “Subsidiaries”:

●	AGM Service Corp LLC (formerly AGM Service Corp Inc.);

●	TriGrow Systems, LLC (“TriGrow”, which acted as the Company’s exclusive distributor and which was acquired in January 2020 as TriGrow Systems, Inc. and converted to TriGrow Systems, LLC in May 2020);

●	Ariafy Finance, LLC;

●	Agxiom, LLC;

●	Harbor Mountain Holdings, LLC (“HMH”) (acquired in July 2020);

●	Cascade Sciences, LLC (“Cascade”) (which was acquired by the Company on October 1, 2021);

●	Precision Extraction NewCo, LLC (“Precision”) (which was a newly formed subsidiary in connection with October 1, 2021 acquisition of Mass2Media, LLC, d/b/a PX2 Holdings, LLC, d/b/a Precision Extraction Solutions and Cascade); and

●	PurePressure, LLC (“PurePressure”) (which was acquired by the Company on December 31, 2021); and

●	Lab Society NewCo, LLC (“Lab Society”) (which was a newly formed subsidiary in connection with February 1, 2022 acquisition of LS Holdings Corp).

The Company also has ownership interests in the following companies:

●	Teejan Podoponics International LLC (“TPI”) (the Company has owned 50% of TPI since December 2018);

●	Agrify-Valiant, LLC (“Agrify-Valiant”) (the Company owns 60% of Agrify-Valiant, which was formed in December 2019); and

●	Agrify Brands, LLC (“Agrify Brands”) (formerly TriGrow Brands, LLC) (the Company owns 75% of Agrify Brands, which ownership position was created as part of the January 2020 acquisition of TriGrow).

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

On July 5, 2023, the Company effected a 1-for-20 reverse stock split of its Common Stock, All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented unless otherwise indicated.

No fractional shares of Common Stock were issued as a result of these reverse stock splits. Any fractional shares in connection with these reverse stock splits were rounded up to the nearest whole share and no stockholders received cash in lieu of fractional shares. The reverse stock splits had no impact on the number of shares of Common Stock that the Company is authorized to issue pursuant to its articles of incorporation or on the par value per share of the Common Stock. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise or conversion of the Company’s outstanding stock options and warrants, the exercise price or conversion price (as applicable) of the Company’s outstanding stock options and warrants, and the number of shares reserved for issuance under the Company’s equity incentive plan. All share and per share information included in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the impact of these reverse stock splits.

Initial Public Offering and Secondary Public Offering

On February 1, 2021, the Company closed its initial public offering, or (“IPO”), of 31,050 shares of its Common Stock (inclusive of 4,050 shares of Common Stock from the full exercise of the over-allotment option of shares granted to the underwriters). The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File Nos. 333- 251616 and 333-252490), which was declared effective by the SEC on January 27, 2021. In the IPO, Maxim Group LLC and Roth Capital Partners acted as the underwriters. The IPO price for shares of Common Stock was $2,000.00 per share. The total gross proceeds from the IPO were $62.1 million.

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

On February 19, 2021, the Company consummated a secondary public offering (the “February Offering”) of 27,778 shares of its Common Stock for a price of $2,700.00 per share, less certain underwriting discounts and commissions. On March 22, 2021, the Company closed on the sale of an additional 4,167 shares of Common Stock on the same terms and conditions pursuant to the exercise of the underwriters’ over-allotment option. The exercise of the over-allotment option brought the total number of shares of Common Stock sold by the Company in connection with the February Offering to 31,944 shares and the total net proceeds received in connection with the February Offering to approximately $80 million, after deducting underwriting discounts and estimated offering expenses. The Company used the net proceeds from the IPO for its current working capital needs, to support revenue growth, to increase inventory, to meet customer demand forecasts, and to support operational growth.

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

Note 2 — Restatement of Current Period

The Company’s financial statements as of and for the three months ended March 31, 2022 have been restated due to the following errors:

Pipe Warrants and SPA Warrants Classification and Measurement

During the three months ended March 31, 2022 the Company entered into several debt and equity financing transactions including i) the issuance of common stock and warrants in a private placement on January 25, 2022 (the “PIPE Warrants”) and ii) the issuance of a note payable with associated warrants on March 14, 2022 (the “SPA Warrants”).

The Company determined that the PIPE Warrants and the SPA Warrants were incorrectly classified as equity and must be reclassified to liabilities measured at fair value upon issuance and remeasured to fair value at each reporting date. As a result of these errors:

●	Additional paid-in capital was overstated by $24.2 million as of March 31, 2022 due to the incorrect classification of the SPA Warrants and the PIPE Warrants as equity rather than liabilities;

●	Warrant liabilities was understated by the fair value of the PIPE Warrants and the SPA Warrants of $29.7 million as of March 31, 2022;

●	Long-term debt and Long-term debt, current was overstated by $15.5 million and $0.7 million, respectively as of March 31, 2022 due to the incorrect allocation of the debt discount in connection with the issuance of debt and SPA Warrants, as a result of the improper classification of the SPA Warrants as equity rather than liabilities;

●	Accumulated deficit as of March 31, 2022 was overstated by $10.7 million as a result of the net impact of the following errors in the condensed consolidated statement of operations:

ο	The change in fair value of warrant liabilities was understated by $10.8 million because the Company did not appropriately remeasure the fair value of the warrant liabilities as of March 31, 2022 through earnings;

ο	Interest income, net was overstated by $123 thousand due to incorrect debt discount amortization in connection with the issuance of debt and SPA Warrants, as a result of the improper classification of the SPA Warrants as equity rather than liabilities.

Debt Issuance Costs Classification

The Company incorrectly classified debt issuance costs as an asset rather than as a direct deduction from the carrying value of the associated debt liability as of March 31, 2022. As a result of this error:

●	Prepaid expenses and other current assets were understated by $0.8 million as of March 31, 2022;

●	Other non-current assets were overstated by $0.8 million as of March 31, 2022;

The impact of these adjustments are shown below in the restated and reclassified condensed consolidated balance sheet, condensed consolidated statement of operations, condensed consolidated statement of cash flows, and condensed consolidated statement of stockholders’ equity as of and for the three months ended March 31, 2022.

The following is a summary of the impact of the restatement and reclassifications on the Company’s condensed consolidated balance sheet:

	March 31, 2022
		Adjustments
	Previously Reported	Warrants	Reverse Stock Split	Debt Issuance Costs	Restated
Assets
Current assets
Cash and cash equivalents	$25,205	—	—	—	$25,205
Restricted cash	30,000	—	—	—	30,000
Marketable securities	38,211	—	—	—	38,211
Accounts receivable, net of allowance for doubtful accounts of $1,415	8,571	—	—	—	8,571
Inventory, net of reserves of $942	38,989	—	—	—	38,989
Prepaid and refundable taxes	194	—	—	—	194
Prepaid expenses and other current assets	6,373	—	—	75	6,448
Total current assets	147,543				147,618

Non-Current Assets
Loan receivable	34,738	—	—	—	34,738
Property and equipment, net	7,055	—	—	—	7,055
Right-of-use assets, net	1,554	—	—	—	1,554
Goodwill	54,544	—	—	—	54,544
Intangible assets, net	15,861	—	—	—	15,861
Other non-current assets	3,180	—	—	(75)	3,105
Total Assets	$264,475				$264,475

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,683	—	—	—	$3,683
Accrued expenses and other current liabilities	30,112	—	—	—	30,112
Operating lease liabilities, current	911	—	—	—	911
Long-term debt, current	2,970	(689)	—	—	2,281
Deferred revenue	4,182	—	—	—	4,182
Total current liabilities	41,858				41,169

Non-current liabilities
Warrant liabilities	—	29,711	—	—	29,711
Other non-current liabilities	275	—	—	—	275
Operating lease liabilities, non-current	689	—	—	—	689
Deferred tax liabilities, net	62	—	—	—	62
Long-term debt	51,154	(15,457)	—	—	35,697
Total liabilities	94,038				107,603

Commitments and contingencies (Note 22)

Stockholders’ equity
Common Stock, $0.001 par value per share, 250,000 shares authorized, 132,714 shares issued and outstanding	25	—	(25)	—	0
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—	—	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—	—	—	—
Additional paid-in capital	237,903	(24,227)	25	—	213,701
Accumulated deficit	(67,857)	10,662	—	—	(57,195)
Total stockholders’ equity attributable to Agrify	170,071				156,506
Non-controlling interests	366	—	—	—	366
Total liabilities and stockholders’ equity	$264,475				$264,475

The following is a summary of the impact of the restatement and reclassifications on the Company’s condensed consolidated statement of operations:

	Three Months ended March 31, 2022
		Adjustment
	Previously Reported	Warrants	Reverse Stock Split	Restated
Revenue (including $1,271 from related parties)	$26,021	—	—	$26,021
Cost of goods sold	21,851	—	—	21,851
Gross profit	4,170			4,170

General and administrative	9,759	—	—	9,759
Research and development	2,084			2,084
Selling and marketing	2,090	—	—	2,090
Total operating expenses	13,933			13,933
Loss from operations	(9,763)			(9,763)
Interest income, net	682	(123)	—	559
Change in fair value of warrant liabilities	—	10,785	—	10,785
Gain on extinguishment of notes payable	—	—	—	—
Other income, net	682	10,662	—	11,344
Net (loss) income before income taxes	(9,081)	10,662	—	1,581
Income tax benefit	(200)	—	—	(200)
Net (loss) income	(8,881)	10,662	—	1,781
Income attributable to non-controlling interest	1	—	—	1
Net (loss) income attributable to Agrify Corporation	$(8,882)	$10,662		$1,780
Net (loss) income per share attributable to Common Stockholders – basic	$(0.36)	$0.43	$14.41	$14.48
Net (loss) income per share attributable to Common Stockholders -- diluted	$(0.36)	$0.43	$13.72	$13.79
Weighted-average common shares outstanding – basic	24,589,113	—	(24,466,167)	122,946
Weighted-average common shares outstanding – diluted	24,589,113	—	(24,460,068)	129,045

The following is a summary of the impact of the restatement and reclassifications on the Company’s condensed consolidated statement of cash flows:

	Three Months ended March 31, 2022
	Previously	Adjustment
Cash flows from operating activities	Reported	Warrants	Restated
Net income (loss) attributable to Agrify Corporation	$(8,882)	10,662	$1,780
Adjustments to reconcile net loss (income) attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	1,052	—	1,052
Amortization of premium on investment securities	224	—	224
Amortization of debt discount	20	203	223
Amortization of issuance costs	—	143	143
Interest on investment securities	(248)	—	(248)
Debt issuance costs	2,700	(2,700)	—
Deferred income taxes	(200)	—	(200)
Compensation in connection with the issuance of stock options	953	—	953
Non-cash interest (income)	(406)	—	(406)
Change in fair value of warrant liabilities	—	(10,785)	(10,785)
Gain on extinguishment of notes payable, net	—	—	—
Early termination of lease	26	—	26
Income attributable to non-controlling interests	1	—	1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(838)	—	(838)
Inventory	(16,361)	—	(16,361)
Prepaid expenses and other current assets	(3,033)	2,143	(890)
Right of use assets, net	(20)	—	(20)
Other non-current assets	(1,867)	1,867	—
Accounts payable	(2,765)	(73)	(2,838)
Accrued expenses and other current liabilities	(2,120)	—	(2,120)
Deferred (expense), net	(2,407)	1,836	(571)
Net cash used in operating activities	(34,171)	3,296	(30,875)

Cash flows from investing activities
Purchases of property and equipment	(3,728)	—	(3,728)
Purchase of securities	(76,097)	—	(76,097)
Proceeds from the sale of securities	82,460	—	82,460
Issuance of loan receivable	(12,487)	—	(12,487)
Cash paid for business combinations, net of cash acquired	(3,513)	—	(3,513)
Net cash used in investing activities	(13,365)	—	(13,365)

Cash flows from financing activities
Proceeds from issuance of debt and warrants in private placement, net	65,000	(2,595)	62,405
Proceeds from issuance of Common Stock and warrants in private placement, net of fees	25,797	—	25,797
Proceeds from IPO, net of fees	—	—	—
Proceeds from Secondary public offering, net of fees	—	—	—
Proceeds from exercise of options	10	—	10
Proceeds from exercise of warrants	1	—	1
Payments on other financing loans	—	(273)	(273)
Payments on insurance financing loan	—	(428)	(428)
Payments of financing leases	(81)	—	(81)
Net cash provided by financing activities	90,727	(3,296)	87,431
Net increase in cash, cash equivalents, and restricted cash	43,191	—	43,191
Cash, cash equivalents, and restricted cash at the beginning of period	12,014	—	12,014
Cash, cash equivalents, and restricted cash at the end of period	$55,205		$55,205
Cash, cash equivalents, and restricted cash at end of period
Cash and cash equivalents	$25,205	—	$25,205
Restricted cash	30,000	—	30,000
Total cash, cash equivalents, and restricted cash at the end of period	$55,205		$55,205
Supplemental disclosures of non-cash flow information
Initial fair value of warrants	—	40,496	$40,496
Financing of prepaid insurance	—	1,928	$1,928

The following is a summary of the impact of the restatement and reclassifications on the Company’s condensed consolidated statement of stockholders’ equity as of March 31, 2022:

	Common Stock (Previously Reported)		Common Stock (Restated)		Additional Paid-In Capital (Previously Reported)	Additional Paid-In Capital (Restated)	Accumulated Deficit (Previously Reported)	Accumulated Deficit (Restated)	Total Stockholders’ Equity attributable to Agrify (Previously Reported)	Total Stockholders’ Equity attributable to Agrify (Restated)	Non-Controlling Interests (Previously Reported)	Non-Controlling Interests (Restated)	Total Stockholders’ Equity (Previously Reported)	Total Stockholders’ Equity (Restated)
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	22,207,103	$21	111,035	—	$196,013	$196,034	$(58,975)	$(58,975)	$137,059	$137,059	$365	$365	$137,424	$137,424
Stock-based compensation	—	—	—	—	953	953	—	—	953	953	—	—	953	953
Issuance of Common Stock and warrants in private placement	2,450,350	2	12,252	—	25,795	14,800	—	—	25,797	14,800	—	—	25,797	14,800
Issuance of debt and warrants in private placement	—	—	—	—	13,230	—	—	—	13,230	—	—	—	13,230	—
Acquisition of Lab Society	297,929	—	1,490	—	1,903	1,903	—	—	1,903	1,903	—	—	1,903	1,903
Exercise of options	4,220	—	21	—	10	10	—	—	10	10	—	—	10	10
Exercise of warrants	1,583,288	2	7,916	—	(1)	1	—	—	1	1	—	—	1	1
Net income	—	—	—	—	—	—	(8,882)	1,780	(8,882)	1,780	1	1	(8,881)	1,781
Balance at March 31, 2022	26,542,890	$25	132,714	—	$237,903	$213,701	$(67,857)	$(57,195)	$170,071	$156,506	$366	$366	$170,437	$156,872

The related notes to the condensed and consolidated financial statements have also been restated to reflect the error corrections described above.

Note 3 — Summary of Significant Accounting Policies

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

Basis of Presentation and Principles of Consolidation

Accounting for Wholly-Owned Subsidiaries

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Agrify Corporation and its wholly-owned subsidiaries, as described above in Note 1 – Nature of Business and Basis of Presentation, in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Company includes results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances are eliminated.

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

Based on the Company’s analysis for these entities, the Company has determined that Agrify-Valiant, LLC and Agrify Brands, LLC are each a VIE, and that the Company is the primary beneficiary. While the Company owns 60% of Agrify-Valiant, LLC’s equity interests and 75% of Agrify Brands, LLC’s equity interests, the remaining equity interests in Agrify-Valiant, LLC and Agrify Brands, LLC are owned by unrelated third parties, and the agreement with these third parties provides the Company with greater voting rights. Accordingly, the Company consolidates its interest in the financial statements of Agrify-Valiant, LLC and Agrify Brands, LLC under the VIE rules, and reflects the third parties’ interests in the condensed consolidated financial statements as a non-controlling interest. The Company records this non-controlling interest at its initial fair value, adjusting the basis prospectively for the third parties’ share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holders based on its economic ownership percentage. The investment in 50% of the shares of TPI is treated as an equity investment as the Company cannot exercise significant influence.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of expenses. The Company bases its estimates on historical experience, known trends and other market-specific, other relevant factors that it believes to be reasonable under the circumstances and management’s judgement. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual financial results could differ from those estimates.

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

Reclassifications

Certain amounts in the Company’s prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. In this Form 10-Q, the Company has reclassified selling, general and administrative expenses to two separate line items in the accompanying condensed consolidated statement of operations as general and administrative expenses and selling and marketing expenses for the three months ended March 31, 2022 and 2021.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist principally of cash and deposits with maturities of three months or less as of March 31, 2022 and December 31, 2021. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash required to be held as collateral for the Company’s senior secured promissory note (the “SPA Note”). Accordingly, these balances contain restrictions as to their availability and usage and are classified as restricted cash in the condensed consolidated balance sheets. Refer to Note 16 – Debt, included elsewhere in the notes to the condensed consolidated financial statements.

Cash deposits with financial institutions, including restricted cash and restricted marketable securities, generally exceed federally insured limits. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts. Balances held in a brokerage account are disclosed on the balance sheet as restricted cash.

Marketable Securities

The Company’s marketable security investments primarily include investments held in mutual funds, municipal bonds, and corporate bonds. The mutual funds are recorded at fair value in the accompanying condensed consolidated balance sheets as part of cash and cash equivalents. The municipal and corporate bonds are considered to be held-to-maturity securities and are recorded at amortized cost in the accompanying condensed consolidated balance sheets. The fair value of these investments were estimated using recently executed transactions and market price quotations. The Company considers current assets to be those investments which will mature within the next 12 months, including interest receivable on the long-term bonds.

Accounts Receivable, Net

Accounts receivable, net, primarily consists of amounts for goods and services that are billed and currently due from customers. Accounts receivable balances are presented net of an allowance for credit losses, which is an estimate of billed amounts that may not be collectible. In determining the amount of the allowance at each reporting date, management makes judgments about general economic conditions, historical write-off experience, and any specific risks identified in customer collection matters, including the aging of unpaid accounts receivable and changes in customer financial conditions. Accounts receivable balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for credit losses are recorded as general and administrative expenses in the condensed consolidated statements of operations.

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

The estimated useful lives of the Company’s property and equipment are periodically assessed to determine if changes are appropriate. The Company charges maintenance and repairs to expense as incurred. When the Company retires or disposes assets, the carrying cost of these assets and related accumulated depreciation or amortization are eliminated from the condensed consolidated balance sheet and any resulting gain or loss are included in the condensed consolidated statement of operations in the period of retirement or disposal. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.

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

Distinguishing Liabilities from Equity

The Company relies on the guidance provided by ASC Topic 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”), to classify certain redeemable and/or convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“temporary equity”). The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e. at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

Initial Measurement

The Company records its financial instruments classified as liability, temporary equity or permanent equity at issuance at the fair value, or cash received.

Subsequent Measurement – Financial instruments classified as liabilities

The Company records the fair value of its financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of its financial instruments classified as liabilities are recorded as other income, net.

Leases

The Company determines at the inception of a right-of-use asset contract if such arrangement is or contains a lease. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use asset and a lease liability on its condensed consolidated balance sheet for all leases with an initial lease term of greater than 12 months. A lease with an initial term of 12 months or less is not recorded on the balance sheet, but related payments are recognized as expense on a straight-line basis over the lease term.

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

Deferred Revenue

Deferred revenue includes amounts collected or billed in excess of revenue that it can recognize. The Company recognizes deferred revenue as revenue as the related performance obligation is satisfied. The Company records deferred revenue that will be recognized during the succeeding twelve-month period as a current liability on the condensed consolidated balance sheet.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, warrants, accounts payable and accrued expenses. The estimated fair value of the accounts receivable and accounts payable approximates their carrying value due to the short-term nature of these instruments.

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

The Company classifies stock-based compensation expense in its condensed consolidated statements of operations and comprehensive loss in the same manner in which the award’s recipient’s payroll costs are classified.

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

For contingent consideration arrangements, the Company recognizes a liability at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. Additional information regarding the Company’s contingent consideration arrangements may be found in Note 6 – Fair Value Measures, included elsewhere in the notes to the condensed consolidated financial statements.

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple-year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. The reserve for warranty returns is included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets.

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

Equity Method Investments

Investments in affiliates which are 50% or less owned by the Company for which the Company exercises significant influence but does not have control are accounted for using the equity method. The Company has investments in equity investments without readily determinable fair values, which represents investments in entities where the Company does not have the ability to significantly influence the operations of the entities.

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

The Company follows the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the condensed consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2022, tax years 2016 through 2021 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Net Income (Loss) Per Share

The Company presents basic and diluted net income (loss) per share attributable to Common Stockholders in conformity with the two-class method required for participating securities. We compute basic income (loss) per share by dividing net income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding. Net income (loss) available to Common Stockholders represents net income (loss) attributable to Common Stockholders reduced by the allocation of earnings to participating securities. Diluted income per share adjusts basic income per share for the potentially dilutive impact of stock options and warrants. For periods during which the Company recorded a net loss, diluted net loss per share is equal to basic net loss per share because the effect of dilutive securities outstanding is anti-dilutive.

Net income (loss) per share calculations for all periods have been adjusted to reflect the Reverse Stock Split effected on January 12, 2021. Net income (loss) per share was calculated based on the weighted-average number of Common Stock outstanding.

Note 4 — Recent Accounting Pronouncements

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

Pending Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities and accounts receivable. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. ASU 2016-13 is effective in the first quarter of fiscal 2024. The Company is currently evaluating the potential impact of this adoption on its condensed consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with U.S. GAAP. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendment in this update. The Company is currently evaluating the potential impact of this adoption on its condensed consolidated financial statements and related disclosures.

The Company does not believe that any other ASU issued but not yet effective, if adopted, will have a material effect on the Company’s future financial statements.

Note 5 — Revenue and Deferred Revenue

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and generally transfers to its customers the warranties it receives from its vendors, if any, which generally cover this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. The Company maintains a reserve for warranty returns of $398 thousand for both March 31, 2022 and December 31, 2021. The Company’s reserve for warranty returns is included in accrued expenses and other current liabilities in its condensed consolidated balance sheets.

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

Deferred revenue balances primarily consist of customer deposits on our cultivation and extraction solutions equipment. As of March 31, 2022 and December 31, 2021, all of the Company’s deferred revenue balances were reported as current liabilities in our accompanying condensed consolidated balance sheets.

Note 6 — Fair Value Measures

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

At March 31, 2022 and December 31, 2021, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2022				December 31, 2021
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds (included in cash and cash equivalents)	$43,528	$-	$-	$43,528	$178	$-	$-	$178
Municipal bonds	19,306	-	-	19,306	9,961	-	-	9,961
Corporate bonds	18,905	-	-	18,905	34,589	-	-	34,589
Total assets	$81,739	$-	$-	$81,739	$44,728	$-	$-	$44,728
Liabilities:
Contingent consideration	$-	$-	$7,557	$7,557	$-	$-	$6,137	$6,137
Warrant liabilities	-	-	29,711	29,711	-	-	-	-
Total liabilities	$-	$-	$37,268	$37,268	$-	$-	$6,137	$6,137

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, contingent consideration, and warrant liabilities. Fair value information for each of these instruments is as follows:

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

●	Warrant liabilities were recorded in connection with the issuance of warrants to purchase the Company’s common stock during the three months ended March 31, 2022. As of March 31, 2022, the warrant liabilities were recorded at fair value.

Marketable Securities

As of March 31, 2022, the Company held investments in mutual funds, municipal bonds and corporate bonds. The Company records mutual funds at fair value in the accompanying condensed consolidated balance sheet as part of cash and cash equivalents. The municipal and corporate bonds are considered held-to-maturity securities and are recorded at amortized cost in the accompanying condensed consolidated balance sheet. The fair values of these investments were estimated using recently executed transactions and market price quotations. The Company considers current assets those investments which will mature within the next 12 months including, interest receivable on the long-term bonds.

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

Contingent Consideration

The Company has classified its net liability for contingent earn-out considerations to the sellers relating to one acquisition completed during the three months ended March 31, 2022, and two acquisitions completed during fiscal 2021. The fair value for the contingent consideration associated with these acquisitions is within Level 3 of the fair value hierarchy because the associated fair value is determined using significant unobservable inputs, which included the key assumptions to model future revenue, costs of goods sold and operating expense projections. A description of the Company’s acquisitions completed during the three months ended March 31, 2022 and fiscal 2021 are included within Note 15 – Business Combinations, included elsewhere in the notes to the condensed consolidated financial statements.

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

The Company included contingent consideration within accrued expense and other current liabilities in its condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

Warrant Liabilities

In January 2022, the Company issued warrants to purchase up to an aggregate of 15,078 shares of Common Stock in connection with a private placement transaction (the “PIPE Warrants”). The warrants have an exercise price of $1,496.00.

In March, 2022, the Company issued warrants to purchase up to an aggregate of 34,406 shares of Common Stock in connection with the issuance of debt (the “SPA Warrants”). The warrants have an exercise price of $1,350.00.

The grant date fair value of the PIPE Warrants and the SPA Warrants issued during the three months ended March 31, 2022 was calculated using a Black-Scholes model and was determined to be $40.5 million using the following inputs:

	PIPE	SPA
	Warrants	Warrants
Stock price	$1,100.00	$1,228.00
Exercise price	$1,496.00	$1,350.00
Expected term (in years)	5.5	5.5
Annualized volatility	87.53%	87.57%
Annual rate of quarterly dividends	0.0%	0.0%
Discount rate -bond equivalent yield	1.65%	2.12%

The fair value of the PIPE Warrants and the SPA Warrants were remeasured and determined to be $29.7 million at March 31, 2022, using a Black-Scholes model using the following inputs:

	PIPE	SPA
	Warrants	Warrants
Stock price	$926.00	$926.00
Exercise price	$1,496.00	$1,350.00
Expected term (in years)	5.3	5.4
Annualized volatility	87.68%	87.79%
Annual rate of quarterly dividends	0.0%	0.0%
Discount rate -bond equivalent yield	2.42%	2.42%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the three months ended March 31, 2022:

(In thousands)	Three Months ended March 31, 2022
Warrant liabilities – beginning of period	$—
Initial fair value of warrant liabilities	40,496
Change in estimated fair value	(10,785)
Warrant liabilities – end of period	$29,711

Note 7 — Loan Receivable

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

The breakdown of loans receivable by Company as of March 31, 2022 and December 31, 2021 is as follows:

(In thousands)	March 31, 2022	December 31, 2021
Company A – Agrify TTK Solution	$9,579	$5,542
Greenstone Holdings – TTK Solution – Related Party	12,446	11,177
Company C – Agrify TTK Solution	7,479	2,439
Company D – Agrify TTK Solution	3,338	1,105
Company E – Agrify TTK Solution	46	46
Company F – Non-TTK Solution (1)	1,538	1,946
Other – Non-TTK Solutions	312	—
Total loan receivable	$34,738	$22,255

(1)	Current portion of loan receivable are included within Note 10 – Prepaid Expenses and Other Current Receivables, included elsewhere in the notes to the condensed consolidated financial statements.

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

Note 8 — Accounts Receivable

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

Note 9 — Inventory

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

Changes in the Company’s inventory reserve are as follows:

(In thousands)	Three Months ended March 31, 2022	Year ended December 31, 2021
Inventory reserves – beginning of period	$942	$—
Increase in inventory reserves	—	942
Inventory write-offs	—	—
Inventory reserves – end of period	$942	$942

Note 10 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(In thousands)	2022	2021
Prepaid insurance	$2,353	$492
Prepaid software	151	173
Prepaid expenses, other	1,828	541
Deferred costs	492	353
Other note receivables (1)	1,240	807
Other receivables, other	384	86
Total prepaid expenses and other current assets	$6,448	$2,452

(1)	Other note receivables relate to the current portion of one of our TTK Solutions loan receivable balances.

Note 11 — Property and Equipment, Net

Property and equipment, net consisted of the following as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Computer and office equipment	$519	$473
Furniture and fixtures	458	385
Leasehold improvements	993	841
Machinery and equipment	990	898
Software	210	174
Vehicles	143	143
Research and development laboratory equipment	205	163
Leased equipment at customer	690	619
Trade show assets	80	80
Total property and equipment, gross	4,288	3,776
Accumulated depreciation	(1,156)	(780)
Construction in progress	3,923	3,236
Total property and equipment, net	$7,055	$6,232

Depreciation expense for the three months ended March 31, 2022 and 2021 was $379 thousand and $90 thousand, respectively.

Note 12 — Intangible Assets, Net and Goodwill

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

Amortization expense recorded in general and administrative in the condensed consolidated statements of operations were $673 thousand and $58 thousand for the three months ended March 31, 2022 and 2021, respectively.

Estimated amortization expense for the remainder of 2022 and subsequent years for acquired intangible assets:

Years ending December 31 (In thousands),	Amount
Remaining 2022	$2,103
2023	2,772
2024	2,763
2025	2,737
2026	2,486
2027 and thereafter	3,000
Total	$15,861

Goodwill consisted of the following:

(In thousands)	Three Months ended March 31, 2022	Year ended December 31, 2021
Goodwill - beginning of period	$50,090	$632
Goodwill acquired during period	4,368	49,458
Goodwill purchase accounting adjustment	86	—
Goodwill - end of period	$54,544	$50,090

Note 13 — Other Non-Current Assets

Other non-current assets consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(In thousands)	2022	2021
Long-term deferred commissions expense	$3,008	$1,101
Security deposits	97	83
Total other non-current assets	$3,105	$1,184

Note 14 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Accrued acquisition liability (1)	$11,179	$9,198
Sales tax payable (2)	5,520	5,290
Accrued construction costs	8,542	8,803
Compensation related fees	3,232	3,491
Accrued professional fees	466	1,104
Accrued warranty expenses	398	398
Accrued consulting fees	—	75
Accrued inventory purchases	536	201
Financing lease liabilities	182	156
Accrued non-income taxes	57	48
Total accrued expenses and other current liabilities	$30,112	$28,764

(1)	Accrued acquisition liabilities includes both the contingent consideration and the value of held back Common Stock associated with the 2022 acquisition of Lab Society and the 2021 acquisitions of Precision, Cascade and PurePressure.

(2)	Sales tax payable primarily represents identified sales and use tax liabilities arising from our acquisition of Precision and Cascade. These amounts are included as part of our initial purchase price allocations and are the subject matter of an indemnification claim under the Precision and Cascade acquisition agreement.

Note 15 — Business Combination

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

The aggregate consideration for the Lab Society Acquisition consisted of: (a) $4.0 million in cash, subject to certain adjustments for working capital, cash and indebtedness of Lab Society at closing; (b) 2,128 shares of Common Stock (the “Buyer Shares”); and (c) the Earn-out Consideration (as defined below), to the extent earned.

The Company withheld 638 of the Buyer Shares issuable to the Owners (the “Holdback Lab Buyer Shares”) for the purpose of securing any post-closing adjustment owed to the Company and any claim for indemnification or payment of damages to which the Company may be entitled under the Merger Agreement. The Holdback Lab Buyer Shares will be released following the twelve-month anniversary of the Closing Date in accordance with and subject to the conditions of the Merger Agreement.

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

The amount of revenue of Lab Society included in the condensed consolidated statement of operations from the acquisition date of February 1, 2022 to March 31, 2022 was $1.5 million.

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

The aggregate consideration for the Acquisition consisted of: (a) $4.0 million in cash, subject to certain adjustments for working capital, cash and indebtedness of PurePressure at closing; (b) 1,646 shares of Common Stock (the “Buyer Shares”); and (c) the Earn-out Consideration (as defined below), to the extent earned.

The Company withheld 444 of the Buyer Shares issuable to certain Members (the “Holdback Buyer Shares”) for the purpose of securing any post-closing adjustment owed to the Company and any claim for indemnification or payment of damages to which the Company may be entitled under the Pure Purchase Agreement. The Holdback Buyer Shares will be released following the twelve-month anniversary of the Closing Date in accordance with and subject to the conditions of the Pure Purchase Agreement.

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

Note 16 – Debt

The Company’s debt consisted of:

	March 31, 2022	December 31, 2021
Note payable – SPA Note	$65,000	$—
PPP Loan	794	804
Other notes payable (1)	1,487	297
Total debt	67,281	1,101
Less: unamortized debt discount	(29,303)	—
Total debt, net of debt discount	37,978	1,101
Less: current portion, net of current unamortized debt discount	(2,281)	(1,089)
Long-term debt	$35,697	$12

(1)	Other notes payable relates to one-year insurance premium that was financed over nine-months.

Note Payable

Securities Purchase Agreement

On March 14, 2022, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor, in a private placement transaction, in exchange for the payment by the Investor of $65 million, less applicable expenses, as set forth in the Securities Purchase Agreement, (i) a SPA Note in an aggregate principal amount of $65 million, and (ii) a warrant (the “SPA Warrant”) to purchase up to an aggregate of 34,406 shares of Common Stock.

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

Each SPA Warrant issued in the initial closing has an exercise price of $1,350.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, is immediately exercisable, has a term of five and one-half years from the date of issuance and is exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the SPA Warrant (the “SPA Warrant Shares”), in which case the SPA Warrant is also exercisable on a cashless exercise basis at the Investor’s election. The Securities Purchase Agreement requires the Company to file resale registration statements with respect to the SPA Warrant Shares as soon as practicable and in any event within 45 days following the initial closing and any subsequent closings.

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

The following table provides a breakdown of the note payable balances as of March 31, 2022:

(In thousands)	Balance at January 1, 2022	Additions	Payments	Amortization of Debt Discount	Balance at March 31, 2022
Accrued interest expense	$—	(98)	—	—	$(98)

Principal	$—	$65,000	$—	$—	$65,000
Notes payable, discount	—	(29,527)	—	224	(29,303)
Net carrying amount	$—	$35,473	$—	$224	$35,697

The following table summarizes short-term and long-term portion of the SPA Note as of March 31, 2022:

(In thousands)	Short-Term	Long-Term	Notes payable, net
Principal	$5,200	$59,800	$65,000
Unamortized discount	(5,200)	(24,103)	(29,303)
Net carrying amount	$—	$35,697	$35,697

As of March 31, 2022, future minimum payments were as follows:

Years ending December 31 (In thousands),
Remaining 2022	$—
2023	28,600
2024	31,200
2025	5,200
Total future payments	$65,000

Paycheck Protection Program Loan

Paycheck Protection Program Loans under the Coronavirus Aid, Relief, and Economic Security Act

In May 2020, the Company entered into a PPP Loan with Bank of America pursuant to the PPP under the CARES Act administered by the SBA.

The Company received total proceeds of approximately $779 thousand from the unsecured PPP Loan, which is scheduled to mature on May 7, 2022. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The Company’s submission to have the remaining $779 thousand PPP Loan forgiven is currently being reviewed by the SBA. If the remaining principal amount from the $779 thousand PPP Loan is not forgiven in full, the Company would be obligated to repay any principal amount not forgiven and interest accrued thereon. As of March 31, 2022 and December 31, 2021, all of our PPP Loan balances were reported as current portion of long-term debt in the accompanying condensed consolidated balance sheets.

PurePressure SBA Debt

As part of the acquisition of PurePressure, $159 thousand of debt remained outstanding from a standard SBA loan as of December 31, 2021. This debt has subsequently been paid as a part of the PurePressure acquisition.

Note 17 — Convertible Promissory Notes

On January 11, 2021, the Company’s Board of Directors and shareholders approved the amendment to the conversion formula of the Convertible Promissory Notes (the “Convertible Notes”) issued by the Company on dates between August 2020 and November 2020. Pursuant to the amendment, immediately prior to the consummation of a public transaction, the outstanding principal amount of the Convertible Notes, together with all accrued and unpaid interest, shall convert into a number of fully paid and non-assessable shares of Common Stock, at a conversion price of $1,544.00.

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

On February 1, 2021, in conjunction with the closing of the Company’s IPO, the Convertible Notes in the aggregate principal amount of $13.1 million were converted into 8,485 shares of Common Stock at the election of the Company at a conversion price of $1,544.00 per share.

Note 18 — Capital Structure

On January 9, 2020, the Company increased its authorized number of shares of Common Stock to 265,000, consisting of: 250,000 shares of Common Stock, and 3,000,000 shares of Preferred Stock. At that time, it also designated 100,000 shares of the 3,000,000 authorized shares of Preferred Stock, as Series A Convertible Preferred Stock (“Series A Preferred Stock”).

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

On January 11, 2021, the Company’s shareholders approved the amendment to the Series A Preferred Stock.

Initial Public Offering

On February 1, 2021, the Company completed an IPO for the sale of 27,000 shares of Common Stock at a price of $2,000.00 per share. The Company also granted the underwriters: (a) a 45-day option to purchase up to 4,050 additional shares of Common Stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO, and (b) warrants to purchase 810 shares of Common Stock (equal to 3% of the aggregate number of shares of Common Stock issued in the IPO) at an exercise price of $2,500.00 per share (which is equal to 125% of the IPO price). Subsequently, the underwriters exercised the over-allotment option, and on February 4, 2021, the Company closed on the sale of an additional 4,050 shares of Common Stock for a price of $2,000.00 per share and granted to the underwriters warrants to purchase 121 additional shares of Common Stock (equal to 3% of the amount of shares issued as part of the exercised of the over-allotment option) at an exercise price of $2,500.00 per share. The exercise of the over-allotment option brought the total number of shares of Common Stock sold by the Company in connection with the IPO to 31,050 shares and the total net proceeds received in connection with the IPO to approximately $57.0 million, after deducting underwriting discounts and estimated offering expenses.

Immediately prior to the closing of the Company’s IPO, all outstanding shares of Series A Preferred Stock and Convertible Notes were converted into 6,865 shares of Common Stock and 8,485 shares of Common Stock, respectively, at a conversion price of $1,544.00 per share.

Subsequent Public Offering

On February 19, 2021, the Company consummated a secondary public offering (the “February Offering”) for the sale of 27,778 shares of Common Stock for a price of $2,700.00 per share. The Company also granted the underwriters: (a) a 45-day option to purchase up to 4,167 additional shares of Common Stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the February Offering, and (b) warrants to purchase 833 shares of Common Stock (equal to 3% of the aggregate number of shares of Common Stock issued in the February Offering) at an exercise price of $3,375.00 per share (which is equal to 125% of the February Offering). Subsequently, the underwriters exercised the over-allotment option, and on March 22, 2021, the Company closed on the sale of an additional 4,167 shares of Common Stock for a price of $2,700.00 per share and granted to the underwriters warrants to purchase 125 additional shares of Common Stock (equal to 3% of the amount of shares issued as part of the exercised of the over-allotment option) at an exercise price of $3,375 per share. The exercise of the over-allotment option brought the total number of shares of Common Stock sold by the Company in connection with the February Offering to 31,944 shares and the total net proceeds received in connection with the February Offering to approximately $80.0 million, after deducting underwriting discounts and estimated offering expenses.

Private Placement

On January 25, 2022, the Company entered into a Securities Purchase Agreement (the “Securities Agreement”) with an institutional investor and other accredited investors for the sale by the Company of (i) 12,252 shares (the “SA Shares”) of Common Stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 7,853 shares of Common Stock and (iii) warrants to purchase up to an aggregate of 15,079 shares of Common Stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “SA Warrants”), in a private placement offering. The combined purchase price for one share of Common Stock (or one Pre-Funded Warrant) and accompanying fraction of a Common Warrant was $1,360.00.

Subject to certain ownership limitations, the SA Warrants are exercisable six months from issuance. Each Pre-Funded Warrant was exercisable into one share of Common Stock at a price per share of $0.00001 (as adjusted from time to time in accordance with the terms thereof). Each Common Warrant is exercisable into one share of Common Stock at a price per share of $1,496.00 (as adjusted from time to time in accordance with the terms thereof) and will expire on the fifth anniversary of the initial exercise date. The institutional investor that received the Pre-Funded Warrants fully exercised such warrants in March 2022.

Raymond Chang, Chairman and Chief Executive Officer of the Company, and Stuart Wilcox, a member of the Company’s Board of Directors, participated in the private placement on essentially the same terms as other investors, except for having a combined purchase price of $1,380.00 per share.

The gross proceeds to the Company from the private placement were approximately $27.3 million, before deducting the placement agent’s fees and other offering expenses, and excluding the proceeds, if any, from the exercise of the SA Warrants.

Issuance of Common Stock in Connection with Acquisitions

On October 1, 2021, the Company issued an aggregate of 3,332 shares of its Common Stock to the Precision and Cascade shareholders in connection with the Company’s acquisition of Precision and Cascade. Refer to Note 15 – Business Combinations, included elsewhere in the notes to the condensed consolidated financial statements.

On December 31, 2021, the Company issued an aggregate of 1,202 shares of its Common Stock to the PurePressure shareholders in connection with the Company’s acquisition of PurePressure. Refer to Note 15 – Business Combinations, included elsewhere in the notes to the condensed consolidated financial statements.

On February 1, 2022, the Company issued an aggregate of 1,491 shares of its Common Stock to the Lab Society shareholders in connection with the Company’s acquisition of Lab Society. Refer to Note 15 – Business Combinations, included elsewhere in the notes to the condensed consolidated financial statements.

2020 Omnibus Equity Incentive Plan

On December 18, 2020, the Company’s Board of Directors, and on January 11, 2021, the Company’s stockholders, adopted and approved the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2019 Stock Option Plan (the “2019 Plan”). The 2020 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and non-employee consultants of the Company or its affiliates. The aggregate number of shares of Common Stock that may be reserved and available for grant and issuance under the 2020 Plan is 22,669 shares. Shares will be deemed to have been issued under the 2020 Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the 2019 Plan or the 2020 Plan expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2020 Plan. The 2020 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors.

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

Stock Option Activity

As of March 31, 2022, there were 2,580 shares of Common Stock available to be granted under the Company’s 2020 Plan.

The following table presents option activity under the Company’s stock option plans for the three months ended March 31, 2022 and 2021:

(In thousands, except share and per share data)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	15,666	$702.00	$—
Granted	6,005	2,558.00
Exercised	(871)	502.00
Forfeited	(1,384)	734.00
Expired	(21)	456.00
Options outstanding at March 31, 2021	19,395	$1,284.00	$—

Options outstanding at January 1, 2022	17,821	1,436.00	$62.64
Granted	—	—
Exercised	(21)	460.00
Forfeited	(758)	1,370.00
Expired	(267)	3,546.00
Options outstanding at March 31, 2022	16,775	$1,406.00	$12.23

Options vested and exercisable as of March 31, 2022	10,562	$1,108.00
Options vested and expected to vest as of March 31, 2022	15,967	$1,380.00

The following table summarizes information about options vested and exercisable at March 31, 2022:

	Options Vested and Exercisable
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$456.00	4,210	8.14	$456.00
$972.00	4,174	8.57	$972.00
$1,536.00-$2,898.00	2,178	8.82	$2,624.00

The following table summarizes information about options expected to vest after March 31, 2022:

	Options Vested and Expected to Vest
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$456.00	5,073	8.14	$456.00
$972.00	5,375	8.57	$972.00
$1,536.00-$2,898.00	5,519	8.82	$2,628.00

Warrants

As of March 31, 2022, warrants to purchase 50,780 shares of Common Stock were outstanding. The following table presents the Company’s warrant activity for the three months ended March 31, 2022 and 2021:

	Number of Warrants	Weighted-Average Exercise Price
Warrants outstanding at December 31, 2020	4,140	$4.00
Granted	1,890	4.00
Exercised	(4,672)	4.00
Warrants outstanding at March 31, 2021	1,358	$4.00
Warrants outstanding at December 31, 2021	1,358	$4.00
Granted	57,339	1,204.00
Exercised	(7,917)	0.00
Warrants outstanding at March 31, 2022	50,780	$1,360.00

The Company received proceeds from the exercise of warrants of less than $1 thousand and $5 thousand during the three months ended March 31, 2022 and March 31, 2021, respectively.

Note 19 — Employee Benefit Plan

The Company maintains an employee’s savings and retirement plan under Section 401(k) of the Internal Revenue Code (the “401k Plan”). All full-time U.S. employees become eligible to participate in the 401k Plan. The Company’s contribution to the 401k Plan is discretionary. During the three months ended March 31, 2022 and 2021, the Company did not contribute to the 401k Plan.

Note 20 — Income Taxes

The Company’s effective income tax rate was 2.0% and 0.0% for the three months ended March 31, 2022 and 2021, respectively. The provision for (benefit from) income taxes was approximately $(200) thousand and $0 for the three months ended March 31, 2022 and 2021, respectively. The difference between the Company’s effective tax rates for the 2022 and 2021 periods and the U.S. statutory tax rate of 21% was primarily due a valuation allowance recorded against certain deferred tax assets. The change in the provision for (benefit from) income taxes for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a discrete income tax benefit of approximately $(200) thousand recorded during the first quarter of 2022, which is attributable to a non-recurring partial release of the Company’s U.S. valuation allowance as a result of the Lab Society acquisition.

Note 21 — Net Income (Loss) Per Share

Net income (loss) per share calculations for all periods have been adjusted to reflect the Company’s Reverse Stock Split. Net income (loss) per share was calculated based on the weighted-average number of its Common Stock then outstanding.

Basic net income (loss) per share is calculated using the weighted-average number of Common Stock outstanding during the periods. Net income (loss) per share, assuming dilution, is calculated using the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including Common Stock equivalents and convertible securities. For periods during which the Company recorded a net income (loss), diluted net income (loss) per share is equal to basic net income (loss) per share because the effect of dilutive securities outstanding during the periods, including options and warrants computed using the treasury stock method, is anti-dilutive.

The components of basic and diluted net income (loss) per share were as follows:

	Three Months ended March 31,
(In thousands, except share and per share data)	2022	2021
Numerator:
Net income (loss) attributable to Agrify Corporation	$1,780	$(3,810)
Accrued dividend attributable to Preferred A Stockholders	—	(61)
Net income (loss) available for common shareholders	$1,780	$(3,871)
Denominator:
Weighted-average common shares outstanding – basic (1)	122,946	57,841
Effect of dilutive securities
Options outstanding	4,807	—
Warrants outstanding	1,292	—
Weighted-average common shares outstanding – diluted (1)	129,045	57,841
Net income (loss) per share attributable to Common Stockholders – basic (1)	$14.48	$(65.87)
Net income (loss) per share attributable to Common Stockholders – diluted (1)	$13.79	$(65.87)

(1)	Periods presented have been adjusted to reflect the 1-for-10 reverse stock split on October 18, 2022 and the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the condensed consolidated financial statements.

As of March 31, 2021, the Company excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of Common Stock which would be issued upon conversion in the period shown below:

March 31, 2021
Options outstanding	19,395
Warrants outstanding	4,830
24,225

Note 22 — Commitments and Contingencies

Leases

The determination if any arrangement contained a lease at its inception was done based on whether or not the Company has the right to control the asset during the contract period. The lease term was determined assuming the exercise of options that were reasonably certain to occur. Leases with a lease term of 12 months or less at inception were not reflected in the Company’s balance sheet and those lease costs are expensed on a straight-line basis over the respective term. Leases with a term greater than 12 months were reflected as non-current right-of-use assets and current and non-current lease liabilities in the Company’s condensed consolidated balance sheets.

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

Note 23 — Related Parties

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

The following table describes the net purchasing (sales) activity with entities identified as related parties to the Company:

	Three Months ended March 31,
(In thousands)	2022	2021
Bluezone	$5	$—
4D Bios (1)	—	447
Cannae Policy Group	25	—
Topline Performance Group	32	—
NEIA	(634)	(5,460)
Greenstone Holdings	(637)	—
Valiant Americas, LLC	4,951	1,077
Living Greens Farm	—	(58)

(1)	Purchases from 4D Bios for the three months ended March 31, 2021 include $384 thousand for a down payment on inventory orders.

The following table summarizes net related party (payable) receivable as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Cannae Policy Group	$—	$(8)
Cannaquip	(21)	(21)
Greenstone Holdings	12,446	11,177
Living Greens Farm	34	34
NEIA	1,344	3,500
Valiant Americas, LLC	—	(922)

Note 24 — Subsequent Events

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

Approval of Issuance of Shares Upon Exercise of Warrants

On October 14, 2022, the Company received approval for the issuance of up to 105,544 shares of Common Stock upon the exercise of the SPA Warrant and Note Exchange Warrant in connection with the issuance of a senior secured note and the exchange of previously issued warrants in August 2022, and the reduction of the exercise price of certain of those warrants under certain circumstances, was approved. Additional information regarding the Warrant Liabilities may be found in Note 10 – Debt, included elsewhere in the notes to the consolidated financial statements.

At The Marketing Offering

In October 2022, the Company entered into the ATM Program with the Agent. The ATM Program allows the Company to sell shares of Common Stock pursuant to specific parameters defined by the Company as well as those defined by the SEC and the ATM Program agreement. Subsequent to the quarter ended September 30, 2022, as of November 7, 2022, the Company sold 306,628 shares of Common Stock, under the ATM at an average price of $50.80 per share, resulting in gross proceeds to the Company of $15.6 million, and net proceeds of $15.1 million after commissions and fees to the Agent totaling $468 thousand. $3.1 million of the proceeds under the ATM Program were used to repay amounts due to the Investor under the Exchange Note. The ATM allows for quick and agile sales of Common Stock to interested investors and provides an opportunity to raise additional capital for working capital requirements or to fund strategic opportunities that may present themselves from time to time. The Company has used, and intends to continue to use, the net proceeds generated from the ATM Program for working capital and general corporate purposes, including repayment of indebtedness, funding its transformation initiatives and product category expansion efforts and capital expenditures.

Nasdaq Deficiency Notices

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

On April 18, 2023, the Company received a notice from Nasdaq stating that because the Company had not yet filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1). Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission.

As disclosed by the Company on Form 8-K filed on April 17, 2023, the Company’s audit committee concluded that, as a result of inadvertent errors in the accounting for warrants previously issued by the Company, it was appropriate to restate the Company’s previously issued unaudited condensed consolidated interim financial statements as of and for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022. Given the scope of the process for preparing the Amended 10-Qs, the Company was unable to complete and file the Form 10-K by the required due date of March 31, 2023. The Notice states that the Company has 60 calendar days from April 18, 2023, or until June 20, 2023, to regain compliance by filing the Form 10-K or to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules.

On May 17, 2023, the Company received a second notice from Nasdaq that the Company remains noncompliant with the Nasdaq Listing Rule 5250(c)(1) as a result of its failure to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 with the SEC by the required due date. This notice requires the Company to submit a plan to regain compliance with the continued listing requirements by June 20, 2023. If Nasdaq accepts the Company’s plan, then Nasdaq may, in its discretion, grant the Company up to 180 days from the prescribed due date for filing the Form 10-K, or until October 16, 2023, to regain compliance.

On August 16, 2023, the Company received a third notice from Nasdaq that the Company remains noncompliant with the Nasdaq Listing Rule 5250(c)(1) as a result of its failure to file its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 with the SEC by the required filing date. This notice noted that Nasdaq has previously granted the Company an exception until September 30, 2023, to file its Form 10-K and First Quarter Form 10-Q. This notice also requires the Company to update its original plan to regain compliance with the filing requirement, including the Company’s plans to file the Second Quarter Form 10-Q, and indicate the progress the Company has made towards implementing the plan submitted in connection with the Initial Delinquent Filing.

Agrify-Valiant

On October 27, 2022, the Company provided notice to Valiant-America, LLC that the Company intended to begin the winding up of Agrify-Valiant.

Appointment of Raymond Chang as principal financial and accounting officer and Resignation of Timothy Oakes and Chief Financial Officer

On January 6, 2023, Timothy Oakes, the Chief Financial Officer of Agrify Corporation (the “Company”), resigned effective February 28, 2023. In connection with Mr. Oakes’ resignation, the Company has engaged WilliamsMarston LLC to assist with accounting and internal control matters and is continuing its process to identify a replacement Chief Financial Officer. Further, Raymond Chang, the Company’s Chief Executive Officer, will serve as the Company’s principal financial and accounting officer.

Bowdoin Litigation

On February 22, 2023, Bowdoin Construction Corp. (“Bowdoin”) filed a complaint in the Superior Court of Massachusetts in Norfolk County naming the Company, Bud & Mary’s and certain related parties as defendants. The Bowdoin Complaint relates to a construction contract between Bowdoin and Agrify relating to the property that is the subject of the Bud & Mary’s Complaint and alleges breach of contract by Bud & Mary’s and by Agrify due to nonpayment of approximately $7.0 million due under the contract and related indemnification claims and mechanics’ liens. While the Company believes the claim is without merit and will continue to vigorously defend itself against Bowdoin’s allegations, litigation is inherently unpredictable and there can be no assurance that the Company will prevail in this matter.

Amendments to Articles of Incorporation

On March 1, 2023, the Company filed Articles of Amendment (the “Charter Amendment”) to its Articles of Incorporation with the Secretary of State for the State of Nevada. The Charter Amendment increased the number of authorized shares of the Company’s Common Stock from 100,000,000 to 200,000,000, and correspondingly increased the total authorized shares of stock from 103,000,000 to 203,000,000. The Charter Amendment was approved by the Company’s stockholders at the Special Meeting on February 28, 2023 and became effective upon filing.

Securities Exchange Agreement

On March 8, 2023, the Company entered into a new Securities Exchange Agreement (the “Exchange Agreement”) with an accredited lender. Pursuant to the Exchange Agreement, at closing the Company will prepay approximately $10.3 million in principal amount under the Exchange Note and exchange $10.0 in principal amount of the remaining balance of the Exchange Note for a new senior secured convertible note (the “Convertible Note”) with an original principal amount of $10.0 million. The Convertible Note will be a senior secured obligation of the Company and will rank senior to all indebtedness of the Company. The Convertible Note will mature on August 19, 2025 and will contain a 9.0% annualized interest rate, with interest to be paid monthly, in cash, beginning April 1, 2023.

Concurrently with the closing under the Exchange Agreement, the Company and the Lender will enter into an Amendment to the Exchange Note (the “Note Amendment”). Pursuant to the Note Amendment, the Exchange Note will be amended to, among other changes, remove covenants that require the Company not to exceed maximum levels of allowable cash spend while the Exchange Note is outstanding and require the Company to maintain minimum amounts of cash on hand.

On April 26, 2023, the Company entered into a letter agreement with the above referenced accredited lender (the “Letter Agreement”), pursuant to which the Company and the lender agreed to exchange $2.0 million of the remaining outstanding principal amount under the Exchange Note for 8,903,927 shares of common stock of the Company, subject to a Beneficial Ownership Limitation of 4.99% of the Company’s Common Stock.

Issuance of Unsecured Promissory Note

On July 12, 2023, the Board of Directors of the Company approved the issuance of an unsecured promissory note in favor of GIC Acquisition, LLC (the “Investor”), an entity that is owned and managed by Raymond Chang, the Company’s Chairman and Chief Executive Officer. Pursuant to the Note, the Investor will lend up to $500,000 to the Company. The Note bears interest at a rate of 10% per annum, will mature in full on August 6, 2023, and may be prepaid without any fee or penalty. The Note ranks junior to all existing secured indebtedness of the Company.

Leases

As of March 31, 2023, the Company extended its lease by three years until March 31, 2026, for the premises located at 2468 Industrial Row Dr., Troy, Michigan 48084.

As of May 23, 2023, the Company extended its lease by three years until July 31, 2026, for the premises located at 2625 S. Santa Fe Dr., Bldg. 1, Units 1H and 1IJ.

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

Our corporate headquarters are located in Troy, Michigan. We also lease properties located within various geographic regions in which we conduct business, including Colorado, Georgia, Massachusetts, Michigan, and Oregon.

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

On July 5, 2023, the Company effected a 1-for-20 reverse stock split of its Common Stock. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented unless otherwise indicated.

No fractional shares of Common Stock were issued as a result of these reverse stock splits. Any fractional shares in connection with these reverse stock splits were rounded up to the nearest whole share and no stockholders received cash in lieu of fractional shares. The reverse stock splits had no impact on the number of shares of Common Stock that the Company is authorized to issue pursuant to its articles of incorporation or on the par value per share of the Common Stock. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise or conversion of the Company’s outstanding stock options and warrants, the exercise price or conversion price (as applicable) of the Company’s outstanding stock options and warrants, and the number of shares reserved for issuance under the Company’s equity incentive plan. All share and per share information included in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the impact of these reverse stock splits.

Recent Business Developments

Private Placement

On January 25, 2022, we entered into a Securities Purchase Agreement (the “Securities Agreement”) with an institutional investor and other accredited investors for the sale by us of (i) 12,252 shares (the “SA Shares”) of the our Common Stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 7,853 shares of Common Stock and (iii) warrants to purchase up to an aggregate of 15,079 shares of Common Stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “SA Warrants”), in a private placement offering. The combined purchase price for one share of Common Stock (or one Pre-Funded Warrant) and accompanying fraction of a Common Warrant was $1,360.00.

Subject to certain ownership limitations, the SA Warrants are exercisable six months from issuance. Each Pre-Funded Warrant is exercisable into one share of Common Stock at a price per share of $0.20 (as adjusted from time to time in accordance with the terms thereof). Each Common Warrant is exercisable into one share of Common Stock at a price per share of $1,496.00 (as adjusted from time to time in accordance with the terms thereof) and will expire on the fifth anniversary of the initial exercise date. The institutional investor that received the Pre-Funded Warrants fully exercised such warrants in March 2022.

Raymond Chang, our Chairman and Chief Executive Officer, and Stuart Wilcox, a member of our Board of Directors, participated in the private placement on essentially the same terms as other investors, except for having a combined purchase price of $1,380.00 per share.

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

The aggregate consideration for the Lab Society Acquisition consisted of: (a) $4.0 million in cash, subject to certain adjustments for working capital, cash and indebtedness of Lab Society at closing; (b) 2,128 shares of Common Stock (the “Buyer Shares”); and (c) the Earn-out Consideration (as defined below), to the extent earned.

We withheld 638 of the Buyer Shares issuable to the Owners (the “Holdback Lab Buyer Shares”) for the purpose of securing any post-closing adjustment owed to us and any claim for indemnification or payment of damages to which we may be entitled under the Merger Agreement. The Holdback Lab Buyer Shares shall be released following the twelve-month anniversary of the Closing Date in accordance with and subject to the conditions of the Merger Agreement.

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

Securities Purchase Agreement

On March 14, 2022, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which, among other things, we agreed to issue and sell to the Investor, in a private placement transaction (the “Private Placement”), in exchange for the payment by the Investor of $65 million, less applicable expenses as set forth in the Securities Purchase Agreement, (i) a senior secured promissory note in an aggregate principal amount of $65 million (the “SPA Note”), and (ii) a warrant (the “SPA Warrant”) to purchase up to an aggregate of 34,406 shares of Common Stock.

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

Each SPA Warrant to be issued in the initial closing will have an exercise price of $1,350.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be immediately exercisable, has a term of five and one-half years from the date of issuance and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrant (the “SPA Warrant Shares”), in which case the SPA Warrant shall also be exercisable on a cashless exercise basis at the Investor’s election. The Securities Purchase Agreement requires us to file resale registration statements with respect to the SPA Warrant Shares as soon as practicable and in any event within 45 days following the initial closing and any subsequent closings.

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

Financial Overview

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include estimates related to accruals, stock-based compensation expense, and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, our management has identified, and our auditors agreed that there is a substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception, we have experienced recurring net losses. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We generally provide a one-year warranty on our products for materials and workmanship but may provide multiple-year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, we accrue for product warranties when the loss is probable and can be reasonably estimated.  The reserve for warranty returns is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

We follow the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the condensed consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. We believe our tax positions are all highly certain of being upheld upon examination. As such, we have not recorded a liability for unrecognized tax benefits.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and March 31, 2021:

	Three Months ended March 31,
(In thousands, except share and per share data)	2022 (As Restated)	2021
Revenue	$26,021	$7,008
Cost of goods sold	21,851	7,548
Gross profit (loss)	4,170	(540)

General and administrative	9,759	4,458
Research and development	2,084	882
Selling and marketing	2,090	616
Total operating expenses	13,933	5,956
Loss from operations	(9,763)	(6,496)
Interest income (expense), net	559	(32)
Change in fair value of warrant liabilities	10,785	—
Gain on extinguishment of notes payable	—	2,685
Other income, net	11,344	2,653
Net income (loss) before income taxes	1,581	(3,843)
Income tax benefit	(200)	—
Net income (loss)	1,781	(3,843)
Income (loss) attributable to non-controlling interest	1	(33)
Net income (loss) attributable to Agrify Corporation	$1,780	$(3,810)
Net income (loss) per share attributable to Common Stockholders – basic (1)	$14.48	$(65.87)
Net income (loss) per share attributable to Common Stockholders – diluted (1)	$13.79	$(65.87)
Weighted-average common shares outstanding – basic (1)	122,946	57,841
Weighted-average common shares outstanding – diluted (1)	129,045	57,841

(1)	Periods presented have been adjusted to reflect the 1-for-10 reverse stock split on October 18, 2022 and the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the condensed consolidated financial statements.

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

Other Income (Expense), Net

	Three Months ended March 31,
(In thousands)	2022 (As Restated)	2021	Change	% Change
Interest income (expense), net	$559	$(32)	$591	1,847%
Change in fair value of warrant liabilities	10,785	—	10,785	100%
Gain on extinguishment of notes payable	—	2,685	(2,685)	(100)%
Total other income, net	$11,344	$2,653	$8,691	328%

Interest income (expense), net increased by $591 thousand, or 1,847%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase in interest income is attributable mainly to interest from marketable securities and interest income from TTK Solutions.

The change in fair value of warrant liabilities during the three months ended March 31, 2022 is related to the fair value remeasurement of warrants issued during the three months ended 2022.

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

Income (Loss) Attributable to Non-Controlling Interest

We consolidate the results of operations of two less than wholly-owned entities into our condensed consolidated results of operations. On December 8, 2019, we formed Agrify Valiant LLC, a joint-venture limited liability company in which we are 60% majority owner and Valiant-America, LLC owns 40%. Agrify Valiant LLC started its operations during the second quarter of 2020. On January 22, 2020, as part of the acquisition of TriGrow, we received TriGrow’s 75% interest in Agrify Brands, LLC (formerly TriGrow Brands, LLC), a licensor of an established portfolio of consumer brands that utilize our grow technology. The license of these brands is ancillary to the sale of our VFUs and provides a means to differentiate customers’ products in the marketplace. It is not a material aspect of our business and we have not realized any royalty income. Accordingly, we are currently evaluating whether to continue this legacy business from an operational standpoint, as well as from a legal and regulatory perspective.

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

On March 14, 2022, we entered into a Securities Purchase Agreement with an institutional investor. The Purchase Agreement provides for of the issuance of a senior secured note (the “SPA Note”) in the aggregate amount of $65 million and a warrant exercisable 34,406 shares of Common Stock, with the potential for two potential subsequent closings for notes with an original principal amount of $35 million each. The initial closing pursuant to this debt facility occurred on March 24, 2022. The SPA Note is a senior secured obligation and ranks senior to all other indebtedness. We will be required to make amortization payments equal to 4.0% of the original principal amount of the SPA Note on the first day of each calendar month starting on February 1, 2023 and extending through the maturity date of March 1, 2026 (the “Maturity Date”), at which time all remaining outstanding principal and accrued but unpaid interest will be due. The SPA Note has an interest rate of 6.75% per year, and we will be required to pay interest on March 1, June 1, September 1, and December 1 of each calendar year through the Maturity Date. Following the one-year anniversary of the SPA Note’s issuance, we may, in lieu of paying interest in cash, pay such interest in kind, in which case interest on the SPA Note will be calculated at the rate of 8.75% per year and will be added to the principal amount of the SPA Note.

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

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the three months ended March 31, 2022, and 2021:

(In thousands)	March 31, 2022	March 31, 2021
Net cash (used in) provided by:
Operating activities	$(30,875)	$(7,279)
Investing activities	(13,365)	(142)
Financing activities	87,431	137,197
Net increase in cash, cash equivalents, and restricted cash	$43,191	$129,776

Cash Flow from Operating Activities

For the three months ended March 31, 2022, we incurred a net income of $1.8 million, which included a non-cash gain related to the remeasurement of warrant liabilities of $10.8 million, non-cash expenses of $1.1 million related to depreciation and amortization, $1.0 million in connection with the issuance and acceleration of stock options, non-cash interest income of $0.4 million related to TTK Solutions, and gain attributed to non-controlling interest in the amount of $1 thousand. Net cash was reduced by a $0.8 million increase in accounts receivable, a $0.6 million decrease in deferred revenue, a $16.4 million increase in inventory due to demand forecast, and a $0.9 million increase in prepaid expenses, a $2.1 million decrease in accrued expenses and other current liabilities and $2.8 million decrease in accounts payable.

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

Cash Flow from Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities was $87.4 million. Net cash provided by financing activities was primarily driven by the Company’s two private placements during 2022. The Company received $62.4 million in net proceeds from our issuance of debt and warrants in a private placement, and $25.8 million in net proceeds from our issuance of Common Stock and warrants in a private placement. Additionally, the Company received $11 thousand in proceeds from the exercise of stock options and warrants. Each of the above inflows of cash was offset by $782 thousand in payments relating to financing loans and financing leases.

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

Critical Accounting Policies and Estimates

Part I, Item, 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

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

The significant accounting policies and estimates that have been adopted and followed in the preparation of our condensed consolidated financial statements are detailed in Note 3 - Summary of Significant Accounting Policies included in our 2021 Annual Report and Note 3 - Summary of Significant Accounting Policies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no changes in these policies and estimates that had a significant impact on the financial condition and results of operations for the periods covered in this Quarterly Report.

Recently Issued Accounting Pronouncements Adopted

For more information on recently issued accounting pronouncements are included within Note 4 – Recent Accounting Pronouncements, included elsewhere in the notes to condensed consolidated financial statements covered under Part I, Item 1 of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements Not Yet Adopted

For more information on new accounting pronouncements not yet adopted are included within Note 4 – Recent Accounting Pronouncements, included elsewhere in the notes to condensed consolidated financial statements covered under Part I, Item 1 in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

The Company identified errors in the accounting for previously issued warrants, debt issuance costs and the classification of debt. Therefore, the Company restated it’s unaudited condensed financial statements as of and for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022. In connection with the restatements, the Company identified a material weakness in its internal controls related to accounting for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements as described above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the caption Legal Proceedings in Note 22 - Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which information is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors.

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
2.1†	Merger Agreement, dated as of February 1, 2022, among the Registrant, LS Holdings Corp., Lab Society NewCo, LLC, Michael S. Maibach Jr. as Owner Representative, and each of the Owners named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2022).
4.1	Form of Pre-Funded Warrant dated January 28, 2022 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022).
4.2	Form of Common Stock Purchase Warrant dated January 28, 2022 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022).
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2022).
4.4	Form of Senior Secured Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2022).
10.1†	Form of Securities Purchase Agreement, dated as of January 25, 2022, between the Registrant and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022.
10.2	Form of Registration Rights Agreement, dated as of January 25, 2022, between the Registrant and the Purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022.
10.3†	Form of Securities Purchase Agreement, dated as of March 14, 2022, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2022).
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer
32.1**	Section 1350 Certification of principal executive officer and principal financial and accounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith in accordance with Item 601 (b)(32) of Regulation S-K.

†	Certain information has been omitted from this exhibit in reliance upon Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRIFY CORPORATION

By:	/s/ Raymond Chang
Raymond Chang
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: October 2, 2023