Form 10-Q/A
period 2022-06-30
Agrify Corp
filed 2023-10-02
CIK 1800637

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

Troy, Michigan 48084

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

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Agrify Corporation for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission (“SEC”) on August 15, 2022 (the “Original Filing”).

On April 12, 2023, the Audit Committee of the Board of Directors (the “Audit Committee”) of Agrify Corporation (the “Company”), in consultation with management of the Company and the Company’s independent registered public accounting firm, Marcum LLP (“Marcum”), concluded that the Company’s previously issued unaudited condensed consolidated interim financial statements as of and for the fiscal periods ended March 31, 2022, June 30, 2022 and September 30, 2022 included in the Company’s Quarterly Reports on Form 10-Q for such periods should no longer be relied upon. Similarly, earnings releases, and investor communications describing the financial statements for the periods described above should no longer be relied upon. The Company identified errors in the accounting for warrants previously issued by the Company.

Specifically, the Audit Committee concluded 15,097 warrants issued in a private placement on January 28, 2022 and 34,423 warrants issued in a private placement on March 23, 2022 (collectively, the “Warrants”) should have been classified as a liability measured at fair value, with changes in fair value each period reported in earnings, rather than as a component of equity. The change in fair value of the Warrants is a non-cash charge and will be reflected in the Company’s statement of operations. Warrant amounts have been adjusted to reflect the 1-for-10 reverse stock split on October 18, 2022 and the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the condensed consolidated financial statements.

As such, the Company is restating in this Form 10-Q/A the unaudited condensed consolidated interim financial statements for the six-month period ended June 30, 2022.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1, Financial Information

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4, Controls and Procedures

Part II, Item 1A, Risk Factors

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2022 (As Restated)	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,608	$12,014
Restricted cash and restricted marketable securities	30,000	—
Marketable securities	11,323	44,550
Accounts receivable, net of allowance for doubtful accounts of $2,740 and $1,415 at June 30, 2022 and December 31, 2021, respectively	10,468	7,222
Inventory, net of reserves of $1,871 and $942 at June 30, 2022 and December 31, 2021, respectively	41,871	20,498
Prepaid and refundable taxes	210	—
Prepaid expenses and other current assets	5,925	2,452
Total current assets	118,405	86,736
Loan receivable, net of allowance for doubtful accounts of $7,079 and $0 at June 30, 2022 and December 31, 2021, respectively	35,090	22,255
Property and equipment, net	11,932	6,232
Right-of-use assets, net	2,866	1,479
Goodwill	—	50,090
Intangible assets, net	—	14,072
Other non-current assets	2,920	1,184
Total assets	$171,213	$182,048
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,157	$9,151
Accrued expenses and other current liabilities	27,456	28,764
Operating lease liabilities, current	1,084	814
Long-term debt, current	4,079	1,089
Deferred revenue	3,753	3,772
Total current liabilities	40,529	43,590
Warrant liabilities	9,530	—
Other non-current liabilities	236	318
Operating lease liabilities, non-current	1,908	704
Long-term debt	35,788	12
Total liabilities	87,991	44,624
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common Stock, $0.001 par value per share, 250,000 shares authorized, 132,957 and 111,035 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (1)	—	—
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital (1)	214,652	196,034
Accumulated deficit	(131,799)	(58,975)
Total stockholders’ equity attributable to Agrify	82,853	137,059
Non-controlling interests	369	365
Total liabilities and stockholders’ equity	$171,213	$182,048

(1)	Periods presented have been adjusted to reflect the 1-for-10 reverse stock split on October 18, 2022 and the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Revenue (including $1,140, $10,895, $2,411 and $16,413 from related parties, respectively)	$19,329	$11,825	$45,350	$18,833
Cost of goods sold	17,717	11,298	39,568	18,846
Gross profit (loss)	1,612	527	5,782	(13)

General and administrative	19,378	4,399	29,137	8,857
Selling and marketing	2,332	782	4,422	1,398
Research and development	2,438	774	4,522	1,656
Change in contingent consideration	(907)	—	(907)	—
Impairment of goodwill and intangible assets	69,904	—	69,904	—
Total operating expenses	93,145	5,955	107,078	11,911
Loss from operations	(91,533)	(5,428)	(101,296)	(11,924)
Interest (expense) income, net	(3,311)	55	(2,752)	23
Other expenses	—	(63)	—	(63)
Change in fair value of warranty liabilities	20,181	—	30,966	—
Gain on extinguishment of notes payable	—	—	—	2,685
Other income (expense), net	16,870	(8)	28,214	2,645
Net loss before income taxes	(74,663)	(5,436)	(73,082)	(9,279)
Income tax benefit	(62)	—	(262)	—
Net loss	(74,601)	(5,436)	(72,820)	(9,279)
Income attributable to non-controlling interests	3	200	4	167
Net loss attributable to Agrify Corporation	$(74,604)	$(5,636)	$(72,824)	$(9,446)
Net loss per share attributable to Common Stockholders – basic and diluted (1)	$(561.31)	$(55.41)	$(569.13)	$(114.12)
Weighted-average common shares outstanding – basic and diluted (1)	132,911	101,721	127,956	83,310

(1)	Periods presented have been adjusted to reflect the 1-for-10 reverse stock split on October 18, 2022 and the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Preferred A Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity attributable to	Non- Controlling	Total Stockholders’
	Shares(1)	Amount(1)	Shares	Amount	Capital(1)	Deficit	Agrify	Interests	Equity
Balance at January 1, 2021	21,058	$—	100,000	$—	$19,831	$(26,510)	$(6,679)	$225	$(6,454)
Stock-based compensation	—	—	—	—	2,135	—	2,135	—	2,135
Beneficial conversion feature associated with amended Convertible Promissory Notes	—	—	—	—	3,869	—	3,869	—	3,869
Conversion of Convertible Notes	8,485	—	—	—	13,100	—	13,100	—	13,100
Issuance of Common Stock – Initial Public Offering (“IPO”), net of fees	31,050	—	—	—	56,961	—	56,961	—	56,961
Issuance of Common Stock – Secondary public offering, net of fees	31,945	—	—	—	79,839	—	79,839	—	79,839
Conversion of Preferred A Stock	6,865	—	(100,000)	—	—	—	—	—	—
Exercise of options	872	—	—	—	439	—	439	—	439
Exercise of warrants	1,201	—	—	—	5	—	5	—	5
Net loss	—	—	—	—	—	(3,810)	(3,810)	(33)	(3,843)
Balance at March 31, 2021	101,476	$—	—	$—	$176,179	$(30,320)	$145,859	$192	$146,051
Stock-based compensation	—	—	—	—	931	—	931	—	931
Exercise of options	393	—	—	—	282	—	282	—	282
Net loss	—	—	—	—	—	(5,636)	(5,636)	200	(5,436)
Balance at June 30, 2021	101,869	$—	—	$—	$177,392	$(35,956)	$141,436	$392	$141,828

(1)	Periods presented have been adjusted to reflect the 1-for-10 reverse stock split on October 18, 2022 and the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the condensed consolidated financial statements.

	Common Stock (As Restated)		Preferred A Stock (As Restated)		Additional Paid-In- Capital(1)	Accumulated Deficit	Total Stockholders’ Equity attributable to Agrify	Non- Controlling Interests	Total Stockholders’ Equity
	Shares(1)	Amount(1)	Shares	Amount	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Balance at January 1, 2022	111,035	$—	—	$—	$196,034	$(58,975)	$137,059	$365	$137,424
Stock-based compensation	—	—	—	—	953	—	953	—	953
Issuance of Common Stock and warrants in private placement	12,252	—	—	—	14,800	—	14,800	—	14,800
Issuance of debt and warrants in private placement	—	—	—	—	—	—	—	—	—
Acquisition of Lab Society	1,490	—	—	—	1,903	—	1,903	—	1,903
Exercise of options	21	—	—	—	10	—	10	—	10
Exercise of warrants	7,916	—	—	—	1	—	1	—	1
Net loss	—	—	—	—	—	1,780	1,780	1	1,781
Balance at March 31, 2022	132,714	$—	—	$—	$213,701	$(57,195)	$156,506	$366	$156,872
Stock-based compensation	—	—	—	—	940	—	940	—	940
Exercise of options	21	—	—	—	10	—	10	—	10
Exercise of warrants	222	—	—	—	1	—	1	—	1
Net loss	—	—	—	—	—	(74,604)	(74,604)	3	(74,601)
Balance at June 30, 2022, as restated	132,957	$—	—	$—	$214,652	$(131,799)	$82,853	$369	$83,222

(1)	Periods presented have been adjusted to reflect the 1-for-10 reverse stock split on October 18, 2022 and the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months ended June 30,
	2022	2021
	(As Restated)
Cash flows from operating activities
Net loss attributable to Agrify Corporation	$(72,824)	$(9,446)
Adjustments to reconcile net loss attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	2,193	313
Impairment on goodwill and intangible assets	69,904	—
Amortization of premium on investment securities	1,055	63
Amortization of debt discount	2,735	—
Amortization of issuance costs	370	—
Interest on investment securities	(1,247)	(73)
Early termination of lease	26	—
Provision for doubtful accounts	8,630	—
Provision for slow-moving inventory	929	—
Deferred income taxes	(262)	—
Prepaid and refundable taxes	(16)	—
Compensation in connection with the issuance of stock options	1,893	3,066
Non-cash interest (income) expense	(1,010)	46
Gain on extinguishment of notes payable, net	—	(2,685)
Loss from disposal of fixed assets	8	25
Change in fair value of contingent consideration	(907)	—
Change in fair value of warrant liabilities	(30,966)	—
Income attributable to non-controlling interests	4	167
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,305)	(11,122)
Inventory	(20,171)	(4,477)
Prepaid expenses and other current assets	785	(2,723)
Right-of-use assets, net	60	25
Accounts payable	(2,324)	86
Accrued expenses and other current liabilities	(4,049)	12,841
Deferred (expense) revenue, net	(1,002)	57
Net cash used in operating activities	(50,491)	(13,837)

Cash flows from investing activities
Purchases of property and equipment	(9,100)	(1,102)
Purchase of securities	(211,030)	(50,280)
Proceeds from the sale of securities	214,449	—
Issuance of loan receivables	(20,443)	(483)
Cash paid for business combination, net of cash acquired	(3,513)	—
Net cash used in investing activities	(29,637)	(51,865)

Cash flows from financing activities
Proceeds from issuance of debt and warrants in private placement, net	62,405	—
Proceeds from issuance of Common Stock and warrants in private placement, net of fees	25,797	—
Proceeds from IPO, net of fees	—	56,961
Proceeds from Secondary public offering, net of fees	—	79,839
Proceeds from exercise of options	19	721
Proceeds from exercise of warrants	2	5
Payments on other financing loans	(243)	—
Payments on insurance financing loans	(1,071)	—
Payments of financing leases	(187)	(94)
Net cash provided by financing activities	86,722	137,432
Net increase in cash and cash equivalents	6,594	71,730
Cash and cash equivalents at the beginning of period	12,014	8,111
Cash and cash equivalents at the end of period	$18,608	$79,841
Cash, cash equivalents, and restricted cash and restricted marketable securities at end of period
Cash and cash equivalents	18,608	79,841
Restricted cash and restricted marketable securities	30,000	—
Total cash, cash equivalents, and restricted cash and restricted marketable securities at the end of period	$48,608	$79,841
Supplemental disclosures of non-cash investing activities
Equipment sold for loan receivable to customer	$—	$289
Supplemental disclosures of non-cash flow information
Initial fair value of warrants	$40,496	$—
Financing of prepaid insurance	$1,928	$—

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

Initial Public Offering and Secondary Public Offering

On February 1, 2021, the Company closed its initial public offering, or (“IPO”), of 31,050 shares of its Common Stock (inclusive of 4,050 shares of Common Stock from the full exercise of the over-allotment option of shares granted to the underwriters). The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File Nos. 333- 251616 and 333-252490), which was declared effective by the SEC on January 27, 2021. In the IPO, Maxim Group LLC and Roth Capital Partners acted as the underwriters. The IPO price for shares of Common Stock was $2,000 per share. The total gross proceeds from the IPO were $62.1 million.

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

On February 19, 2021, the Company consummated a secondary public offering (the “February Offering”) of 27,778 shares of its Common Stock for a price of $2,700.00 per share, less certain underwriting discounts, and commissions. On March 22, 2021, the Company closed on the sale of an additional 4,167 shares of Common Stock on the same terms and conditions pursuant to the exercise of the underwriters’ over-allotment option. The exercise of the over-allotment option brought the total number of shares of Common Stock sold by the Company in connection with the February Offering to 31,944 shares and the total net proceeds received in connection with the February Offering to approximately $80 million, after deducting underwriting discounts and estimated offering expenses. The Company used the net proceeds from the IPO for its current working capital needs, to support revenue growth, to increase inventory, to meet customer demand forecasts, and to support operational growth.

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

The Company has incurred operating losses since its inception and has negative cash flows from operations. The Company also has an accumulated deficit of $131.8 million as of June 30, 2022. In addition, for the quarter ending June 30, 2022, the Company will recognize significant impairment charges to the carrying value of its goodwill and intangible assets and will be in default of certain financial debt covenants associated with its $65 million senior secured promissory note (the “SPA Note”). As a result of its default, the Company is actively working to restructure its existing SPA Note in order to avoid having the note called by the lender. If the lender were to call the debt instrument due to the default, the Company would not have sufficient cash on hand as of June 30, 2022 to pay off the existing debt and default penalty amounts. Cash on hand is approximately $59.9 million, while the debt liability, including the potential default penalty, would be approximately $75.0 million as of June 30, 2022.

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

Cash, Cash Equivalents, and Restricted Cash and Restricted Marketable Securities

Cash and cash equivalents consist principally of cash and deposits with maturities of three months or less as of June 30, 2022 and December 31, 2021. All cash equivalents are carried at cost, which approximates fair value. Restricted cash and restricted marketable securities represent cash required to be held as collateral for the Company’s SPA Note. Accordingly, these balances contain restrictions as to their availability and usage and are classified as restricted cash and restricted marketable securities in the condensed consolidated balance sheets. Additional information relating to the Company’s SPA Note may be found in Note 10 – Debt, included elsewhere in the notes to the condensed consolidated financial statements.

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

Concentration of Credit Risk and Significant Customer

Financial instruments that potentially subject the Company to a concentration of credit risk primarily consist of cash, cash equivalents, restricted cash and restricted marketable securities, and accounts receivable. Cash equivalents primarily consist of money market funds with original maturities of three months or less, which are invested primarily with U.S. financial institutions. Cash deposits with financial institutions, including restricted cash and restricted marketable securities, generally exceed federally insured limits. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.

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

Accounts Receivable, Net

As of June 30, 2022 and December 31, 2021, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

	As of June 30, 2022		As of December 31, 2021
(In thousands)	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
NEIA – Related Party	$2,414	23.1%	$3,498	48.4%
Company Customer Number – 126	$1,541	14.7%	$1,541	21.3%

*	Customer accounts receivable balance, as a percentage of total accounts receivable balance, was less than 10%

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

Based on its interim testing, the Company noted that the carrying value of equity exceeded the calculated fair value by an amount greater than the aggregate value of our goodwill and intangible assets. Accordingly, the Company concluded that the entire carrying value of its goodwill and intangible assets should be impaired, resulting in a second-quarter impairment charge of $69.9 million. Additional information regarding the Company’s interim testing on goodwill may be found in Note 8 – Intangible Assets, Net and Goodwill, included elsewhere in the notes to the condensed consolidated financial statements.

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

Based on its interim testing, the Company noted that the carrying value of equity exceeded the calculated fair value by an amount greater than the aggregate value of our goodwill and intangible assets. Accordingly, the Company concluded that the entire carrying value of its goodwill and intangible assets should be impaired, resulting in a second-quarter impairment charge of $69.9 million. Additional information regarding the Company’s interim testing on intangible assets may be found in Note 8 – Intangible Assets, Net and Goodwill, included elsewhere in the notes to the condensed consolidated financial statements.

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

The Company classifies stock-based compensation expense in its condensed consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified.

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

For contingent consideration arrangements, the Company recognizes a liability at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. Additional information regarding the Company’s contingent consideration arrangements may be found in Note 5 – Fair Value Measures, included elsewhere in the notes to the condensed consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU No. 2020-06 simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of this new accounting guidance had no impact on the Company’s consolidated financial position.

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

Note 2 — Restatement of Current Period

The Company’s financial statements as of and for the three and six-months ended June 30, 2022 have been restated due to the following errors:

PIPE Warrants/SPA Warrants Classification and Measurement

During the six months ended June 30, 2022 the Company entered into several debt and equity financing transactions including i) the issuance of common stock and warrants in a private placement on January 25, 2022 (the “PIPE Warrants”) and ii) the issuance of a note payable with associated warrants on March 14, 2022 (the “SPA Warrants”).

The Company determined that the PIPE Warrants and the SPA Warrants were incorrectly classified as equity and must be reclassified to a liabilities measured at fair value upon issuance and remeasured to fair value at each reporting date. In addition, the Company used an incorrect volatility percentage when calculating the value of the PIPE Warrants and the SPA Warrants upon issuance. As a result of these errors:

●	Additional paid-in capital was overstated by $24.2 million as of June 30, 2022 due to the incorrect classification of the SPA Warrants and the PIPE Warrants as equity rather than liabilities;

●	Warrant liabilities was understated by the fair value of the PIPE Warrants and the SPA Warrants of $9.5 million as of June 30, 2022;

●	Long-term debt and Long-term debt, current was overstated by $9.2 million and $5.5 millions, respectively, as of June 30, 2022 due to the incorrect allocation of the debt discount in connection with the issuance of debt and SPA Warrants, as a result of the improper classification of the SPA Warrants as equity rather than liabilities;

●	Accumulated deficit as of June 30, 2022 was overstated by $29.5 million as a result of the net impact of the following errors in the condensed consolidated statement of operations:

o	The change in fair value of warrant liabilities was understated by $20.2 million and $31.0 million for the three and six-months ended June 30, 2022, respectively, due to the fact that the Company did not appropriately remeasure the fair value of the warrant liabilities through earnings;

o	Interest expense, net was understated by $1.4 million and $1.5 million for the three and six-months ended June 30, 2022 due to incorrect debt discount amortization in connection with the issuance of debt and SPA Warrants, as a result of the improper classification of the SPA Warrants as equity rather than liabilities.

The impact of these/this adjustment(s) is/are shown below in the restated and reclassified condensed consolidated balance sheet, condensed consolidated statement of operations, and condensed consolidated statement of cash flows for the three and six-months ended June 30, 2022.

The following is a summary of the impact of the restatement and reclassifications on the Company’s condensed consolidated balance sheet:

	June 30, 2022
		Adjustments
	Previously Reported	Warrants	Reverse Stock Split	Restated
Assets
Current assets:
Cash and cash equivalents	$18,608	—		$18,608
Restricted cash and restricted marketable securities	30,000	—		30,000
Marketable securities	11,323	—		11,323
Accounts receivable, net of allowance for doubtful accounts of $2,740	10,468	—		10,468
Inventory, net of reserves of $1,871	41,871	—		41,871
Prepaid and refundable taxes	210	—		210
Prepaid expenses and other current assets	5,925	—		5,925
Total current assets	118,405			118,405
Loan receivable, net of allowance for doubtful accounts of $7,079	35,090	—		35,090
Property and equipment, net	11,932	—		11,932
Right-of-use assets, net	2,866	—		2,866
Goodwill	—	—		—
Intangible assets, net	—	—		—
Other non-current assets	2,920	—		2,920
Total assets	$171,213			$171,213
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,157	—		$4,157
Accrued expenses and other current liabilities	27,456	—		27,456
Operating lease liabilities, current	1,084	—		1,084
Long-term debt, current	9,615	(5,536)		4,079
Deferred revenue	3,753	—		3,753
Total current liabilities	46,065			40,529
Warrant liabilities	—	9,530		9,530
Other non-current liabilities	236	—		236
Operating lease liabilities, non-current	1,908	—		1,908
Long-term debt	45,014	(9,226)		35,788
Total liabilities	93,223			87,991

Commitments and Contingencies (Note 18)

Stockholders’ equity:
Common Stock, $0.001 par value per share, 250,000 shares authorized, 132,957 shares issued and outstanding	25	—	(25)	—
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—		—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—		—
Additional paid-in capital	238,854	(24,227)	25	214,652
Accumulated deficit	(161,258)	29,459		(131,799)
Total stockholders’ equity attributable to Agrify	77,621			82,853
Non-controlling interests	369	—		369
Total liabilities and stockholders’ equity	$171,213			$171,213

The following is a summary of the impact of the restatement and reclassifications on the Company’s condensed consolidated statement of operations:

	Three Months ended June 30, 2022				Six Months ended June 30, 2022
		Adjustment				Adjustment
	Previously Reported	Warrants	Reverse Stock Split	Restated	Previously Reported	Warrants	Reverse Stock Split	Restated
Revenue including $1,140 and $2,411from related parties, respectively)	$19,329	—	—	$19,329	$45,350	—	—	$45,350
Cost of goods sold	17,717	—	—	17,717	39,568	—	—	39,568
Gross profit (loss)	1,612			1,612	5,782		—	5,782

General and administrative	19,378	—	—	19,378	29,137	—	—	29,137
Selling and marketing	2,332	—	—	2,332	4,422	—	—	4,422
Research and development	2,438	—	—	2,438	4,522	—	—	4,522
Change in contingent consideration	(907)	—	—	(907)	(907)	—	—	(907)
Impairment of goodwill and intangible assets	69,904	—	—	69,904	69,904	—	—	69,904
Total operating expenses	93,145			93,145	107,078			107,078
Loss from operations	(91,533)			(91,533)	(101,296)			(101,296)
Interest (expense) income, net	(1,927)	(1,384)	—	(3,311)	(1,245)	(1,507)		(2,752)
Other expenses	—	—	—	—	—	—	—	—
Change in fair value of warrant liabilities	—	20,181	—	20,181	—	30,966	—	30,966
Gain on extinguishment of notes payable	—	—	—	—	—	—	—	—
Other (expense) income, net	(1,927)	18,797		16,870	(1,245)	29,459		28,214
Net loss before income taxes	(93,460)	18,797		(74,663)	(102,541)	29,459		(73,082)
Income tax benefit	(62)	—	—	(62)	(262)	—	—	(262)
Net loss	(93,398)	18,797		(74,601)	(102,279)	29,459		(72,820)
Income (loss) attributable to non-controlling interest	3	—	—	3	4	—	—	4
Net loss attributable to Agrify Corporation	$(93,401)	$18,797		$(74,604)	$(102,283)	$29,459		$(72,824)
Net loss per share attributable to Common Stockholders – basic and diluted	$(3.51)	$0.71	$(558.50)	$(561.31)	$(4.00)	$1.15	$(566.28)	$(569.13)
Weighted-average common shares outstanding – basic and diluted	26,582,104	—	(26,449,193)	132,911	25,591,114	—	(25,463,158)	127,956

The following is a summary of the impact of the restatement and reclassifications on the Company’s condensed consolidated statement of cash flows:

	Six Months ended June 30, 2022
Cash flows from operating activities	Previously Reported	Adjustment Warrants	Restated
Net loss attributable to Agrify Corporation	$(102,283)	29,459	$(72,824)
Adjustments to reconcile net loss attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	2,193	—	2,193
Impairment on goodwill and intangible assets	69,904	—	69,904
Amortization of premium on investment securities	1,055	—	1,055
Amortization of debt discount	1,228	1,507	2,735
Amortization of issuance costs	—	370	370
Interest on investment securities	(1,247)	—	(1,247)
Early termination of lease	—	26	26
Provision for doubtful accounts	8,630	—	8,630
Provision for slow-moving inventory	929	—	929
Prepaid and refundable taxes	—	(16)	(16)
Debt issuance costs	2,422	(2,422)	—
Deferred income taxes	(262)	—	(262)
Compensation in connection with the issuance of stock options	1,893	—	1,893
Non-cash interest (income) expense	(1,010)	—	(1,010)
Gain on extinguishment of notes payable, net	—	—	—
Loss from disposal of fixed assets	8	—	8
Change in fair value of contingent consideration	(907)	—	(907)
Change in fair value of warrant liabilities	—	(30,966)	(30,966)
Income (loss) attributable to non-controlling interests	4	—	4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,305)	—	(4,305)
Inventory	(20,171)	—	(20,171)
Prepaid expenses and other current assets	(2,714)	3,499	785
Prepaid and refundable taxes	(16)	16	—
Right-of-use assets, net	86	(26)	60
Other non-current assets	(1,514)	1,514	—
Accounts payable	(4,943)	2,619	(2,324)
Accrued expenses and other current liabilities	(4,000)	(49)	(4,049)
Deferred (expense) revenue, net	(2,560)	1,558	(1,002)
Net cash used in operating activities	(57,580)	7,089	(50,491)

Cash flows from investing activities
Purchases of property and equipment	(6,398)	(2,702)	(9,100)
Purchase of securities	(211,030)	—	(211,030)
Proceeds from the sale of securities	214,449	—	214,449
Issuance of loan receivable	(20,443)	—	(20,443)
Cash paid for business combination, net of cash acquired	(3,513)		(3,513)
Net cash used in investing activities	(26,935)	(2,702)	(29,637)

Cash flows from financing activities
Proceeds from issuance of debt and warrants in private placement	65,000	(2,595)	62,405
Proceeds from issuance of Common Stock and warrants in private placement, net of fees	25,770	27	25,797
Proceeds from IPO, net of fees	—	—	—
Proceeds from Secondary public offering, net of fees	—	—	—
Proceeds from exercise of options	19	—	19
Proceeds from exercise of warrants	2	—	2
Short-term loan payable	2,513	(2,513)	—
Repayments of debt	(2,008)	2,008	—
Payments on other finance loans	—	(243)	(243)
Payments on insurance financing loans	—	(1,071)	(1,071)
Payments of financing leases	(187)	—	(187)
Net cash provided by financing activities	91,109	(4,387)	86,722
Net increase in cash and cash equivalents	6,594		6,594
Cash and cash equivalents at the beginning of period	12,014		12,014
Cash and cash equivalents at the end of period	$18,608		$18,608
Cash, cash equivalents, and restricted cash and restricted marketable securities at end of period
Cash and cash equivalents	$18,608		$18,608
Restricted cash and restricted marketable securities	30,000		30,000
Total cash, cash equivalents, and restricted cash and restricted marketable securities at the end of period	$48,608		$48,608
Supplemental disclosures of non-cash investing activities
Initial fair value of warrants	$—	$40,496	$40,496
Financing prepaid insurance	$—	$1,928	$1,928

The following is a summary of the impact of the restatement and reclassifications on the Company’s condensed consolidated statement of stockholders’ equity as of June 30, 2022:

	Common Stock (Previously Reported)		Common Stock (Restated)		Additional Paid-In Capital (Previously	Additional Paid-In Capital	Accumulated Deficit (Previously	Accumulated Deficit	Total Stockholders’ Equity attributable to Agrify (Previously	Total Stockholders’ Equity attributable to Agrify	Non-Controlling Interests (Previously	Non-Controlling Interests	Total Stockholders’ Equity (Previously	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Reported)	Restated)	Reported)	(Restated)	Reported)	(Restated)	Reported)	(Restated)	Reported)	(Restated)
Balance at January 1, 2022	22,207,103	$21	111,035	$—	$196,013	$196,034	$(58,975)	$(58,975)	$137,059	$137,059	$365	$365	$137,424	$137,424
Stock-based compensation	—	—	—	—	953	953	—	—	953	953	—	—	953	953
Issuance of Common Stock and warrants in private placement	2,450,350	2	12,252	—	25,795	14,800	—	—	25,797	14,800	—	—	25,797	14,800
Issuance of debt and warrants in private placement	—	—	—	—	13,230	—	—	—	13,230	—	—	—	13,230	—
Acquisition of Lab Society	297,929	—	1,490	—	1,903	1,903	—	—	1,903	1,903	—	—	1,903	1,903
Exercise of options	4,220	—	21	—	10	10	—	—	10	10	—	—	10	10
Exercise of warrants	1,583,288	2	7,916	—	(1)	1	—	—	1	1	—	—	1	1
Net loss	—	—	—	—	—	0	(8,882)	1,780	(8,882)	1,780	1	1	(8,881)	1,781
Balance at March 31, 2022	26,542,890	$25	132,714	$—	$237,903	$213,701	$(67,857)	$(57,195)	$170,071	$156,506	$366	$366	$170,437	$156,872
Stock-based compensation	—	—	—	—	940	940	—	—	940	940	—	—	940	940
Exercise of options	4,286	—	21	—	10	10	—	—	10	10	—	—	10	10
Exercise of warrants	44,254	—	222	—	1	1	—	—	1	1	—	—	1	1
Net loss	—	—	—	—	—	—	(93,401)	(74,604)	(93,401)	(74,604)	3	3	(93,398)	(74,601)
Balance at June 30, 2022	26,591,430	$25	132,957	$—	$238,854	$214,652	$(161,258)	$(131,799)	$77,621	$82,853	$369	$369	$77,990	$83,222

The related notes to the condensed consolidated financial statements have also been restated to reflect the error corrections described above.

Note 3 — Revenue and Deferred Revenue

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and generally transfers to its customers the warranties it receives from its vendors, if any, which generally cover this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. The Company maintains a reserve for warranty returns of $579 thousand and $398 thousand for June 30, 2022 and December 31, 2021, respectively. The Company’s reserve for warranty returns is included in accrued expenses and other current liabilities in its condensed consolidated balance sheets. Additional information regarding the Company’s warranty reserve may be found in Note 4 – Supplemental Condensed Consolidated Balance Sheet Information, included elsewhere in the notes to the condensed consolidated financial statements.

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

Deferred revenue balances primarily consist of customer deposits on its cultivation and extraction solutions equipment. As of June 30, 2022 and December 31, 2021, all of the Company’s deferred revenue balances were reported as current liabilities in the accompanying condensed consolidated balance sheets.

Note 4 – Supplemental Condensed Consolidated Balance Sheet Information

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

The changes in the allowance for doubtful accounts consisted of the following:

(In thousands)	Six Months ended June 30, 2022	Year ended December 31, 2021
Allowance for doubtful accounts – beginning of period	$1,415	$54
Provision for doubtful accounts	1,553	1,187
Other adjustments	(228)	174
Allowance for doubtful accounts – end of period	$2,740	$1,415

Bad debt expense was $1.6 million and $0 for the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $0 for the six months ended June 30, 2022 and 2021, respectively.

Prepaid Expenses and Other Current Receivables

Prepaid expenses and other current receivables consisted of the following as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022 (As Restated)	December 31, 2021
Prepaid insurance	$1,645	$492
Prepaid materials	208	—
Prepaid software	210	173
Prepaid expenses, other	1,680	541
Deferred costs	—	353
Other note receivables (1)	1,612	807
Other receivables, other	570	86
Total prepaid expenses and other current assets	$5,925	$2,452

(1)	Other note receivables relate to the current portion of one of its loan receivable balances related to the total turn-key solution (“TTK Solution”) program.

Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Computer and office equipment	$572	$473
Furniture and fixtures	505	385
Leasehold improvements	1,000	841
Machinery and equipment	990	898
Software	308	174
Vehicles	143	143
Research and development of laboratory equipment	254	163
Leased equipment at customer	602	619
Trade show assets	80	80
Total property and equipment, gross	4,454	3,776
Accumulated depreciation	(1,530)	(780)
Construction in progress	9,008	3,236
Total property and equipment, net	$11,932	$6,232

Depreciation expense for the three months ended June 30, 2022 and 2021 was $438 thousand and $109 thousand, respectively, and $817 thousand and $199 thousand for the six months ended June 30, 2022 and 2021, respectively.

Other Non-Current Assets

Other non-current assets consisted of the following as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022 (As Restated)	December 31, 2021
Long-term deferred commissions expense	$2,758	$1,101
Security deposits	162	83
Total other non-current assets	$2,920	$1,184

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Accrued acquisition liability (1)	$10,579	$9,198
Sales tax payable (2)	5,724	5,290
Accrued construction costs	5,155	8,803
Compensation related fees	3,180	3,491
Accrued professional fees	1,348	1,104
Accrued warranty costs	579	398
Accrued consulting fees	133	75
Accrued inventory purchases	586	201
Financing lease liabilities	166	156
Accrued non-income taxes	—	48
Other current liabilities	6	—
Total accrued expenses and other current liabilities	$27,456	$28,764

(1)	Accrued acquisition liabilities include both the contingent consideration and the value of held back Common Stock associated with the 2022 acquisition of Lab Society and the 2021 acquisitions of Precision, Cascade and PurePressure.

(2)	Sales tax payable primarily represents identified sales and use tax liabilities arising from the acquisition of Precision and Cascade. These amounts are included as part of the initial purchase price allocations and are the subject matter of an indemnification claim under the Precision and Cascade acquisition agreement.

Warranty Accrual

The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs:

(In thousands)	Six Months ended June 30, 2022	Year ended December 31, 2021
Warranty accrual – beginning of period	$398	$—
Liabilities accrued for warranties issued during period	181	398
Warranty accrual – end of period	$579	$398

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

At June 30, 2022 and December 31, 2021, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2022 (As Restated)				December 31, 2021
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Mutual funds (included in cash and cash equivalents)	$—	$—	$—	$—	$178	$—	$—	$178
Municipal bonds	4,683	—	—	4,683	9,961	—	—	9,961
Corporate bonds	6,640	—	—	6,640	34,589	—	—	34,589
Total assets	$11,323	$—	$—	$11,323	$44,728	$—	$—	$44,728
Liabilities
Contingent consideration	$—	$—	$6,766	$6,766	$—	$—	$6,137	$6,137
Warrant liabilities	—	—	9,530	9,530	—	—	—	—
Total liabilities	$—	$—	$16,296	$16,296	$—	$—	$6,137	$6,137

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

●	Warrant liabilities were recorded in connection with the issuance of warrants to purchase the Company’s common stock during the first quarter of 2022. As of June 30, 2022 the warrant liabilities were recorded at fair value.

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

Contingent Consideration

The Company has classified its net liability for contingent earn-out considerations to the sellers relating to one acquisition completed during the first quarter of 2022 and two acquisitions completed during fiscal 2021. The fair value for the contingent consideration associated with these acquisitions is within Level 3 of the fair value hierarchy because the associated fair value is determined using significant unobservable inputs, which included the key assumptions to model future revenue, costs of goods sold and operating expense projections. A description of the Company’s acquisitions completed during the first quarter of 2022 and fiscal 2021 are included within Note 9 – Business Combinations, included elsewhere in the notes to the condensed consolidated financial statements.

(In thousands)	Six Months ended June 30, 2022	Year ended December 31, 2021
Contingent consideration – beginning of period	$6,137	$—
Accrued contingent consideration	1,420	4,725
Accretion of contingent consideration	116	—
Change in estimated fair value	(907)	1,412
Contingent consideration – end of period	$6,766	$6,137

The Company included contingent consideration within accrued expenses and other current liabilities in its condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

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

Warrant Liabilities

In January, 2022, the Company issued warrants to purchase up to an aggregate of 15,078 shares of Common Stock in connection with a private placement transaction (the “PIPE Warrants”). The warrants have an exercise price of $1,496.00. In March, 2022, the Company issued warrants to purchase up to an aggregate of 34,406 shares of Common Stock in connection with the issuance of debt (the “SPA Warrants”).

The Company determined that the PIPE Warrants and SPA Warrants did not meet the criteria for permanent equity accounting. As a result, the Company allocated a portion of the offering proceeds to warrant liabilities at its fair value. The fair value was calculated using the Black-Scholes option valuation model using significant inputs.

The grant date fair value of the PIPE Warrants and the SPA Warrants issued during the six months ended June 30, 2022 was calculated used a Black-Scholes model and was determined to be $40.5 million using the following inputs:

	PIPE	SPA
	Warrants	Warrants
Stock price	$1,100.00	$1,228.00
Exercise price	$1,496.00	$1,350.00
Expected term (in years)	5.5	5.5
Annualized volatility	87.53%	87.60%
Annual rate of quarterly dividends	0.0%	0.0%
Discount rate -bond equivalent yield	1.65%	2.12%

The fair value of the PIPE Warrants and the SPA Warrants was remeasured and was determined to be $9.5 million at June 30, 2022, using a Black-Scholes model using the following inputs:

	PIPE	SPA
	Warrants	Warrants
Stock price	$394.00	$394.00
Exercise price	$1,496.00	$1,350.00
Expected term (in years)	5.08	5.20
Annualized volatility	88.00%	87.80%
Annual rate of quarterly dividends	0.0%	0.0%
Discount rate -bond equivalent yield	3.01%	3.02%

The following table sets forth a summary of the changes in the fair value of the Level 3 Warrant Liabilities for the six months ended June 30, 2022:

(In thousands)	Six Months Ended June 30, 2022
Warrant liabilities – beginning of period	$—
Initial fair value of warrant liabilities	40,496
Change in estimated fair value	(30,966)
Warrant liabilities – end of period	$9,530

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

The breakdown of loans receivable by customer as of June 30, 2022 and December 31, 2021 is as follows:

(In thousands)	June 30, 2022	December 31, 2021
Company Customer Number 139 – TTK Solution	$14,730	$5,542
Greenstone – TTK Solution – Related Party	12,457	11,177
Company Customer Number 136 – TTK Solution	8,691	2,439
Company Customer Number 125 – TTK Solution	4,809	1,105
Company Customer Number 140 – TTK Solution	46	46
Company Customer Number 71 – Non-TTK Solution (1)	1,401	1,946
Other – Non-TTK Solutions	35	—
Greenstone – TTK Solution – Related Party – Allowance for doubtful accounts (2)	(7,079)	—
Total loan receivable	$35,090	$22,255

(1)	The current portion of loan receivable are included within Note 4 – Supplemental Condensed Consolidated Balance Sheet Information, included elsewhere in the notes to the condensed consolidated financial statements.

(2)	The Greenstone allowance for doubtful accounts balance consisted of capital advances, accrued interest and VFUs sales. See below for more detailed information about the Greenstone TTK Solution transaction and the current reserve balance.

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

Note 7 — Inventory

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

Note 8 — Intangible Assets, Net and Goodwill

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

Goodwill consisted of the following:

(In thousands)	Six Months ended June 30, 2022	Year ended December 31, 2021
Goodwill – beginning of period	$50,090	$632
Goodwill acquired during period	4,368	49,458
Goodwill impairment loss	(54,747)	—
Goodwill purchase accounting adjustment	289	—
Goodwill – end of period	$—	$50,090

Intangible assets, net as of June 30, 2022 was as follows:

	Intangible Assets, Gross			Accumulated Amortization and Impairment			Intangible Assets, Net
(In thousands)	January 1, 2022	Additions and Retirements, net	June 30, 2022	January 1, 2022	Expense and Retirements, net	June 30, 2022	January 1, 2022	June 30, 2022
Trade names	$2,418	$317	$2,735	$(227)	$(2,508)	$(2,735)	$2,191	$—
Customer relationships	6,176	713	6,889	(302)	(6,587)	(6,889)	5,874	—
Acquired developed technology	4,911	1,432	6,343	(191)	(6,152)	(6,343)	4,720	—
Non-compete agreements	1,202	—	1,202	(60)	(1,142)	(1,202)	1,142	—
Capitalized website costs	245	—	245	(100)	(145)	(245)	145	—
Total intangible assets, net	$14,952	$2,462	$17,414	$(880)	$(16,534)	$(17,414)	$14,072	$—

Intangible assets, net as of December 31, 2021 was as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
(In thousands)	January 1, 2021	Additions and Retirements, net	December 31, 2021	January 1, 2021	Expense and Retirements, net	December 31, 2021	January 1, 2021	December 31, 2021
Trade names	$930	$1,488	$2,418	$(88)	$(139)	$(227)	$842	$2,191
Customer relationships	850	5,326	6,176	(89)	(213)	(302)	761	5,874
Acquired developed technology	—	4,911	4,911	—	(191)	(191)	—	4,720
Non-compete agreements	—	1,202	1,202	—	(60)	(60)	—	1,142
Capitalized website costs	139	106	245	(48)	(52)	(100)	91	145
Total intangible assets, net	$1,919	$13,033	$14,952	$(225)	$(655)	$(880)	$1,694	$14,072

Amortization expense recorded in general and administrative in the condensed consolidated statements of operations were $1.4 million and $57 thousand for the three months ended June 30, 2022 and 2021, respectively, and $703 thousand and $115 thousand for the six months ended June 30, 2022 and 2021, respectively.

Note 9 — Business Combination

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

The Merger Agreement includes customary post-closing adjustments, representations and warranties, and covenants of the parties. The Owners may become entitled to additional consideration with a value of up to $3.5 million based on the eligible net revenues achieved by the Lab Society business during the fiscal years ending December 31, 2022 and December 31, 2023, of which 50% will be payable in cash and the remaining 50% will be payable by issuing shares of Common Stock. Additional information regarding the Company’s contingent consideration arrangements may be found in Note 5 – Fair Value Measures, included elsewhere in the notes to the condensed consolidated financial statements.

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

The following table sets forth the components and the allocation of the purchase price for the business combination:

(In thousands)
Purchase price consideration
Estimated closing proceeds	$4,002
Transaction expenses	80
Closing buyer shares	1,904
Holdback buyer shares	816
Earn-out consideration	1,420
Estimated working capital adjustment	(255)
Fair value of total consideration transferred	7,967
Total purchase price, net of cash acquired	$7,402

Fair value allocation of purchase price
Cash and cash equivalents	$565
Accounts receivable	511
Inventory	2,130
Prepaid expenses and other current receivables	55
Right–- of-use assets, net	304
Property and equipment, net	177
Prepaid and refundable taxes	194
Accounts payable, accrued expenses, and other current liabilities	(1,244)
Deferred revenue	(963)
Deferred tax liability	(237)
Finance lease liabilities, current	(36)
Finance lease liabilities, non-current	(35)
Operating lease liabilities, current	(112)
Operating lease liabilities, non-current	(192)
Acquired intangible assets	2,462
Goodwill	4,388
Total purchase price	$7,967

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

During the three-month period ended June 30, 2022, the Company identified a potential impairment triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there may be an impairment to the carrying value of its long-lived assets and accordingly performed interim testing to determine the proper fair value of its long-lived assets as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 8 – Intangible Assets, Net and Goodwill, included elsewhere in the notes to the condensed consolidated financial statements.

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

The Purchase Agreement includes customary post-closing adjustments, representations and warranties and covenants of the parties. The Sinclair Members may become entitled to additional shares of Common Stock (the “True-Up Buyer Shares”) and cash (together with the True-Up Buyer Shares, the “Aggregate True-Up Payment) based on the eligible net revenues (as defined in the Purchase Agreement) achieved by the Cascade and Precision businesses during the fiscal year ending December 31, 2021. However, in no event shall the aggregate purchase price paid by the Company pursuant to the terms of the Purchase Agreement, taking into account any Aggregate True-Up Payment in favor of the Sinclair Members, exceed $65.0 million. As of June 30, 2022, the fair value of the contingent earn-out consideration totaled $5.6 million based on Sinclair Members achieving certain revenue targets. Additional information regarding the Company’s contingent consideration arrangements may be found in Note 5 – Fair Value Measures and Note 20 – Subsequent Events, included elsewhere in the notes to the condensed consolidated financial statements.

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

During the three-month period ended June 30, 2022, the Company identified a potential impairment triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there may be an impairment to the carrying value of its long-lived assets and accordingly performed interim testing to determine the proper fair value of its long-lived assets as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 8 – Intangible Assets, Net and Goodwill, included elsewhere in the notes to the condensed consolidated financial statements.

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

The Pure Purchase Agreement includes customary post-closing adjustments, representations and warranties and covenants of the parties. The Members may become entitled to additional consideration with a value of up to $3.0 million based on the eligible net revenues achieved by the PurePressure business during the fiscal years ending December 31, 2022 and December 31, 2023, of which 40% will be payable in cash and the remaining 60% will be payable by issuing shares of Common Stock (collectively, the “Earn-out Consideration”). Additional information regarding the Company’s contingent consideration arrangements may be found in Note 5 – Fair Value Measures, included elsewhere in the notes to the condensed consolidated financial statements.

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

During the three-month period ended June 30, 2022, the Company identified a potential impairment triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there may be an impairment to the carrying value of its long-lived assets and accordingly performed interim testing to determine the proper fair value of its long-lived assets as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 8 – Intangible Assets, Net and Goodwill, included elsewhere in the notes to the condensed consolidated financial statements.

Note 10 – Debt

The Company’s debt consisted of:

	June 30, 2022 (As Restated)	December 31, 2021
Note payable – SPA Note	$65,000	$—
PPP Loan	779	804
Navitas Loan	32	—
Other notes payable (1)	848	297
Total debt	66,659	1,101
Less: unamortized debt discount	(26,792)	—
Total debt, net of debt discount	39,867	1,101
Less: current portion, net of current unamortized debt discount	(4,079)	(1,089)
Long-term debt	$35,788	$12

(1)	Other notes payable relate to a one-year insurance premium that was financed over nine months.

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

For the quarter ending June 30, 2022, the Company is in default of certain of financial debt covenants associated with its SPA Note. As a result of this default, the lender would have the ability to call the balance of the note, along with a 115% penalty, amounting to a total repayment obligation of approximately $75.0 million ($65.0 million in principal and $9.8 million of default penalty), plus increase the interest due on the outstanding unpaid balance(s) from 6.75% to 15%. All amounts due would immediately become a current liability in the event the lender were to call the note. If the lender were to call the debt instrument due to the default, the Company would not have sufficient cash on hand as of June 30, 2022 to pay off the existing debt and default penalty amounts. As of June 30, 2022, cash, restricted cash, cash equivalents, and marketable securities were approximately $59.9 million, which would be insufficient to cover the combined amount of debt liability, including the default penalty amount.

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

The following table provides a breakdown of the SPA Note balances as of June 30, 2022:

(In thousands)	Balance at January 1, 2022	Additions	Payments	Amortization of Debt Discount	Balance at June 30, 2022
Accrued interest expense	$—	(1,195)	829	—	$(366)

Principal	$—	$65,000	$—	$—	$65,000
Notes payable, discount	—	(32,196)	—	2,984	(29,212)
Net carrying amount	$—	$32,804	$—	$2,984	$35,788

The following table summarizes the short-term and long-term portions of the SPA Note as of June 30, 2022:

(In thousands)	Short-Term	Long-Term	Notes Payable, Net
Principal	$13,000	$52,000	$65,000
Unamortized discount	(10,953)	(18,259)	(29,212)
Net carrying amount	$2,047	$33,741	$35,788

As of June 30, 2022, future minimum principal payments of the SPA Note were as follows:

Years ending December 31 (In thousands),
Remaining 2022	$—
2023	28,600
2024	31,200
2025	5,200
2026 and thereafter	—
Total future payments	$65,000

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

Note 11 — Leases

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

Note 13 — Stockholders’ Equity

On January 9, 2020, the Company increased its authorized number of shares of Common Stock to 265,000, consisting of: 250,000 shares of Common Stock, and 3,000,000 shares of Preferred Stock. Additional information regarding the Company’s amendment to the Articles of Incorporation may be found in Note 20–- Subsequent Events, included elsewhere in the notes to the condensed consolidated financial statements. On January 9, 2020, the Company designated 100,000 shares of the 3,000,000 authorized shares of Preferred Stock, as Series A Convertible Preferred Stock (“Series A Preferred Stock”).

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

Private Placement

On January 25, 2022, the Company entered into a Securities Purchase Agreement (the “Securities Agreement”) with an institutional investor and other accredited investors for the sale by the Company of (i) 12,252 shares (the “SA Shares”) of Common Stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 7,853 shares of Common Stock and (iii) warrants to purchase up to an aggregate of 15,079 shares of Common Stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “SA Warrants”), in a private placement offering. The combined purchase price for one share of Common Stock (or one Pre-Funded Warrant) and accompanying fraction of a Common Warrant was $1,360.

Subject to certain ownership limitations, the SA Warrants are exercisable six months from issuance. Each Pre-Funded Warrant was exercisable into one share of Common Stock at a price per share of $0.00001 (as adjusted from time to time in accordance with the terms thereof). Each Common Warrant is exercisable into one share of Common Stock at a price per share of $1,496 (as adjusted from time to time in accordance with the terms thereof) and will expire on the fifth anniversary of the initial exercise date. The institutional investor that received the Pre-Funded Warrants fully exercised such warrants in March 2022.

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

Issuance of Common Stock in Connection with Acquisitions

On October 1, 2021, the Company issued an aggregate of 3,332 shares of its Common Stock to the Precision and Cascade shareholders in connection with the Company’s acquisition of Precision and Cascade. Refer to Note 9 – Business Combinations, included elsewhere in the notes to the condensed consolidated financial statements.

On December 31, 2021, the Company issued an aggregate of 1,202 shares of its Common Stock to the PurePressure shareholders in connection with the Company’s acquisition of PurePressure. Refer to Note 9 – Business Combinations, included elsewhere in the notes to the condensed consolidated financial statements.

On February 1, 2022, the Company issued an aggregate of 1,491 shares of its Common Stock to the Lab Society shareholders in connection with the Company’s acquisition of Lab Society. Refer to Note 9 – Business Combinations, included elsewhere in the notes to the condensed consolidated financial statements.

Note 14 — Stock-Based Compensation and Employee Benefit Plans

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which replaced the 2020 Stock Option Plan (the “2020 Plan”). The 2022 Plan provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards and cash-based awards. The aggregate number of shares of Common Stock that may be reserved and available for grant and issuance under the 2022 Plan is 26,483 shares, which includes the 10,000 shares authorized under the 2022 Plan, plus the rollover of 16,483 issued and outstanding awards under the 2020 Plan. Shares will be deemed to have been issued under the 2022 Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the 2020 Plan or the 2022 Plan expires, is canceled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2022 Plan. The 2022 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors.

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

Stock Option Activity

As of June 30, 2022, there were 10,029 shares of Common Stock available to be granted under the Company’s 2022 Plan.

The following table presents option activity under the Company’s stock option plans for the six months ended June 30, 2022 and the year ended December 31, 2021:

(In thousands, except share and per share data)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	15,666	$702.00	$—
Granted	7,600	2,426.00
Exercised	(3,288)	646.00
Forfeited	(2,151)	796.00
Canceled	(5)	886.00
Options outstanding at December 31, 2021	17,822	1,436.00	$62.86
Granted	—	—
Exercised	(43)	458.00
Forfeited	(759)	1,362.00
Canceled	(565)	2,330.00
Options outstanding at June 30, 2022	16,455	$1,410.00	$—

Options vested and exercisable as of June 30, 2022	11,384	$1,152.00
Options vested and expected to vest as of June 30, 2022	15,795	$1,386.00

2022 Employee Stock Purchase Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Employee Stock Purchase Plan (““ESPP””). The Company has initially reserved 2,500 shares of Common Stock for issuance under the ESPP. On June 30, 2022, 2,500 shares were available for future issuance.

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

Note 15 — Stock Warrants

The following table presents all warrant activity of the Company for the six months ended June 30, 2022 and the year ended December 31, 2021:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding at December 31, 2020	4,140	$4.00
Granted	1,890	4.00
Exercised	(4,672)	4.00
Warrants outstanding at December 31, 2021	1,358	4.00
Granted	57,339	1,204.00
Exercised	(8,138)	4.00
Warrants outstanding at June 30, 2022	50,559	$1,364.00

The Company received proceeds from the exercise of warrants of less than $1 thousand for both the three months ended June 30, 2022 and June 30, 2021, and $2 thousand and $5 thousand for the six months ended June 30, 2022 and 2021, respectively.

Note 16 — Income Taxes

The Company’s effective income tax rate was 0.1% and 0.0% for the three months ended June 30, 2022 and 2021, respectively. The income tax benefit was $(62) thousand and $0 for the three months ended June 30, 2022 and 2021, respectively. The difference between the Company’s effective tax rates for the 2022 and 2021 periods and the U.S. statutory tax rate of 21% was primarily due to a valuation allowance recorded against certain deferred tax assets. The change in income tax benefit for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to a goodwill impairment charge recorded during the second quarter of 2022 which resulted in a $(62) thousand benefit related to the reversal of the Company’s deferred tax liability on indefinite-lived assets.

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

Note 17 — Net Loss Per Share

Net income (loss) per share calculations for all periods have been adjusted to reflect the Company’s Reverse Stock Split. Net income (loss) per share was calculated based on the weighted-average number of its Common Stock then outstanding.

Basic net income (loss) per share is calculated using the weighted-average number of Common Stock outstanding during the periods. Net income (loss) per share, assuming dilution, is calculated using the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including Common Stock equivalents and convertible securities. For periods during which the Company recorded a net loss, diluted net income (loss) per share is equal to basic net income loss per share because the effect of dilutive securities outstanding during the periods, including options and warrants computed using the treasury stock method, is anti-dilutive.

The components of basic and diluted net income (loss) per share were as follows:

	Three Months ended June 30,		Six Months ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to Agrify Corporation	$(74,604)	$(5,636)	$(72,824)	$(9,446)
Accrued dividend attributable to Preferred A Stockholders	—	—	—	(61)
Net loss available for Common Stockholders	$(74,604)	$(5,636)	$(72,824)	$(9,507)
Denominator:
Weighted-average common shares outstanding – basic and diluted	132,911	101,721	127,956	83,310
Net loss per share attributable to Common Stockholders – basic and diluted	$(561.31)	$(55.41)	$(569.13)	$(114.12)

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

	June 30, 2022	June 30, 2021
Options outstanding	16,455	19,848
Warrants outstanding	50,559	4,830
	67,014	24,678

Note 18 — Commitments and Contingencies

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

Committed Purchase Agreement with Related Party – Greenstone

On December 29, 2021, Greenstone purchased 239 VFUs from the Company of which 60 VFUs were already in Greenstone possession under a lease agreement. Under the lease agreement, Greenstone owed the Company a production service fee of $300 per pound of flower produced and contained an option to purchase the equipment within the lease agreement. The term of this agreement was for ten years, but it was terminated upon signing the purchase agreement for the 239 VFUs. There is no remaining obligation under the lease agreement. The remaining 179 VFUs were shipped to Greenstone storage facility on December 30, 2021 and December 31, 2021. Greenstone is a related party to the Company. Additional information regarding recent developments with Greenstone may be found in Note 6 – Loan Receivable, included elsewhere in the notes to the condensed consolidated financial statements.

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

Refer to Note 10 – Debt, included elsewhere in the notes to the condensed consolidated financial statements for details of the Company’s future minimum debt payments. Refer to Note 11 – Leases, included elsewhere in the notes to the condensed consolidated financial statements for details of the Company’s future minimum lease payments under operating and financing lease liabilities. Refer to Note 16 – Income Taxes, included elsewhere in the notes to the condensed consolidated financial statements for information regarding income tax contingencies.

Note 19 — Related Parties

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

The following table describes the net purchasing (sales) activity with entities identified as related parties to the Company:

	Three Months ended June 30,		Six Months ended June 30,
(In thousands)	2022	2021	2022	2021
Bluezone	$—	$93	$5	$93
4D Bios (1)	—	—	—	447
Cannae Policy Group	—	—	25	—
Topline Performance Group	38	—	70	—
NEIA	(1,129)	(10,895)	(1,763)	(16,355)
Greenstone	409	—	180	—
Valiant Americas, LLC	4,855	640	9,805	1,717
Living Greens Farm	—	—	—	(58)

(1)	Purchases from 4D Bios for the six months ended June 30, 2021 include $384 thousand for a down payment on inventory orders.

The following table summarizes net related party receivable (payable) as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Cannae Policy Group	$—	$(8)
Cannaquip	—	(21)
Greenstone (net of allowance for doubtful accounts of $7,079 and $0 at June 30, 2022 and December 31, 2021, respectively) (1)	5,378	11,177
Living Greens Farm (2)	—	34
NEIA	2,415	3,500
Valiant Americas, LLC	98	(922)
Topline Performance Group	(9)	—

(1)	The Greenstone allowance for doubtful accounts balance consisted of capital advances, accrued interest and VFUs sales. Additional information regarding recent developments with Greenstone may be found in Note 6 – Loan Receivable, included elsewhere in the notes to the condensed consolidated financial statements.

(2)	The balance was fully reserved at June 30, 2022 due to an ongoing dispute with the customer.

Note 20 — Subsequent Events

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

Recent Business Developments

Private Placement

On January 25, 2022, we entered into a Securities Purchase Agreement (the “Securities Agreement”) with an institutional investor and other accredited investors for the sale by us of (i) 12,252 shares (the “SA Shares”) of the our Common Stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 7,853 shares of Common Stock and (iii) warrants to purchase up to an aggregate of 15,079 shares of Common Stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “SA Warrants”), in a private placement offering. The combined purchase price for one share of Common Stock (or one Pre-Funded Warrant) and the accompanying fraction of a Common Warrant was $1,360.00.

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

We withheld 638 of the Buyer Shares issuable to the Owners (the “Holdback Lab Buyer Shares”) for the purpose of securing any post-closing adjustment owed to us and any claim for indemnification or payment of damages to which we may be entitled under the Merger Agreement. The Holdback Lab Buyer Shares shall be released following the twelve-month anniversary of the Closing Date in accordance with and subject to the conditions of the Merger Agreement. Additional information regarding the Company’s contingent consideration arrangements may be found in Note 5 – Fair Value Measures, included elsewhere in the notes to the condensed consolidated financial statements.

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

During the three-month period ended June 30, 2022, the Company identified a potential impairment triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there may be an impairment to the carrying value of its long-lived assets and accordingly performed interim testing to determine the proper fair value of its long-lived assets as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 8– Intangible Assets, Net and Goodwill, included elsewhere in the notes to the condensed consolidated financial statements.

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

For the quarter ending June 30, 2022, we defaulted on certain of financial debt covenants associated with our SPA Note. As a result of this default, the lender would have the ability to call the balance of the note, along with a 115% penalty, amounting to a total repayment obligation of approximately $75.0 million ($65.0 million in principal and $9.8 million of default penalty), plus increase the interest due on the outstanding unpaid balance(s) from 6.75% to 15%. All amounts due would immediately become a current liability in the event the lender were to call the note. If the lender were to call the debt instrument due to the default, we would not have sufficient cash on hand as of June 30, 2022 to pay off the existing debt and default penalty amounts. As of June 30, 2022, cash, restricted cash, cash equivalents, and marketable securities totaled approximately $59.9 million, which would be insufficient to cover the combined amount of debt liability, including the default penalty amount.

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

During the three-month period ended June 30, 2022, the Company identified a potential impairment triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there may be an impairment to the carrying value of its long-lived assets and accordingly performed interim testing to determine the proper fair value of its long-lived assets as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 8 – Intangible Assets, Net and Goodwill, included elsewhere in the notes to the condensed consolidated financial statements.

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

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months ended June 30,		Six Months ended June 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Revenue	$19,329	$11,825	$45,350	$18,833
Cost of goods sold	17,717	11,298	39,568	18,846
Gross profit (loss)	1,612	527	5,782	(13)

General and administrative	19,378	4,399	29,137	8,857
Selling and marketing	2,332	782	4,422	1,398
Research and development	2,438	774	4,522	1,656
Change in contingent consideration	(907)	—	(907)	—
Impairment of goodwill and intangible assets	69,904	—	69,904	—
Total operating expenses	93,145	5,955	107,078	11,911
Loss from operations	(91,533)	(5,428)	(101,296)	(11,924)
Interest income (expense), net	(3,311)	55	(2,752)	23
Other expenses	-	(63)	-	(63)
Change in fair value of warrant liabilities	20,181	-	30,966	-
Gain on extinguishment of notes payable	—	—	—	2,685
Other income, net	16,870	(8)	28,214	2,645
Net income (loss) before income taxes	(74,663)	(5,436)	(73,082)	(9,279)
Income tax benefit	(62)	—	(262)	—
Net income (loss)	(74,601)	(5,436)	(72,820)	(9,279)
Income (loss) attributable to non-controlling interest	3	200	4	167
Net income (loss) attributable to Agrify Corporation	$(74,604)	$(5,636)	$(72,824)	$(9,446)
Net income (loss) per share attributable to Common Stockholders – basic and diluted	$(561.31)	$(55.41)	$(569.13)	$(114.12)
Weighted-average common shares outstanding – basic and diluted	132,911	101,721	127,956	83,310

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

The following table provides a breakdown of our revenue for the three and six months ended June 30, 2022 and 2021:

	Three Months ended June 30,			%	Six Months ended June 30,			%
(In thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Cultivation solutions, including ancillary products and services	$321	$1,124	$(803)	(71)%	$703	$1,353	$(650)	(48)%
Agrify Insights™ cultivation software	44	—	44	100%	45	8	37	463%
Facility build-outs	9,006	10,701	(1,695)	(16)%	22,217	17,472	4,745	27%
Extraction solutions	9,958	—	9,958	100%	22,385	—	22,385	100%
Total revenue	$19,329	$11,825	$7,504	64%	$45,350	$18,833	$26,517	141%

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

The following table provides a breakdown of our cost of goods sold for the three and six months ended June 30, 2022 and 2021:

	Three Months ended June 30,			%	Six Months ended June 30,			%
(In thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Cultivation solutions, including ancillary products and services	$1,335	$1,117	$218	20%	$1,740	$1,886	$(146)	(8)%
Agrify Insights™ cultivation software	—	—	—	—%	—	—	—	—%
Facility build-outs	8,712	10,181	(1,469)	(14)%	21,788	16,960	4,828	28%
Extraction solutions	7,670	—	7,670	100%	16,040	—	16,040	100%
Total cost of goods sold	$17,717	$11,298	$6,419	57%	$39,568	$18,846	$20,722	110%

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

Gross Profit (Loss)

	Three Months ended June 30,			%	Six Months ended June 30,			%
(In thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Gross profit (loss)	$1,612	$527	$1,085	206%	$5,782	$(13)	$5,795	44,577%

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

General and Administrative

	Three Months ended June 30,			%	Six Months ended June 30,			%
(In thousands)	2022	2021	Change	Change	2022	2021	Change	Change
General and administrative	$19,378	$4,399	$14,979	341%	$29,137	$8,857	$20,280	229%

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

G&A expense increased by $15.0 million, or 341%, for the three months ended June 30, 2022, compared to the same period in 2021. The primary driver of the increase in comparative general and administrative expense in the second quarter of 2022 is largely the result of an $8.6 million increase in trade and loan receivable allowances recorded during the quarter. During the second quarter of 2022, the Company increased its trade receivables reserve by approximately $1.5 million and its loans receivable reserve by approximately $7.1 million, specifically related to Greenstone Holdings (“Greenstone”). Both reserves were deemed necessary due to the current financial instability within the cannabis industry. The Company specifically established the loan reserve related to Greenstone based upon its review of Greenstone’s financial stability, which would impact collectability and is primarily the result of unfavorable market conditions within the Colorado market. The Company will continue to monitor the operations of Greenstone in an effort to collect all outstanding receivables but due to the uncertain nature of Greenstone’s business at this time the Company has made the decision to place a reserve against the loan receivable amounts. Additional information regarding recent developments with Greenstone may be found in Note 6 – Loan Receivable, included elsewhere in the notes to the condensed consolidated financial statements

Other year-over-year increases in the second quarter of 2022 general and administrative expenses included $3.9 million of incremental G&A expenses related to our acquisition of Lab Society in 2022 and acquisitions of Precision, Cascade and PurePressure in 2021, an increase in wage and benefits-related expenses of $1.1 million, an increase in facility and other related expenses of $936 thousand, an $800 thousand legal settlement accrual, an increase in directors’ and officers’ insurance of $182 thousand, an increase in investor relations of $133 thousand and an increase in depreciation and amortization of $34 thousand.

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

Selling and Marketing

	Three Months ended June 30,			%	Six Months ended June 30,			%
(In thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Selling and marketing	$2,332	$782	$1,550	198%	$4,422	$1,398	$3,024	216%

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

Research and Development

	Three Months ended June 30,			%	Six Months ended June 30,			%
(In thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Research and development	$2,438	$774	$1,664	215%	$4,522	$1,656	$2,866	173%

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

Change in contingent consideration

	Three Months ended June 30,			%	Six Months ended June 30,			%
(In thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Change in contingent consideration	$(907)	$—	$(907)	(100)%	$(907)	$—	$(907)	(100)%

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

Impairment of Goodwill and intangible assets

	Three Months ended June 30,			%	Six Months ended June 30,			%
(In thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Impairment of Goodwill and intangible assets	$69,904	$—	$69,904	100%	$69,904	$—	$69,904	100%

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

Based on its interim testing, the Company noted that the current carrying value of equity significantly exceeded the calculated fair value of equity, by an amount greater than the aggregate value of our goodwill and intangible assets. Accordingly, the Company concluded that the entire carrying value of its goodwill and intangible assets should be impaired, resulting in a second-quarter impairment charge of $69.9 million. Additional information regarding the Company’s interim testing on goodwill may be found in Note 8 – Intangible Assets, Net and Goodwill, included elsewhere in the notes to the condensed consolidated financial statements.

Other Income (Expense), Net

	Three Months ended June 30,			%	Six Months ended June 30,			%
(In thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Interest (expense) income, net	$(3,311)	$55	$(3,366)	(6,120)%	$(2,752)	$23	$(2,775)	(12,065)%
Other expenses	—	(63)	63	100%	—	(63)	63	(100)%
Change in fair value of warrant liabilities	20,181	—	20,181	100%	30,966	—	30,966	100%
Gain on extinguishment of notes payable	—	—	—	—%	—	2,685	(2,685)	(100)%
Total other (expense) income, net	$16,870	$(8)	$16,878	(210,975)%	$28,214	$2,645	$25,569	967%

Interest (expense) income, net decreased by $(3.4) million, or 6,120%, for the three months ended June 30, 2022 compared to the same period in 2021. The decrease in interest (expense) income, net primarily is attributable to an increase in interest expense, including the amortization of debt discount costs of $(2.7) million related to our SPA Note. This partially was offset by interest income of $654 thousand from our TTK Solutions.

Interest (expense) income, net decreased by $(2.8) million, or 12,065%, for the six months ended June 30, 2022 compared to the same period in 2021. The decrease in interest (expense) income, net primarily is attributable to an increase in interest expense, including the amortization of debt discount costs, of $(2.9) million related to our SPA Note. This partially was offset by interest income of $1.1 million from our TTK Solutions.

Other expenses of $0 for the three and six months ended June 30, 2022, compared to $(63) thousand for the three and six months ended June 30, 2021 are attributable to the amortization of premiums related to the held to maturity securities.

The change in fair value of warrant liabilities during the three and six months ended June 30, 2022 is related to the fair value remeasurement of warrants issued during the six months ended 2022.

Gain on extinguishment of notes payable decreased by $(2.7) million, or 100%, for the six months ended June 30, 2022 compared to the same period in 2021. We recognized a gain on extinguishment of $2.7 million in connection with the derecognition of the net carrying amount of the extinguished debt of $19.6 million (inclusive of $13.1 million of principal, $7.1 million of derivative liabilities, less $587 thousand of debt discount) and the recognition of the $16.9 million fair value of the new convertible notes (including the same principal amount of $13.1 million plus the $3.8 million fair value of the beneficial conversion feature). Additional information relating to the Company’s Gain on extinguishment of notes payable may be found in Note 12 – Convertible Promissory Notes, included elsewhere in the notes to the condensed consolidated financial statements.

Income Tax Benefit

	Three Months ended June 30,			%	Six Months ended June 30,			%
(In thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Income tax benefit	$(62)	$—	$(62)	100%	$(262)	$—	$(262)	100%
Effective tax rate	0.1%	0.0%			0.3%	0.0%

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

Going Concern

We have incurred operating losses since our inception and have negative cash flows from operations. We also have an accumulated deficit of $131.8 million as of June 30, 2022. In addition, for the quarter ending June 30, 2022, we will recognize significant impairment charges to the carrying value of its goodwill and intangible assets and will be in default of certain financial debt covenants associated with its $65 million senior secured promissory note (“the SPA Note). As a result of its default, we are actively working to restructure our existing SPA Note in order to avoid having the note called by the lender. If the lender were to call the debt instrument due to the default, we would not have sufficient cash on hand as of June 30, 2022 to pay off the existing debt and default penalty amounts. Cash on hand is approximately $59.9 million, while the debt liability, including the potential default penalty, would be approximately $75.0 million as of June 30, 2022.

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

Liquidity and Capital Resources

As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $29.9 million and $30 million in restricted cash and restricted marketable securities. Prior to consideration of any debt restructuring, we believe we have sufficient cash on hand to continue operations for the next six to nine months. We have, in each of the past two quarters, used a total of approximately $30.0 million to support our activities in each quarter. Our current working capital needs are to support revenue growth, fund construction and equipment financing commitments associated with our TTK Solutions, manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements and capital expenditures. We anticipate that we will allocate a significant portion of our current balance of working capital to satisfy the financing requirements of our current and future TTK arrangements. These arrangements require a significant amount of upfront capital necessary to fund construction, associated with facility build-outs, and equipment. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

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

For the quarter ending June 30, 2022, we will be in default of certain of financial debt covenants associated with its SPA Note. As a result of this default, the lender would have the ability to call the balance of the note, along with a 115% penalty, amounting to a total repayment obligation of approximately $75.0 million ($65.0 million in principal and $9.8 million of default penalty), plus increase the interest due on the outstanding unpaid balance(s) from 6.75% to 15%. All amounts due would immediately become a current liability in the event the lender were to call the note. If the lender were to call the debt instrument due to the default, we would not have sufficient cash on hand as of June 30, 2022 to pay off the existing debt and default penalty amounts. As of June 30, 2022, cash, restricted cash, cash equivalents, and marketable securities totaled approximately $59.9 million, which would be insufficient to cover the combined amount of debt liability, including the default penalty amount.

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

Summary Statement of Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the six months ended June 30, 2022, and 2021:

(In thousands)	June 30, 2022	June 30, 2021
Net cash (used in) provided by:
Operating activities	$(50,491)	$(13,837)
Investing activities	(29,637)	(51,865)
Financing activities	86,722	137,432
Net increase in cash and cash equivalents	$6,594	$71,730

Cash Flow from Operating Activities

For the six months ended June 30, 2022, we incurred a net loss of $(72.8) million, which included a non-cash gain related to the remeasurement of warrant liabilities of $31.0 million, non-cash expenses of impairment of goodwill and intangible assets of $69.9 million, a provision of $8.6 million to accounts receivable allowance for doubtful accounts ($7.1 million for doubtful accounts related to Greenstone TTK Solution), amortization of issuance costs and amortization of debt discount related to the SPA Note of $3.1 million, $2.2 million related to depreciation and amortization, $1.9 million in connection with the issuance and acceleration of stock options, non-cash interest income of $1.0 million related to TTK Solutions, a provision of slow-moving inventory of $929 thousand, a $(907) thousand change in fair value of contingent consideration associated with the acquisition of Precision, Cascade and Lab Society and a gain attributed to non-controlling interest in the amount of $4 thousand. Net cash was reduced by a $20.2 million increase in inventory due to demand forecast, a $2.3 million decrease in accounts payable, a $4.3 million increase in accounts receivable, a $4.0 million decrease in accrued expenses and other current liabilities, a $0.8 million decrease in prepaid expenses and other current assets, and a $1.0 million decrease in deferred revenue.

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

For the six months ended June 30, 2022, net cash used in investing activities was $(29.6) million, which included cash outflows of $20.4 million related to the issuance of TTK-related loans receivable, $9.1 million of expenditures for property and equipment, $3.5 million paid in connection with our 2022 acquisitions of Lab Society and $3.4 million in net purchases of marketable securities.

For the six months ended June 30, 2021, net cash used in investing activities was $(51.9) million, which included cash outflows of $1.1 million of leasehold improvements, purchasing computer equipment and small machinery, a $483 thousand issuance of loan receivable and $50.3 million purchases of held to maturity securities.

Cash Flow from Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities was $86.7million. Net cash provided by financing activities was primarily driven by our two private placements during 2022. We received $25.8 million in net proceeds from our issuance of Common Stock and warrants in a private placement, and $62.4 million in net proceeds from our issuance of debt and warrants in a private placement. Additionally, we received $21 thousand in proceeds from the exercise of stock options and warrants. Each of the above inflows of cash was offset by $1.5 million in payments relating to financing loans and financing leases.

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

The significant accounting policies and estimates that have been adopted and followed in the preparation of our condensed consolidated financial statements are detailed in Note 2 - Summary of Significant Accounting Policies included in our 2021 Annual Report and Note 1 - Overview, Basis of Presentation and Significant Accounting Policies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no changes in these policies and estimates that had a significant impact on the financial condition and results of operations for the periods covered in this Quarterly Report.

Recently Issued Accounting Pronouncements Adopted

For more information on recently issued accounting pronouncements are included within Note 2 - Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to condensed consolidated financial statements covered under Part I, Item 1 of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements Not Yet Adopted

For more information on new accounting pronouncements not yet adopted are included within Note 2 - Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to condensed consolidated financial statements covered under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the caption Legal Matters in Note 18 - Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which information is incorporated by reference into this Part II, Item 1.

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