Form 10-Q/A
period 2022-09-30
Agrify Corp
filed 2023-10-02
CIK 1800637

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

2468 Industrial Row, Dr.,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2022
Common Stock, $0.001 par value	443,818

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Agrify Corporation.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Agrify Corporation for the quarter ended September 30, 2022, as filed with the Securities and Exchange Commission (“SEC”) on November 14, 2022 (the “Original Filing”).

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

Specifically, the Audit Committee concluded 15,097 warrants issued in a private placement on January 28, 2022 and 34,423 warrants issued in a private placement on March 23, 2022 (collectively, the “Warrants”) should have been classified as a liability measured at fair value, with changes in fair value each period reported in earnings, rather than as a component of equity. The change in fair value of the Warrants is a non-cash charge and will be reflected in the Company’s statement of operations. Additionally, the change in long-term debt classification and issuance costs will also be reflected in the Company’s balance sheet.

As such, the Company is restating in this Form 10-Q/A the unaudited consolidated interim financial statements for the three-month and nine-month period ended September 30, 2022.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1, Financial Information

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2022 (As Restated)	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,151	$12,014
Restricted cash and restricted marketable securities	10,000	—
Marketable securities	381	44,550
Accounts receivable, net of allowance for doubtful accounts of $3,125 and $1,415 at September 30, 2022 and December 31, 2021, respectively	4,559	7,222
Inventory, net of reserves of $1,909 and $942 at September 30, 2022 and December 31, 2021, respectively	41,791	20,498
Prepaid and refundable taxes	204	—
Prepaid expenses and other current assets	4,604	2,452
Total current assets	63,690	86,736
Loan receivable, net of allowance for doubtful accounts of $21,770 and $0 at September 30, 2022 and December 31, 2021, respectively	29,232	22,255
Property and equipment, net	13,208	6,232
Right-of-use assets, net	2,470	1,479
Goodwill	—	50,090
Intangible assets, net	—	14,072
Other non-current assets	1,445	1,184
Total assets	$110,045	$182,048
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,558	$9,151
Accrued expenses and other current liabilities	20,505	28,764
Operating lease liabilities, current	822	814
Long-term debt, current	31,814	1,089
Deferred revenue	10,136	3,772
Total current liabilities	72,835	43,590
Other non-current liabilities	187	318
Warrant liabilities	5,118	—
Operating lease liabilities, non-current	1,744	704
Long-term debt	480	12
Total liabilities	80,364	44,624
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common Stock, $0.001 par value per share, 5,000,000 and 2,500,000 shares authorized at September 30, 2022 and December 31, 2021, respectively, 134,550 and 111,035 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (1)	—	—
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital (1)	218,523	196,034
Accumulated deficit	(189,212)	(58,975)
Total stockholders’ equity attributable to Agrify	29,311	137,059
Non-controlling interests	370	365
Total liabilities and stockholders’ equity	$110,045	$182,048

(1)	Periods presented have been adjusted to reflect the 1-for-1.581804 reverse stock split on January 12, 2021, the 1-for-10 reverse stock split on October 18, 2022, and the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Revenue (including $0, $5,215, $2,411 and $21,570 from related parties, respectively)	$7,019	$15,751	$52,369	$34,584
Cost of goods sold	11,135	16,131	50,703	34,977
Gross (loss) profit	(4,116)	(380)	1,666	(393)

General and administrative	24,126	7,705	53,263	16,562
Selling and marketing	2,160	890	6,582	2,288
Research and development	1,747	827	6,269	2,483
Change in contingent consideration	(602)	—	(1,509)	—
Impairment of goodwill and intangible assets	—	—	69,904	—
Total operating expenses	27,431	9,422	134,509	21,333
Loss from operations	(31,547)	(9,802)	(132,843)	(21,726)
Interest (expense) income, net	(4,654)	45	(7,404)	68
Other income (expense)	1,506	(15)	1,506	(78)
Change in fair value of warrant liabilities	16,268	—	47,234	—
(Loss) gain on extinguishment of notes payable	(38,985)	—	(38,985)	2,685
Other (expense) income, net	(25,865)	30	2,351	2,675
Net loss before income taxes	(57,412)	(9,772)	(130,492)	(19,051)
Income tax benefit	—	—	(262)	—
Net loss	(57,412)	(9,772)	(130,230)	(19,051)
Income (loss) attributable to non-controlling interests	1	(14)	5	153
Net loss attributable to Agrify Corporation	$(57,413)	$(9,758)	$(130,235)	$(19,204)
Net loss per share attributable to Common Stockholders – basic and diluted (1)	$(429.98)	$(93.67)	$(1,003.10)	$(212.57)
Weighted-average common shares outstanding – basic and diluted (1)	133,526	104,172	129,832	90,344

(1)	Periods presented have been adjusted to reflect the 1-for-1.581804 reverse stock split on January 12, 2021, the 1-for-10 reverse stock split on October 18, 2022, and the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Preferred A Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity attributable	Non- Controlling	Total Stockholders’
	Shares (1)	Amount (1)	Shares	Amount	Capital (1)	Deficit	to Agrify	Interests	Equity
Balance at January 1, 2021	21,058	$—	100,000	$—	$19,831	$(26,510)	$(6,679)	$225	$(6,454)
Stock-based compensation	—	—	—	—	3,066	—	3,066	—	3,066
Beneficial conversion feature associated with amended Convertible Promissory Notes	—	—	—	—	3,869	—	3,869	—	3,869
Conversion of Convertible Notes	8,485	—	—	—	13,100	—	13,100	—	13,100
Issuance of Common Stock – Initial Public Offering (“IPO”), net of fees	31,050	—	—	—	56,961	—	56,961	—	56,961
Issuance of Common Stock – Secondary public offering, net of fees	31,945	—	—	—	79,839	—	79,839	—	79,839
Conversion of Preferred A Stock	6,865	—	(100,000)	—	—	—	—	—	—
Exercise of options	1,265	—	—	—	721	—	721	—	721
Exercise of warrants	1,201	—	—	—	5	—	5	—	5
Net loss	—	—	—	—	—	(9,446)	(9,446)	167	(9,279)
Balance at June 30, 2021	101,869	$—	—	$—	$177,392	$(35,956)	$141,436	$392	$141,828
Stock-based compensation	—	—	—	—	941	—	941	—	941
Issuance of common shares in connection with acquisition	40	—	—	—	176	—	176	—	176
Exercise of options	1,829	—	—	—	1,499	—	1,499	—	1,499
Exercise of warrants	2,569	—	—	—	3	—	3	—	3
Net loss	—	—	—	—	—	(9,758)	(9,758)	(14)	(9,772)
Balance at September 30, 2021	106,307	$—	—	$—	$180,011	$(45,714)	$134,297	$378	$134,675

	Common Stock (As Restated)		Preferred A Stock (As Restated)		Additional Paid-In- Capital (1)	Accumulated Deficit	Total Stockholders’ Equity attributable to Agrify	Non- Controlling Interests	Total Stockholders’ Equity
	Shares (1)	Amount (1)	Shares	Amount	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Balance at January 1, 2022	111,035	$—	—	$—	$196,034	$(58,975)	$137,059	$365	$137,424
Stock-based compensation	—	—	—	—	1,893	—	1,893	—	1,893
Issuance of Common Stock and warrants in private placement	12,252	—	—	—	14,800	—	14,800	—	14,800
Issuance of debt and warrants in private placement	—	—	—	—	—	—	—	—	—
Acquisition of Lab Society	1,490	—	—	—	1,903	—	1,903	—	1,903
Exercise of options	42	—	—	—	20	—	20	—	20
Exercise of warrants	8,138	—	—	—	2	—	2	—	2
Net loss	—	—	—	—	—	(72,824)	(72,824)	4	(72,820)
Balance at June 30, 2022	132,957	$—	—	$—	$214,652	$(131,799)	$82,853	$369	$83,222
Stock-based compensation	—	—	—	—	1,645	—	1,645	—	1,645
Issuance of common shares in connection with acquisition	435	—	—	—	2,220	—	2,220	—	2,220
Reclass of warrant liability	—	—	—	—	4	—	4	—	4
Exercise of warrants	158	—	—	—	2	—	2	—	2
Issuance of restricted stock units	1,000	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(57,413)	(57,413)	1	(57,412)
Balance at September 30, 2022	134,550	$—	—	$—	$218,523	$(189,212)	$29,311	$370	$29,681

(1)	Periods presented have been adjusted to reflect the 1-for-1.581804 reverse stock split on January 12, 2021, the 1-for-10 reverse stock split on October 18, 2022, and the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022 (As Restated)	2021
Cash flows from operating activities
Net loss attributable to Agrify Corporation	$(130,235)	$(19,204)
Adjustments to reconcile net loss attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	2,602	508
Impairment on goodwill and intangible assets	69,904	—
Loss (gain) on extinguishment of notes payable, net	38,985	(2,685)
Change in fair value of warrant liabilities	(47,234)	—
Amortization of premium on investment securities	606	522
Amortization of debt discount	4,195	—
Interest on investment securities	(700)	(574)
Provision for doubtful accounts	23,708	—
Provision for slow-moving inventory	967	—
Amortization of issuance costs	508	—
Deferred income taxes	(262)	—
Prepaid and refundable taxes	(10)	—
Compensation in connection with the issuance of stock options	3,538	4,007
Issuance of common shares in connection with acquisition	—	176
Non-cash interest (income) expense	(1,581)	50
Loss from disposal of fixed assets	6	25
Change in fair value of contingent consideration	(1,509)	—
Income attributable to non-controlling interests	5	153
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,217	(7,861)
Inventory	(20,129)	(5,227)
Prepaid expenses and other current assets	969	(3,523)
Right-of-use assets, net	55	62
Other non-current assets	(10)	—
Accounts payable	303	7,906
Accrued expenses and other current liabilities	(8,165)	7,367
Deferred revenue, net	4,247	741
Net cash used in operating activities	(58,020)	(17,557)

Cash flows from investing activities
Purchases of property and equipment	(8,002)	(3,536)
Purchase of securities	(283,271)	(68,461)
Proceeds from the sale of securities	317,593	—
Issuance of loan receivables	(26,942)	(12,686)
Cash paid for business combination, net of cash acquired	(3,513)	—
Net cash used in investing activities	(4,135)	(84,683)

Cash flows from financing activities
Proceeds from issuance of debt and warrants in private placement, net	61,891	—
Proceeds from issuance of Common Stock and warrants in private placement, net of fees	25,797	—
Proceeds from IPO, net of fees	—	56,961
Proceeds from Secondary public offering, net of fees	—	79,839
Proceeds from exercise of options	20	2,220
Proceeds from exercise of warrants	3	9
Repayment of debt in private placement	(33,170)	—
Repayments of notes payable, other	(48)	—
Payments on insurance financing loans	(1,714)	—
Payments of other financing loans	(248)	—
Payments of financing leases	(241)	(154)
Impact of reverse stock split	2	—
Net cash provided by financing activities	52,292	138,875
Net increase in cash and cash equivalents	(9,863)	36,635
Cash and cash equivalents at the beginning of period	12,014	8,111
Cash and cash equivalents at the end of period	$2,151	$44,746
Cash, cash equivalents, and restricted cash and restricted marketable securities at end of period
Cash and cash equivalents	$2,151	$44,746
Restricted cash and restricted marketable securities	10,000	—
Total cash, cash equivalents, and restricted cash and restricted marketable securities at the end of period	$12,151	$44,746
Supplemental disclosures of non-cash information
Equipment sold for loan receivable to customer	$—	$289
Initial fair value of warrants	$50,705	—
Financing of prepaid insurance	$1,928	—

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

The Company has incurred operating losses since its inception and has negative cash flows from operations. The Company also has an accumulated deficit of $189.2 million as of September 30, 2022. The Company’s primary sources of liquidity are its cash and cash equivalents and marketable securities, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC regulations, from the capital markets, including under its at-the-market continuous equity offering (“ATM” or ATM Program”).

As of September 30, 2022, the Company had $12.5 million of cash, cash equivalents, marketable securities, and restricted cash and restricted marketable securities. The Company’s restricted cash and restricted marketable securities is associated with its new senior secured note (the “Exchange Note”) was $10.0 million as of September 30, 2022. Current liabilities were $72.8 million as of September 30, 2022. Additional information regarding the Company’s Exchange Note may be found in Note 10 – Debt, included elsewhere in the notes to the consolidated financial statements.

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

Additional information regarding the Company’s ATM Program and proceeds received subsequent to September 30, 2022, may be found in Note 20 – Subsequent Events, included elsewhere in the notes to the consolidated financial statements.

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

Cash, Cash Equivalents, and Restricted Cash and Restricted Marketable Securities

Cash and cash equivalents consist principally of cash and deposits with maturities of three months or less as of September 30, 2022 and December 31, 2021. All cash equivalents are carried at cost, which approximates fair value. Restricted cash and restricted marketable securities represents cash required to be held as collateral for the Company’s Exchange Note. Accordingly, these balances contain restrictions as to their availability and usage and are classified as restricted cash and restricted marketable securities in the consolidated balance sheets. Additional information relating to the Company’s Exchange Note may be found in Note 10 – Debt, included elsewhere in the notes to the consolidated financial statements.

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

Based on its interim testing, the Company noted that the carrying value of equity exceeded the calculated fair value by an amount greater than the aggregate value of our goodwill and intangible assets. Accordingly, the Company concluded that the entire carrying value of its goodwill and intangible assets should be impaired, resulting in a second-quarter impairment charge of $69.9 million. Additional information regarding the Company’s interim testing on goodwill may be found in Note 8 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

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

Based on its interim testing, the Company noted that the carrying value of equity exceeded the calculated fair value by an amount greater than the aggregate value of our goodwill and intangible assets. Accordingly, the Company concluded that the entire carrying value of its goodwill and intangible assets should be impaired, resulting in a second-quarter impairment charge of $69.9 million. Additional information regarding the Company’s interim testing on intangible assets may be found in Note 8 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

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

On January 25, 2022, the Company entered into a Securities Purchase Agreement (the “Securities Agreement”) with an institutional investor and other accredited investors for the sale by the Company of (i) 12,252 shares (the “SA Shares”) of Common Stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 7,853 shares of Common Stock and (iii) warrants to purchase up to an aggregate of 15,079 shares of Common Stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “PIPE Warrants”), in a private placement offering.

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

On August 18, 2022, the Company reached an agreement with its institutional lender to amend its existing Securities Purchase Agreement and entered into a Securities Exchange Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the Company issued a new warrant to purchase 71,138 shares of Common Stock (the “Note Exchange Warrant”) and modified the existing SPA Warrant. The Company exchanged the SPA Warrant for a new warrant for the same number of underlying shares but with a reduced exercise price (the “Modified Warrants” and, collectively with the Note Exchange Warrant, the “Warrant Liabilities”). As of September 30, 2022, the Company had outstanding liability-classified Warrant Liabilities that allows the accredited investor (the “Investor”) to purchase the Company’s Common Stock. Additional information regarding the Exchange Agreement and Warrant Liabilities may be found in Note 5 – Fair Value Measures and Note 10 – Debt, included elsewhere in the notes to the condensed consolidated financial statements.

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

Net loss per share calculations for all periods have been adjusted to reflect the reverse stock splits effected on January 12, 2021,October 18, 2022, and July 5, 2023. Net loss per share was calculated based on the weighted-average number of Common Stock outstanding.

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

Note 2 — Restatement of Current Period

The Company’s financial statements as of and for the three and nine months ended September 30, 2022 have been restated due to the following errors:

Pipe Warrants/Original SPA Warrants Classification and Measurement

During the nine months ended September 30, 2022 the Company entered into several debt and equity financing transactions including i) the issuance of common stock and warrants in a private placement on January 25, 2022 (the “PIPE Warrants”), ii) the issuance of a note payable (the “SPA Note”) with associated warrants on March 14, 2022 (the “SPA Warrants”), iii) the prepayment of the SPA Note on August 18, 2022 and the exchange of the remaining balance for a new note payable (the “Exchange Note”), the modification of the SPA Warrants (the “Modified Warrants”), and the issuance of new warrants (the “New Warrants”).

In connection with the aforementioned transactions, the Company determined that the PIPE Warrants and the SPA Warrants were incorrectly classified as equity and must be reclassified to liabilities measured at fair value upon issuance and remeasured to fair value at each reporting date. In addition, the Company used an incorrect volatility percentage when calculating the value of the PIPE Warrants, the SPA Warrants, and the New Warrants upon issuance. As a result of these errors:

●	Additional paid-in capital was overstated by $24.0 million as of September 30, 2022 due to the incorrect classification of the SPA Warrants and the PIPE Warrants as equity rather than liabilities;

●	Warrant liabilities was understated by the fair value of the PIPE Warrants, the Modified SPA Warrants, and New Warrants of $4.1 million as of September 30, 2022;

●	Long-term debt and Long-term debt, current was understated by $29.9 million and overstated by $31.3 million, respectively, as of September 30, 2022 due to the incorrect allocation of the debt discount in connection with the issuance of debt and SPA Warrants, as a result of the improper classification of the SPA Warrants as equity rather than liabilities;

●	Accumulated deficit as of September 30, 2022 was overstated by $18.3 million as a result of the net impact of the following errors in the consolidated statement of operations:

ο	The change in fair value of warrant liabilities was understated by $10.6 million and $41.5 million during the three and nine months ended September 30, 2022, respectively due to the fact that the Company did not appropriately remeasure the fair value of the warrant liabilities as of September 30, 2022 through earnings;

ο	Interest expense, net was understated by $675 thousand and $2.2 million during the three and nine months ended September 30, 2022, respectively due to incorrect debt discount amortization in connection with the issuance of debt and SPA Warrants, as a result of the improper classification of the SPA Warrants as equity rather than liabilities.

ο	The gain on extinguishment of notes payable was understated by $21.1 million during the three and nine months ended September 30, 2022

Long-term Debt Classification

The Company incorrectly classified the Exchange Note as long-term debt. However, as the Investor has the option of requiring the Company to redeem the Exchange Note on the one-year or two-year anniversaries of issuance subject to certain conditions, the Exchange Note must be classified as a current liability. As a result of this error:

●	Long-term debt, current was understated by $31.3 million as of September 30, 2022;

●	Long-term debt was overstated by $29.9 million as of September 30, 2022

Debt Issuance Costs Classification

The Company incorrectly classified debt issuance costs as an asset rather than as a contra-liability as of September 30, 2022. As a result of this error:

●	Prepaid expenses and other current assets were understated by $308 thousand as of September 30, 2022;

●	Other non-current assets were overstated by $454 thousand as of September 30, 2022

Reverse Stock Split

On October 18, 2022, the Company effected a 1-for-10 reverse stock split of its Common. All owners of record as of October 18, 2022 received one issued and outstanding share of the Company’s Common Stock in exchange for ten outstanding shares of the Company’s Common Stock. Additionally, On October 18, 2022, the Company effected a 1-for-20 reverse stock split of its Common Stock on July 5, 2023. All owners of record as of July 5, 2023 received one issued and outstanding share of the Company’s Common Stock in exchange for twenty outstanding shares of the Company’s Common Stock. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the consolidated financial statements.

The impact of these/this adjustment(s) is/are shown below in the restated and reclassified consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows for the quarter-ended September 30, 2022.

The following is a summary of the impact of the restatement and reclassifications on the Company’s condensed consolidated balance sheet:

	September 30, 2022
		Adjustments
	Previously Reported	Warrants	Debt Issuance Costs	Debt Classification	Reverse Stock Split	Restated
Assets
Current assets:
Cash and cash equivalents	$2,151	—	—	—	—	$2,151
Restricted cash and restricted marketable securities	10,000	—	—	—	—	10,000
Marketable securities	381	—	—	—	—	381
Accounts receivable, net of allowance for doubtful accounts of $2,740	4,559	—	—	—	—	4,559
Inventory, net of reserves of $1,871	41,791	—	—	—	—	41,791
Prepaid and refundable taxes	204	—	—	—	—	204
Prepaid expenses and other current assets	4,296	—	308	—	—	4,604
Total current assets	63,382	—		—		63,690
Loan receivable, net of allowance for doubtful accounts of $7,079	29,232	—	—	—	—	29,232
Property and equipment, net	13,208	—	—	—	—	13,208
Right-of-use assets, net	2,470	—	—	—	—	2,470
Goodwill	—	—	—	—	—	-
Intangible assets, net	—	—	—	—	—	-
Other non-current assets	1,899	—	(454)	—	—	1,445
Total assets	$110,191					$110,045

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,558	—	—	—	—	$9,558
Accrued expenses and other current liabilities	20,505	—	—	—	—	20,505
Operating lease liabilities, current	822	—	—	—	—	822
Long-term debt, current	492	(981)	146	32,157	—	31,814
Deferred revenue	10,136	—	—	—	—	10,136
Total current liabilities	41,513				—	72,835
Other non-current liabilities	187	—	—	—	—	187
Warrant liabilities	971	4,147	—	—	—	5,118
Operating lease liabilities, non-current	1,744	—	—	—	—	1,744
Long-term debt	30,380	2,887	—	(32,787)	—	480
Total liabilities	74,795					80,364

Commitments and Contingencies (Note 18)

Stockholders’ equity:
Common Stock, $0.001 par value per share, 5,000,000 shares authorized, 134,550 shares issued and outstanding	3	—	—	—	(3)	-
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—	—	—	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—	—	—	—	—
Additional paid-in capital	242,549	(24,029)	—	—	3	218,523
Accumulated deficit	(207,526)	17,684	—	630	—	(189,212)
Total stockholders’ equity attributable to Agrify	35,026					29,311
Non-controlling interests	370	—	—	—	—	370
Total liabilities and stockholders’ equity	$110,191					$110,045

The following is a summary of the impact of the restatement and reclassifications on the Company’s condensed consolidated statement of operations:

	Three Months ended September 30, 2022				Nine Months ended September 30, 2022
		Adjustment				Adjustment
	Previously Reported	Warrants	Reverse Stock Split	Restated	Previously Reported	Warrants	Reverse Stock Split	Restated
Revenue including $0 and $2,411 from related parties, respectively)	$7,019	—	—	$7,019	$52,369	—	—	$52,369
Cost of goods sold	11,135	—	—	11,135	50,703	—	—	50,703
Gross profit (loss)	(4,116)			(4,116)	1,666			1,666

General and administrative	24,126	—	—	24,126	53,263	—	—	53,263
Selling and marketing	2,160	—	—	2,160	6,582	—	—	6,582
Research and development	1,747	—	—	1,747	6,269	—	—	6,269
Change in contingent consideration	(602)	—	—	(602)	(1,509)	—	—	(1,509)
Impairment of goodwill and intangible assets	—	—	—	—	69,904	—	—	69,904
Total operating expenses	27,431			27,431	134,509			134,509
Loss from operations	(31,547)			(31,547)	(132,843)			(132,843)
Interest (expense) income, net	(3,979)	(675)	—	(4,654)	(5,224)	(2,180)	—	(7,404)
Other income (expense)	1,506	—	—	1,506	1,506	—	—	1,506
Change in fair value of warrant liabilities	5,686	10,582	—	16,268	5,686	41,548	—	47,234
Loss (gain) on extinguishment of notes payable	(17,933)	(21,052)	—	(38,985)	(17,933)	(21,052)	—	(38,985)
Other (expense) income, net	(14,720)	(11,145)		(25,865)	(15,965)	18,316		2,351
Net loss before income taxes	(46,267)	(11,145)		(57,412)	(148,808)	18,316		(130,492)
Income tax benefit	—	—	—	—	(262)	—	—	(262)
Net loss	(46,267)	(11,145)		(57,412)	(148,546)	18,316		(130,230)
Income (loss) attributable to non-controlling interests	1	—	—	1	5	—		5
Net loss attributable to Agrify Corporation	$(46,268)	$(11,145)		$(57,413)	$(148,551)	$18,316		$(130,235)
Net loss per share attributable to Common Stockholders – basic and diluted (1)	$(17.33)	$(15.33)	(397.33)	$(429.98)	$(57.21)	$7.05	(952.94)	$(1,003.10)
Weighted-average common shares outstanding – basic and diluted (1)	2,670,501	—	(2,536,975)	133,526	2,596,649	—	(2,466,817)	129,832

The following is a summary of the impact of the restatement and reclassifications on the Company’s condensed consolidated statement of cash flows:

	Nine Months ended September 30, 2022
		Adjustment
	Previously
Cash flows from operating activities	Reported	Warrants	Restated
Net loss attributable to Agrify Corporation	$(148,551)	18,316	$(130,235)
Adjustments to reconcile net loss attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	2,602	—	2,602
Impairment on goodwill and intangible assets	69,904	—	69,904
Loss (gain) on extinguishment of notes payable, net	14,933	24,052	38,985
Change in fair value of Warrant liabilities	(5,686)	(41,548)	(47,234)
Amortization of premium on investment securities	606	—	606
Amortization of debt discount	1,990	2,205	4,195
Interest on investment securities	(759)	59	(700)
Provision for doubtful accounts	23,708	—	23,708
Provision for slow-moving inventory	967	—	967
Debt issuance costs paid	(665)	665	—
Amortization of issuance costs	389	119	508
Deferred income taxes	(262)	—	(262)
Prepaid and refundable taxes	—	(10)	(10)
Compensation in connection with the issuance of stock options	3,538	—	3,538
Issuance of common shares in connection with acquisition	—	—	—
Non-cash interest (income) expense	(1,522)	(59)	(1,581)
Loss from disposal of fixed assets	6	—	6
Change in fair value of contingent consideration	(1,509)	—	(1,509)
Income (loss) attributable to non-controlling interests	5	—	5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,217	—	1,217
Inventory	(20,129)	—	(20,129)
Prepaid expenses and other current assets	(2,760)	3,729	969
Prepaid and refundable taxes	(10)	10	—
Right-of-use assets, net	55	—	55
Other non-current assets	(1,275)	1,265	(10)
Accounts payable	378	(75)	303
Accrued expenses and other current liabilities	(8,128)	(37)	(8,165)
Deferred (expense) revenue, net	4,843	(596)	4,247
Net cash used in operating activities	(66,115)	8,095	(58,020)

Cash flows from investing activities
Purchases of property and equipment	(8,002)	—	(8,002)
Purchase of securities	(283,271)	—	(283,271)
Proceeds from the sale of securities	317,593	—	317,593
Issuance of loan receivable	(26,942)	—	(26,942)
Cash paid for business combination, net of cash acquired	(3,513)	—	(3,513)
Net cash used in investing activities	(4,135)	—	(4,135)

Cash flows from financing activities
Proceeds from issuance of debt and warrants in private placement, net	65,000	(3,109)	61,891
Proceeds from issuance of Common Stock and warrants in private placement, net of fees	25,770	27	25,797
Proceeds from IPO, net of fees	—	—	—
Proceeds from Secondary public offering, net of fees	—	—	—
Proceeds from exercise of options	19	1	20
Proceeds from exercise of warrants	2	1	3
Short-term loan payable	2,522	(2,522)	—
Repayments of debt in private placement	(30,000)	(3,170)	(33,170)
Repayments of notes payable, other	(2,685)	2,637	(48)
Payments on insurance financing loans	—	(1,714)	(1,714)
Payments on other financing loans	—	(248)	(248)
Payments of financing leases	(241)	—	(241)
Impact from reverse stock split	—	2	2
Net cash provided by financing activities	60,387	(8,095)	52,292
Net increase in cash and cash equivalents	(9,863)		(9,863)
Cash and cash equivalents at the beginning of period	12,014	—	12,014
Cash and cash equivalents at the end of period	$2,151	—	$2,151
Cash, cash equivalents, and restricted cash at end of period
Cash and cash equivalents	$2,151		$2,151
Restricted cash and restricted marketable securities	10,000		10,000
Total cash, cash equivalents, and restricted cash and restricted marketable securities at the end of period	$12,151		$12,151
Supplemental disclosures of non-cash information
Initial fair value of warrants	—	50,705	$50,705
Financing of prepaid insurance	—	1,928	$1,928

The following is a summary of the impact of the restatement and reclassifications on the Company’s condensed consolidated statement of stockholders’ equity/deficit as of September 30, 2022:

	Common Stock (Previously Reported)		Common Stock (Restated)		Additional Paid-In Capital (Previously Reported)	Additional Paid-In Capital (Restated)	Accumulated Deficit (Previously Reported)	Accumulated Deficit (Restated)	Total Stockholders’ Equity attributable to Agrify (Previously Reported)	Total Stockholders’ Equity attributable to Agrify (Restated)	Non-Controlling Interests (Previously Reported)	Non- Controlling Interests (Restated)	Total Stockholders’ Equity (Previously Reported)	Total Stockholders’ Equity (Restated)
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	2,220,710	$2	$111,035	$—	$196,032	$196,034	$(58,975)	$(58,975)	$137,059	$137,059	$365	$365	$137,424	$137,424
Stock-based compensation	—	—	—	—	1,893	1,893	—	—	1,893	1,893	—	—	1,893	1,893
Issuance of Common Stock and warrants in private placement	245,035	—	12,252	—	25,797	14,800	—	—	25,797	14,800	—	—	25,797	14,800
Issuance of debt and warrants in private placement	—	—	—	—	13,230	—	—	—	13,230	—	—	—	13,230	—
Acquisition of Lab Society	29,793	—	1,490	—	1,903	1,903	—	—	1,903	1,903	—	—	1,903	1,903
Exercise of options	851	—	42	—	20	20	—	—	20	20	—	—	20	20
Exercise of warrants	162,754	—	8,138	—	2	2	—	—	2	2	—	—	2	2
Net loss	—	—	—	—	—	—	(102,283)	(72,824)	(102,283)	(72,824)	4	4	(102,279)	(72,820)
Balance at June 30, 2022	2,659,143	$2	132,957	$—	$238,877	$214,652	$(161,258)	$(131,799)	$77,621	$82,853	$369	$369	$77,990	$83,222
Stock-based compensation	—	—	—	—	1,645	1,645	—	—	$1,645	$1,645	—	—	$1,645	$1,645
Issuance of common shares in connection with acquisition	8,704	—	435	—	2,220	2,220	—	—	2,220	2,220	—	—	2,220	2,220
Reclass of warrant liabilities	—	—	—	—	(194)	4	—	—	(194)	4	—	—	(194)	4
Exercise of warrants	3,161	1	158	—	1	2	—	—	2	2	—	—	2	2
Issuance of restricted stock units	20,000	—	1,000	—	—	—	—	—	—	-	—	—	—	—
Net loss	—	—	—	—	—	—	(46,268)	(57,413)	(46,268)	(57,413)	1	1	(46,267)	(57,412)
Balance at September 30, 2022	2,691,008	$3	134,550	$—	$242,549	$218,523	$(207,526)	$(189,212)	$35,026	$29,311	$370	$370	$35,396	$29,681

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and generally transfers to its customers the warranties it receives from its vendors, if any, which generally cover this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. The Company maintains a reserve for warranty returns of $540 thousand and $398 thousand for September 30, 2022 and December 31, 2021, respectively. The Company’s reserve for warranty returns is included in accrued expenses and other current liabilities in its consolidated balance sheets. Additional information regarding the Company’s warranty reserve may be found in Note 4 – Supplemental Consolidated Balance Sheet Information, included elsewhere in the notes to the consolidated financial statements.

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

Note 4 — Supplemental Consolidated Balance Sheet Information

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

Prepaid Expenses and Other Current Receivables

Prepaid expenses and other current receivables consisted of the following as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Deferred costs	$1,108	$353
Prepaid insurance	931	492
Other receivables, other	603	86
Other note receivables (1)	584	807
Prepaid expenses, other	929	541
Prepaid materials	261	—
Prepaid software	188	173
Total prepaid expenses and other current assets	$4,604	$2,452

(1)	Other note receivables relate to the current portion of one of its loan receivable balances related to the total turn-key solution (“TTK Solution”) program.

Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Leasehold improvements	$1,048	$841
Machinery and equipment	1,048	898
Computer and office equipment	624	473
Leased equipment at customer	602	619
Furniture and fixtures	504	385
Software	300	174
Research and development of laboratory equipment	260	163
Vehicles	143	143
Trade show assets	79	80
Total property and equipment, gross	4,608	3,776
Accumulated depreciation	(1,930)	(780)
Construction in progress	10,530	3,236
Total property and equipment, net	$13,208	$6,232

Depreciation expense for the three months ended September 30, 2022 and 2021 was $409 thousand and $139 thousand, respectively, and $1.2 million and $337 thousand for the nine months ended September 30, 2022 and 2021, respectively.

Other Non-Current Assets

Other non-current assets consisted of the following as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Long-term deferred commissions expense	$1,293	$1,101
Security deposits	152	83
Total other non-current assets	$1,445	$1,184

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Sales tax payable (1)	$5,756	$5,290
Accrued construction costs	5,661	8,803
Accrued acquisition liability (2)	4,145	9,198
Compensation related fees	3,141	3,491
Accrued warranty costs	540	398
Accrued professional fees	448	1,104
Accrued interest expense	263	—
Accrued inventory purchases	243	201
Financing lease liabilities	153	156
Accrued consulting fees	90	75
Accrued non-income taxes	—	48
Other current liabilities	65	—
Total accrued expenses and other current liabilities	$20,505	$28,764

(1)	Sales tax payable primarily represents identified sales and use tax liabilities arising from the acquisition of Precision and Cascade. These amounts are included as part of the initial purchase price allocations and are the subject matter of an indemnification claim under the Precision and Cascade acquisition agreement.

(2)	Accrued acquisition liabilities include both the contingent consideration and the value of held-back Common Stock associated with the 2022 acquisition of Lab Society and the 2021 acquisition of PurePressure.

Warranty Accrual

The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs:

(In thousands)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Warranty accrual – beginning of period	$398	$—
Liabilities accrued for warranties issued during period	142	398
Warranty accrual – end of period	$540	$398

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

At September 30, 2022 and December 31, 2021, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2022				December 31, 2021
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Mutual funds (included in cash and cash equivalents)	$—	$—	$—	$—	$178	$—	$—	$178
Municipal bonds	—	—	—	—	9,961	—	—	9,961
Corporate bonds	381	—	—	381	34,589	—	—	34,589
Total assets	$381	$—	$—	$381	$44,728	$—	$—	$44,728
Liabilities
Contingent consideration	$—	$—	$643	$643	$—	$—	$6,137	$6,137
Warrant liabilities	—	—	5,118	5,118	—	—	—	—
Total liabilities	$—	$—	$5,761	$5,761	$—	$—	$6,137	$6,137

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

The composition of the Company’s marketable securities are as follows:

(In thousands)	September 30, 2022	December 31, 2021
Current marketable securities
Municipal bonds	$—	$9,961
Corporate bonds	381	34,589
	$381	$44,550

At September 30, 2022, marketable securities consisted of the following:

(In thousands)	Amortized Cost	Unrealized Loss	Estimated Fair Value
Current marketable securities
Corporate bonds	381	(10)	371
	$381	$(10)	$371

At December 31, 2021, marketable securities consisted of the following:

(In thousands)	Amortized cost	Unrealized loss	Estimated fair value
Current marketable securities (due within 1 year)
Municipal bonds	$9,961	$(9)	$9,952
Corporate bonds	34,589	(72)	34,517
	$44,550	$(81)	$44,469

Contingent Consideration

The Company has classified its net liability for contingent earn-out considerations to the sellers relating to one acquisition completed during the first quarter of 2022 and two acquisitions completed during fiscal 2021. The fair value for the contingent consideration associated with these acquisitions is within Level 3 of the fair value hierarchy because the associated fair value is determined using significant unobservable inputs, which included the key assumptions to model future revenue, costs of goods sold and operating expense projections. A description of the Company’s acquisitions completed during the first quarter of 2022 and fiscal 2021 are included within Note 9 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

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

Contingent Consideration – Precision and Cascade

The earn-out period for the potential contingent consideration to be earned by the former members of Precision and Cascade concluded on December 31, 2021. The Company, during the second quarter of 2022, increased the amount of the contingent consideration earned by the former members of Precision and Cascade by approximately $121 thousand, to reflect the final contingent consideration amount due. This amount, as required by ASC805, was recorded as an increase in operating expenses during the second quarter of 2022. During the three-month period ended September 30, 2022, the Company made the final payment on the contingent consideration of approximately $5.6 million to the members of Precision and Cascade. Additional information regarding the Company’s final payment to Precision and Cascade may be found in Note 9 – Business Combination, included elsewhere in the notes to the consolidated financial statements.

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

The fair value was remeasured and was determined to be $5,122 thousand at September 30, 2022, using an option-pricing model based on the following inputs:

	PIPE	Modified SPA	New SPA
	Warrants	Warrants	Warrants
Stock price	$8.80	$8.80	$8.80
Exercise price	$149.60	$43.00	$24.60
Expected term (in years)	4.83	5.38	5.38
Annualized volatility	88.15%	87.83%	87.83%
Annual rate of quarterly dividends	0.00%	0.00%	0.00%
Discount rate -bond equivalent yield	4.09%	4.04%	4.04%

The following table sets forth a summary of the changes in the fair value of the Level 3 Warrant Liabilities for the nine months ended September 30, 2022:

(In thousands)	Nine Months Ended September 30, 2022
Warrant liabilities – beginning of period	$—
Initial fair value of warrant liabilities	50,705
Change in estimated fair value	(47,234)
Gain on extinguishment of debt	1,647
Warrant liabilities – end of period	$5,118

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

The breakdown of loans receivable by customer as of September 30, 2022 and December 31, 2021 is as follows:

(In thousands)	September 30, 2022	December 31, 2021
Bud & Mary’s – TTK Solution	$14,691	$5,542
Greenstone – TTK Solution – Related Party	12,457	11,177
Company Customer Number 136 – TTK Solution	10,329	2,439
Company Customer Number 125 – TTK Solution	5,563	1,105
Company Customer Number 71 – Non-TTK Solution (1)	2,542	1,946
Company Customer Number 140 – TTK Solution	46	46
Other – Non-TTK Solutions	5,374	—
TTK Solution – Allowance for doubtful accounts (2)	(21,770)	—
Total loan receivable	$29,232	$22,255

(1)	The current portion of loan receivable are included within Note 4 – Supplemental Consolidated Balance Sheet Information, included elsewhere in the notes to the consolidated financial statements.

(2)	The Company established an allowance for doubtful accounts of approximately $14.7 million related to Bud & Mary’s ongoing litigation. The remaining balance of approximately $7.1 million relates to Greenstone consisting of capital advances, accrued interest and VFUs sales.

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

Note 8 — Goodwill and Intangible Assets, Net

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

The aggregate consideration for the Lab Society Acquisition consisted of: $4.0 million in cash, subject to certain adjustments for working capital, cash, and indebtedness of Lab Society at closing; 2,128 shares of Common Stock (the “Buyer Shares”); and the Earn-out Consideration (as defined below), to the extent earned.

The Company withheld 638 of the Buyer Shares issuable to the Owners (the “Holdback Lab Buyer Shares”) for the purpose of securing any post-closing adjustment owed to the Company and any claim for indemnification or payment of damages to which the Company may be entitled under the Merger Agreement. During the third quarter of 2022, 139 of the Holdback Lab Buyer Shares were forfeited after the finalization of the net working capital settlement. The remaining 499 Holdback Lab Buyer Shares will be released following the twelve-month anniversary of the Closing Date in accordance with and subject to the conditions of the Merger Agreement.

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

During the three-month period ended June 30, 2022, the Company identified an impairment-triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there was an impairment to the carrying value of its long-lived assets and accordingly performed interim testing as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 8 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

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

On August 10, 2022, the Company entered into a post-closing adjustment settlement agreement (“Agreement”) with Sinclair. The Agreement was entered into in connection with the Purchase Agreement. According to the Purchase Agreement, $2.5 million was held by the escrow agent as the Adjustment Escrow Amount, $4.5 million was held by the escrow agent as the Indemnity Escrow Amount and 588 Buyer Shares were held by the Company as the Holdback Buyer Shares. During the three-month period ended September 30, 2022, the Company made the final Aggregate True-up Payment of approximately $5.6 million, of which, $3.3 million was paid in cash and 435 Holdback Buyer Shares were released to the Sinclair Members and the Company received $1.4 million from the Adjustment Escrow Amount, and the remaining $1.1 million balance of the Adjustment Escrow Amount became part of the Indemnity Escrow Amount.

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

During the three-month period ended June 30, 2022, the Company identified an impairment-triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there was an impairment to the carrying value of its long-lived assets and accordingly performed interim testing as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 8 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

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

The Company withheld 444 of the Buyer Shares issuable to certain Members (the “Holdback Buyer Shares”) for the purpose of securing any post-closing adjustment owed to the Company and any claim for indemnification or payment of damages to which the Company may be entitled under the Pure Purchase Agreement. During the third quarter of 2022, 72 of the Holdback Buyer Shares were forfeited after the finalization of the net working capital settlement. The remaining 371 of the Holdback Buyer Shares will be released following the twelve-month anniversary of the Closing Date in accordance with and subject to the conditions of the Pure Purchase Agreement.

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

During the three-month period ended June 30, 2022, the Company identified an impairment-triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there was an impairment to the carrying value of its long-lived assets and accordingly performed interim testing as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 8 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

Note 10 – Debt

The Company’s debt consisted of:

(In thousands)	September 30, 2022	December 31, 2021
Note payable – Exchange Note	$35,000	$—
PPP Loan	726	804
Navitas Loan	27	—
Other notes payable (1)	218	297
Total debt	35,971	1,101
Less: unamortized debt discount	(3,677)	—
Total debt, net of debt discount	32,294	1,101
Less: current portion, net of current unamortized debt discount	(31,814)	(1,089)
Long-term debt	$480	$12

(1)	Other notes payable relates to a one-year insurance premium that was financed over nine months.

Note Payable

Securities Purchase Agreement

On March 14, 2022, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Investor, pursuant to which the Company agreed to issue and sell to the Investor, in a private placement transaction, in exchange for the payment by the Investor of $65 million, less applicable expenses, as set forth in the Securities Purchase Agreement, a senior secured promissory note in an aggregate principal amount of $65 million (the “SPA Note”), and a SPA Warrant to purchase up to an aggregate of 34,405 shares of Common Stock.

Securities Exchange Agreement

On August 18, 2022, the Company reached an agreement with its Investor to amend its existing senior SPA Note and entered into the Exchange Agreement. Pursuant to the Exchange Agreement, the Company partially paid $35.2 million under the SPA Note and exchanged the remaining balance of the SPA Note for an Exchange Note with an aggregate original principal amount of $35.0 million and a new Note Exchange Warrant to purchase 71,138 shares of Common Stock and modified an existing SPA Warrants to purchase up to an aggregate of 34,405 shares of Common Stock. The Company exchanged the SPA Warrant for a new warrant for the same number of underlying shares but with a reduced exercise price (the “Modified Warrants” and, collectively with the Note Exchange Warrant, the “Warrant Liabilities”). As of September 30, 2022, the Company had outstanding liability-classified Warrant Liabilities that allows the Investor to purchase shares 105,543 of the Company’s Common Stock. Additional information regarding the Company’s Warrant Liabilities may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies and Note 5 – Fair Value Measures, included elsewhere in the notes to the condensed consolidated financial statements.

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

The Modified Warrant have an exercise price of $430.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable on and after the six-month anniversary of issuance, have a term of five and one-half years from the date of issuance and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Modified Warrant (the “Modified Warrant Shares”) or if shareholder approval for the full exercise of the Modified Warrant is not received, in which case the Modified Warrant will also be exercisable on a cashless exercise basis at the Investor’s election.

The Note Exchange Warrant have an exercise price of $246.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, were exercisable upon issuance, and have a term of five and one-half years from the date of issuance and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrant (the “Note Exchange Warrant Shares” and, together with the Modified Warrant Shares, the “Exchange Warrant Shares”) or if shareholder approval for the full exercise of the Note Exchange Warrant is not received, in which case the Note Exchange Warrant will also be exercisable on a cashless exercise basis at the Investor’s election. Until the Company completes a qualified equity financing of at least $15.0 million, which requirement was satisfied with sales under the ATM Program, the Note Exchange Warrant’s exercise price would have been reduced to the extent the Company issues securities, subject to certain exceptions, for a lower purchase price. The Note Exchange Warrant also prohibited the Company, until following the completion of such qualified equity financing, from issuing warrants with more favorable or preferential terms and/or provisions.

The Warrant Liabilities will each provide that in no event will the number of shares of Common Stock issued upon exercise of such warrant result in the Investor’s beneficial ownership exceeding 4.99% of the Company’s shares of Common Stock outstanding at the time of exercise (which percentage may be decreased or increased by the Investor, but to no greater than 9.99%, and provided that any increase above 4.99% will not be effective until the sixty-first day after notice of such request by the Investor to increase its beneficial ownership limit has been delivered to the Company). Additionally, the Warrant Liabilities could be exercised for more than an aggregate of 26,542 shares of Common Stock unless and until shareholder approval is obtained, which approval was obtained on October 14, 2022.

 The following table provides a breakdown of the SPA Note balances as of September 30, 2022:

(In thousands)	Balance at January 1, 2022	Additions	Payments	Amortization of Debt Discount	Balance at September 30, 2022
Accrued interest expense	$—	(1,195)	829	—	$(366)

Principal	$—	$65,000	$—	$—	$65,000
Notes payable, discount	—	(32,196)	—	(3,677)	(35,873)
Net carrying amount	$—	$32,804	$—	$(3,677)	$29,127

The following table summarizes the short-term and long-term portions of the Exchange Note as of September 30, 2022:

(In thousands)	Short-Term	Long-Term	Notes Payable, Net
Direct issuance costs	$498	$-	$498

Principal	$35,000	$-	$35,000
Unamortized discount	(3,677)		(3,677)
Net carrying amount	$31,323	$-	$31,323

As of September 30, 2022, future minimum principal payments were as follows:

Years ending December 31 (In thousands),

Remaining 2022	$35,269
2023	297
2024	287
2025	118
2026 and thereafter	—
Total future payments	$35,971

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

Note 12 — Convertible Promissory Notes

On January 11, 2021, the Company’s Board of Directors and shareholders approved the amendment to the conversion formula of the Convertible Promissory Notes (the “Convertible Notes”) issued by the Company on dates between August 2020 and November 2020. Pursuant to the amendment, immediately prior to the consummation of a public transaction, the outstanding principal amount of the Convertible Notes, together with all accrued and unpaid interest, shall convert into a number of fully paid and non-assessable shares of Common Stock, at a conversion price of $1,544.00 per share.

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

Note 13 — Stockholders’ Equity

On July 11, 2022, the Company increased its authorized number of shares of Common Stock to 5,150,000 consisting of: 5,000,000 shares of Common Stock, and 3,000,000 shares of Preferred Stock. On January 9, 2020, the Company designated 100,000 shares of the 3,000,000 authorized shares of Preferred Stock, as Series A Convertible Preferred Stock (“Series A Preferred Stock”).

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

Amendment of Conversion Formulas

On January 11, 2021, the Company’s Board of Directors approved the amendment to the conversion formula of the Series A Preferred Stock and Convertible Notes. After the amendment:

●	the Series A Preferred Stock is convertible, at any time after the issuance or immediately prior to the closing of a public transaction, into Common Stock in an amount of shares equal to (i) the product of the Series A Preferred Stock original price plus accrued but unpaid dividends on the shares being converted, multiplied by the number of shares of Series A Preferred Stock being converted, divided by (ii) a conversion price of $1,544.00 per share (after the reverse split taking effect); and

●	immediately prior to the consummation of a public transaction, the outstanding principal amount of the Convertible Notes together with all accrued and unpaid interest shall convert into a number of fully paid and non-assessable shares of Common Stock equal to the quotient of (i) the outstanding principal amount of the Convertible Notes together with all accrued and unpaid interest thereunder immediately prior to such public transaction divided by (ii) a conversion price of $1,544.00 per share (after the reverse split taking effect).

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

Private Placement

On January 25, 2022, the Company entered into a Securities Purchase Agreement (the “Securities Agreement”) with an institutional investor and other accredited investors for the sale by the Company of 12,252 shares (the “SA Shares”) of Common Stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 7,853 shares of Common Stock and warrants to purchase up to an aggregate of 15,079 shares of Common Stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “SA Warrants”), in a private placement offering. The combined purchase price for one share of Common Stock (or one Pre-Funded Warrant) and the accompanying fraction of a Common Warrant was $1,360.00 per share.

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

Issuance of Common Stock in Connection with Acquisitions

On October 1, 2021, the Company issued an aggregate of 3,332 shares of its Common Stock to the Precision and Cascade shareholders in connection with the Company’s acquisition of Precision and Cascade. On August 17, 2022, the Company issued an additional 435 shares of its Common Stock to the Precision and Cascade shareholders in connection with the finalization of the net working capital settlement. Refer to Note 9 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

On December 31, 2021, the Company issued an aggregate of 1,202 shares of its Common Stock to the PurePressure shareholders in connection with the Company’s acquisition of PurePressure. Refer to Note 9 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

On February 1, 2022, the Company issued an aggregate of 1,491 shares of its Common Stock to the Lab Society shareholders in connection with the Company’s acquisition of Lab Society. Refer to Note 9 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

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

As of September 30, 2022, there were 3,234 shares of Common Stock available to be granted under the Company’s 2022 Plan.

Stock Option Activity

The following table presents option activity under the Company’s stock option plans for the nine months ended September 30, 2022 and the year ended December 31, 2021:

(In thousands, except share and per share data)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	15,666	$702.00	$—
Granted	7,600	2,426.00
Exercised	(3,288)	646.00
Forfeited	(2,151)	796.00
Canceled	(5)	886.00
Options outstanding at December 31, 2021	17,822	1,436.00	$251,440
Granted	—	—
Exercised	(43)	458.40
Forfeited	(2,351)	1,022.20
Canceled	(1,145)	1,858.60
Options outstanding at September 30, 2022	14,283	$1,473.20	$—

Options vested and exercisable as of September 30, 2022	10,909	$1,257.40
Options vested and expected to vest as of September 30, 2022	13,610	$1,438.60

Restricted Stock Units

The following table presents restricted stock unit activity under the 2022 Plan for the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	9,440	252.40
Vested	(1,000)	384.00
Forfeited	(475)	314.00
Unvested at September 30, 2022	7,965	$249.20

2022 Employee Stock Purchase Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Employee Stock Purchase Plan (“ESPP”). The Company has initially reserved 2,500 shares of Common Stock for issuance under the ESPP. On September 30, 2022, 2,500 shares were available for future issuance.

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

Note 15 — Stock Warrants

The following table presents all warrant activity of the Company for the nine months ended September 30, 2022 and the year ended December 31, 2021:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding at December 31, 2020	4,139	$4.00
Granted	1,890	294.40
Exercised	(4,671)	121.40
Warrants outstanding at December 31, 2021	1,358	4.00
Granted	128,476	427.00
Exercised	(8,295)	0.20
Warrants outstanding at September 30, 2022	121,539	$451.40

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

The components of basic and diluted net loss per share were as follows:

	Three Months ended September 30,		Nine Months ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Agrify Corporation	$(57,413)	$(9,758)	$(130,235)	$(19,204)
Accrued dividend attributable to Preferred A Stockholders	-	-	-	(61)
Net income (loss) available for common shareholders	$(57,413)	$(9,758)	$(130,235)	$(19,265)
Denominator:
Weighted-average common shares outstanding – basic and diluted	133,526	104,172	129,832	90,344
Net income (loss per share attributable to Common Stockholders – basic and diluted	$(429.98)	$(93.67)	$(1,003.10)	$(212.57)

(1)	Periods presented have been adjusted to reflect the 1-for-1.581804 reverse stock split on January 12, 2021, the 1-for-10 reverse stock split on October 18, 2022, and the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the condensed consolidated financial statements.

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

	September 30, 2022	September 30, 2021
Shares subject to outstanding Common Stock options	14,286	175,552
Shares subject to unvested restricted stock units	8,965	—
Shares subject to outstanding warrants	121,539	13,592
	144,790	189,144

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

Committed Purchase Agreement with Related Party – Greenstone

On December 29, 2021, Greenstone purchased 239 VFUs from the Company of which 60 VFUs were already in Greenstone’s possession under a lease agreement. Under the lease agreement, Greenstone owed the Company a production service fee of $300 per pound of flower produced and contained an option to purchase the equipment within the lease agreement. The term of this agreement was for ten years, but it was terminated upon signing the purchase agreement for the 239 VFUs. There is no remaining obligation under the lease agreement. The remaining 179 VFUs were shipped to the Greenstone storage facility on December 30, 2021 and December 31, 2021. Greenstone is a related party to the Company. Additional information regarding recent developments with Greenstone may be found in Note 6 – Loan Receivable, included elsewhere in the notes to the consolidated financial statements.

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

Refer to Note 10 – Debt, included elsewhere in the notes to the consolidated financial statements for details of the Company’s future minimum debt payments. Refer to Note 11 – Leases, included elsewhere in the notes to the consolidated financial statements for details of the Company’s future minimum lease payments under operating and financing lease liabilities. Refer to Note 16 – Income Taxes, included elsewhere in the notes to the consolidated financial statements for information regarding income tax contingencies.

Note 19 — Related Parties

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

The following table describes the net purchasing (sales) activity with entities identified as related parties to the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Bluezone	$—	$217	$5	$310
4D Bios (1)	—	864	—	1,311
Enzo	—	40	—	40
Cannae Policy Group	—	—	25	—
Topline Performance Group	1	—	71	—
NEIA	—	(3,217)	(1,763)	(19,572)
Greenstone	212	(1,998)	392	(1,998)
Valiant Americas, LLC	1,315	606	11,120	2,323
Living Greens Farm	—	—	—	(58)

(1)	Purchases from 4D for the nine months ended September 30, 2021 include $384 thousand for a down payment on inventory orders.

The following table summarizes net related party receivable (payable) as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Cannae Policy Group	$—	$(8)
Cannaquip	—	(21)
Greenstone (net of allowance for doubtful accounts of $7,079 and $0 at September 30, 2022 and December 31, 2021, respectively) (1)	5,308	11,177
Living Greens Farm (2)	—	34
NEIA	—	3,500
Valiant Americas, LLC	(599)	(922)
Topline Performance Group	(1)	—

(1)	The Greenstone allowance for doubtful accounts balance consisted of capital advances, accrued interest and VFUs sales. Additional information regarding recent developments with Greenstone may be found in Note 6 – Loan Receivable, included elsewhere in the notes to the consolidated financial statements.

(2)	The balance was fully reserved at September 30, 2022 due to an ongoing dispute with the customer.

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

Recent Business Developments

Private Placement

On January 25, 2022, we entered into a Securities Purchase Agreement (the “Securities Agreement”) with an institutional investor and other accredited investors for the sale by us of (i) 12,252 shares (the “SA Shares”) of the our Common Stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 7,853 shares of Common Stock and (iii) warrants to purchase up to an aggregate of 15,069 shares of Common Stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “SA Warrants”), in a private placement offering. The combined purchase price for one share of Common Stock (or one Pre-Funded Warrant) and the accompanying fraction of a Common Warrant was $1,360.00 per share.

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

The aggregate consideration for the Lab Society Acquisition consisted of: $4.0 million in cash, subject to certain adjustments for working capital, cash and indebtedness of Lab Society at closing; 2,128 shares of Common Stock (the “Buyer Shares”); and the Earn-out Consideration (as defined below), to the extent earned.

We withheld 638 of the Buyer Shares issuable to the Owners (the “Holdback Lab Buyer Shares”) for the purpose of securing any post-closing adjustment owed to us and any claim for indemnification or payment of damages to which we may be entitled under the Merger Agreement. During the third quarter of 2022, 139 of the Holdback Lab Buyer Shares were forfeited after the finalization of the net working capital settlement. The remaining 499 Holdback Lab Buyer Shares will be released following the twelve-month anniversary of the Closing Date in accordance with and subject to the conditions of the Merger Agreement. Additional information regarding our contingent consideration arrangements may be found in Note 5 – Fair Value Measures, included elsewhere in the notes to the consolidated financial statements.

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

During the three-month period ended June 30, 2022, we identified an impairment-triggering event associated with both a sustained decline in our stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, we deemed that there was an impairment to the carrying value of its long-lived assets and accordingly performed interim testing as of June 30, 2022. Based on its interim testing, we noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding our interim testing on goodwill and intangible assets may be found in Note 8 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

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

Securities Exchange Agreement

On August 18, 2022, we reached an agreement with its Investor to amend its existing SPA Note and entered into a Securities Exchange Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, we partially paid $35.2 million under the SPA Note and exchanged the remaining balance of the SPA Note for a new senior secured note (the “Exchange Note”) with an aggregate original principal amount of $35.0 million and a new warrant to purchase 71,138 shares of Common Stock (the “Note Exchange Warrant”). Additionally, we exchanged the SPA Warrant for a new warrant for the same number of underlying shares but with a reduced exercise price (the “Modified Warrant” and, collectively with the Note Exchange Warrant, the “Warrant Liabilities”). Additional information regarding our Warrant Liabilities may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies and Note 5 – Fair Value Measures, included elsewhere in the notes to the condensed consolidated financial statements.

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

The Modified Warrant has an exercise price of $430.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable on and after the six-month anniversary of issuance, has a term of five and one-half years from the date of issuance and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Modified Warrant (the “Modified Warrant Shares”), in which case the Modified Warrant will also be exercisable on a cashless exercise basis at the Investor’s election.

The Note Exchange Warrant has an exercise price of $246.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, was exercisable upon issuance, and has a term of five and one-half years from the date of issuance and is exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrant (the “Note Exchange Warrant Shares” and, together with the Modified Warrant Shares, the “Exchange Warrant Shares”), in which case the Note Exchange Warrant will also be exercisable on a cashless exercise basis at the Investor’s election. Until we complete a qualified equity financing of at least $15.0 million, which requirement was satisfied with sales under the ATM Program, the Note Exchange Warrant’s exercise price would have been reduced to the extent we issue securities for a lower purchase price. The Note Exchange Warrant also prohibited us, until following the completion of such qualified equity financing, from issuing warrants with more favorable or preferential terms and/or provisions.

The Warrant Liabilities will each provide that in no event will the number of shares of Common Stock issued upon exercise of such warrant result in the Investor’s beneficial ownership exceeding 4.99% of our shares of Common Stock outstanding at the time of exercise (which percentage may be decreased or increased by the Investor, but to no greater than 9.99%, and provided that any increase above 4.99% will not be effective until the sixty-first day after notice of such request by the Investor to increase its beneficial ownership limit has been delivered to us). Additionally, the Warrant Liabilities could not be exercised for more than an aggregate of 26,542 shares of Common Stock unless and until shareholder approval is obtained, which approval was obtained on October 14, 2022.

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

During the three-month period ended June 30, 2022, we identified an impairment-triggering event associated with both a sustained decline in our stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, we deemed that there was an impairment to the carrying value of its long-lived assets and accordingly performed interim testing as of June 30, 2022. Based on its interim testing, we noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding our interim testing on goodwill and intangible assets may be found in Note 8 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

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

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months ended September 30,		Nine Months ended September 30,
	2022		2022
	(As Restated)	2021	(As Restated)	2021
Revenue	$7,019	$15,751	$52,369	$34,584
Cost of goods sold	11,135	16,131	50,703	34,977
Gross profit (loss)	(4,116)	(380)	1,666	(393)

General and administrative	24,126	7,705	53,263	16,562
Selling and marketing	2,160	890	6,582	2,288
Research and development	1,747	827	6,269	2,483
Change in contingent consideration	(602)	—	(1,509)	—
Impairment of goodwill and intangible assets	—	—	69,904	—
Total operating expenses	27,431	9,422	134,509	21,333
Loss from operations	(31,547)	(9,802)	(132,843)	(21,726)
Interest income (expense), net	(4,654)	45	(7,404)	68
Other expenses	1,506	(15)	1,506	(78)
Change in fair value of warrant liabilities	16,268	-	47,234	-
Gain on extinguishment of notes payable	(38,985)	—	(38,985)	2,685
Other income, net	(25,865)	30	2,351	2,675
Net income (loss) before income taxes	(57,412)	(9,772)	(130,492)	(19,051)
Income tax benefit	—	—	(262)	—
Net income (loss)	(57,412)	(9,772)	(130,230)	(19,051)
Income (loss) attributable to non-controlling interest	1	(14)	5	153
Net income (loss) attributable to Agrify Corporation	$(57,413)	$(9,758)	$(130,235)	$(19,204)
Net income (loss) per share attributable to Common Stockholders – basic and diluted	$(429.98)	$(93.67)	$(1,003.10)	$(213.24)
Weighted-average common shares outstanding – basic and diluted	133,526	104,172	129,832	90,344

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

Revenues decreased by $8.7 million, or 55.4% for the three months ended September 30, 2022, as compared to the same period in 2021. The comparative decrease in revenue was primarily related to a reduction in facility build-outs of $11.7 million and a reduction in our cultivation solution sales of $2.8 million, partially offset by the sale of extraction solutions equipment and services from our acquisition of Lab Society in 2022 and the acquisitions of Precision, Cascade and PurePressure in 2021, which contributed $5.7 million in revenue for the three months ended September 30, 2022. The $11.7 million decrease in facility build-out revenue was the result of the completed build-out of two facilities under our TTK Solutions, the deferral of $5.3 million of revenue for the Bud & Mary’s Cultivation, Inc. (“Bud & Mary’s”) project due to pending litigation and a decrease in cultivation products and service sales of $2.8 million primarily due to migrating to a VFU leasing model. Additional information regarding Bud & Mary’s pending litigation may be found in Note 6 – Loan Receivable and Note 20 – Subsequent Events, included elsewhere in the notes to the consolidated financial statements.

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

Gross (Loss) Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Gross (loss) profit	$(4,116)	$(380)	$(3,736)	983%	$1,666	$(393)	$2,059	(524)%

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

During the second and third quarter of 2022, we increased our loan receivable reserve by approximately $7.1 million and $14.7 million, respectively. The $7.1 million increase during the second quarter of 2022, is specifically related to Greenstone Holdings (“Greenstone”). We specifically established the loan reserve related to Greenstone based on our review of Greenstone’s financial stability, which would impact collectability and is primarily the result of unfavorable market conditions within the Colorado market. We will continue to monitor the operations of Greenstone in an effort to collect all outstanding receivables but due to the uncertain nature of Greenstone’s business at this time we have made the decision to place a reserve against the loan receivable amounts. Additional information regarding recent developments with Greenstone may be found in Note 6 – Loan Receivable, included elsewhere in the notes to the consolidated financial statements. The $14.7 million increase during the third quarter of 2022, specifically related to Bud & Mary’s. We deemed it necessary to fully reserve Bud & Mary’s loan receivable balance due to the current litigation and the uncertainty of the customer’s ability to repay the outstanding balance. We believe the litigation is without merit and will continue to vigorously defend ourselves.

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

Based on its interim testing, we noted that the current carrying value of equity significantly exceeded the calculated fair value equity, by an amount greater than the aggregate value of our goodwill and intangible assets. Accordingly, we concluded that the entire carrying value of its goodwill and intangible assets should be impaired, resulting in a second-quarter impairment charge of $69.9 million. Additional information regarding our interim testing on goodwill may be found in Note 8 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2022 (As Restated)	2021	Change	% Change	2022 (As Restated)	2021	Change	% Change
Interest (expense) income, net	$(4,654)	$45	$(4,699)	(10,442)%	$(7,404)	$68	$(7,472)	(10,988)%
Other income (expense)	1,506	(15)	1,521	(10,140)%	1,506	(78)	1,584	(2,031)%
Change in fair value of warrant liability	16,268	—	16,268	100%	47,234	—	47,234	100%
(Loss) gain on extinguishment of notes payable	(38,985)	—	(38,985)	100%	(38,985)	2,685	(41,670)	(1,552)%
Total other (expense) income, net	$(25,865)	$30	$(25,895)	(86,317)%	$2,351	$2,675	$(324)	(12)%

Interest (expense) income, net

Interest expense increased by $4.7 million, or 10,442%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase in interest expense primarily is attributable to an increase in interest expense, including the amortization of debt discount costs associated with the outstanding principal balance of our existing debt facility, plus incremental pre-payment penalty interest incurred in connection with the modification of our debt facility, of $4.7 million related to our SPA Note and Exchange Note. This was partially offset by interest income of approximately $100 thousand from our TTK Solutions.

Interest expense increased by $7.5 million, or 10,988%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase in interest expense primarily is attributable to an increase in interest expense, including the amortization of debt discount costs associated with the outstanding principal balance of our existing debt facility, plus incremental pre-payment penalty interest incurred in connection with the modification of our debt facility, of $8.8 million related to our SPA Note and Exchange Note. This was partially offset by interest income of approximately $1.2 million from our TTK Solutions.

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

Change in fair value of warrant liability

Change in fair value of warrant liability increased by $16.3 million, or 100% for the three ended September 30, 2022, compared to $0 for the three months ended September 30, 2021. During the three months period ended September 30, 2022, we recorded a non-cash gain of $16.3 million related to changes in the valuation of our liability-classified warrants issued through a private placement associated with Warrant Liabilities, which was primarily driven by movements in our stock price. Additional information regarding the fair value of our liability-classified warrants issued through a private placement using a Black-Scholes option-pricing model that makes certain assumptions may be found in Note 5 – Fair Value Measures, included elsewhere in the notes to the consolidated financial statements.

Change in fair value of warrant liability increased by $47.2 million, or 100% for the nine ended September 30, 2022, compared to $0 for the nine months ended September 30, 2021. During the nine months period ended September 30, 2022, we recorded a non-cash gain of $47.2 million related to changes in the valuation of our liability-classified warrants issued through a private placement associated with Warrant Liabilities, which was primarily driven by movements in our stock price. Additional information regarding the fair value of our liability-classified warrants issued through a private placement using a Black-Scholes option-pricing model that makes certain assumptions may be found in Note 5 – Fair Value Measures, included elsewhere in the notes to the consolidated financial statements.

(Loss) gain on extinguishment of notes payable

Loss on extinguishment of notes payable increased by $38.9 million, or 100%, for the three months ended September 30, 2022 compared to the same period in 2021. The loss on extinguishment of notes payable, which was recognized by us during the third quarter of 2022, relates to the extinguishment of the SPA Note dated March 14, 2022. We recognized a loss on extinguishment of $38.9 million (inclusive of $13.1 million of unamortized warrants, $5.0 million default penalty on the principal amount, $2.3 million of unamortized issuance costs and $1.2 million of the incremental fair value of warrants modified in exchange of debt). Additional information relating to our SPA Note may be found in Note 10 – Debt, included elsewhere in the notes to the consolidated financial statements.

Loss on extinguishment of notes payable increased by $41.7 million, or 1,552%, for the nine months ended September 30, 2022 compared to the same period in 2021. The loss on extinguishment of notes payable, which was recognized by us during the third quarter of 2022, relates to the extinguishment of the SPA Note. We recognized a loss on extinguishment of $42.3 million (inclusive of $13.1 million of unamortized warrants, $5.0 million default penalty on the principal amount, $2.3 million of unamortized issuance costs and $1.2 million of the incremental fair value of warrants modified in exchange of debt).

This is compared to a gain on extinguishment of $2.7 million in connection with the derecognition of the net carrying amount of the extinguished debt of $19.6 million (inclusive of $13.1 million of principal, $7.1 million of derivative liabilities, less $587 thousand of debt discount) and the recognition of the $16.9 million fair value of the new convertible notes (including the same principal amount of $13.1 million plus the $3.8 million fair value of the beneficial conversion feature) in the nine months ended September 30, 2021. Additional information relating to our gain on extinguishment of notes payable may be found in Note 12 – Convertible Promissory Notes, included elsewhere in the notes to the consolidated financial statements.

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

Liquidity and Capital Resources

Operating Capital Requirements

We have incurred operating losses since our inception and have negative cash flows from operations. We have an accumulated deficit of $189.2 million as of September 30, 2022. Our primary sources of liquidity are cash and cash equivalents, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to us under applicable Securities Exchange Commission (“SEC”) regulations, from the capital markets, including under its (“ATM” or ATM Program”).

As of September 30, 2022, we had $12.5 million of cash, cash equivalents, marketable securities and restricted cash. Our restricted cash and restricted marketable securities of $10.0 million is associated with the Exchange Note as of September 30, 2022. Current liabilities were $41.5 million as of September 30, 2022.

In October 2022, we entered into the ATM Program with Canaccord Genuity LLC (the “Agent”) pursuant to which we may issue and sell, from time to time, shares of our Common Stock having an aggregate offering price of up to $50 million, depending on market demand, with the Agent acting as an agent for sales. The ATM Program allows us to sell shares of Common Stock pursuant to specific parameters defined by us as well as those defined by the SEC and the ATM Program agreement. Subsequent to the quarter ended September 30, 2022, as of November 7, 2022, we sold 306,633 shares of Common Stock, under the ATM at an average price of $50.80 per share, resulting in gross proceeds to us of $15.6 million, and net proceeds of $15.1 million after commissions and fees to the Agent totaling $468 thousand. $3.1 million of the proceeds under the ATM Program were used to repay amounts due to the Investor under the Exchange Note. The ATM allows for quick and agile sales of Common Stock to interested investors and provides an opportunity to raise additional capital for working capital requirements or to fund strategic opportunities that may present themselves from time to time. We have used, and intend to continue to use, the net proceeds generated from the ATM Program for working capital and general corporate purposes, including repayment of indebtedness, funding its transformation initiatives and product category expansion efforts and capital expenditures. As of November 7, 2022, we had $34.4 million of remaining availability for future issuances of Common Stock under the ATM Program.

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

On March 14, 2022, we entered into a Securities Purchase Agreement with an institutional investor. The Purchase Agreement provides for the issuance of a senior secured note (the “SPA Note”) in the aggregate amount of $65 million and a warrant (the “SPA Warrant”) to purchase up to an aggregate of 34,406 shares of Common Stock, with the potential for two potential subsequent closings for notes with an original principal amount of $35 million each.

On August 18, 2022, we entered into a Securities Exchange Agreement. Pursuant to the Exchange Agreement, we have paid $35.2 million under the SPA Note and exchanged the remaining balance of the SPA Note for a new senior secured note (the “Exchange Note”) with an aggregate original principal amount of $35 million and a new warrant to purchase 71,142 shares of Common Stock (the “Note Exchange Warrant”). Additionally, we exchanged the SPA Warrant for a new warrant for the same number of underlying shares but with a reduced exercise price (the “Modified Warrant”).

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

Summary Statement of Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the nine months ended September 30, 2022, and 2021:

(In thousands)	September 30, 2022	September 30, 2021
Net cash (used in) provided by:
Operating activities	$(58,020)	$(17,557)
Investing activities	(4,135)	(84,683)
Financing activities	52,292	138,875
Net increase in cash and cash equivalents	$(9,863)	$36,635

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

The significant accounting policies and estimates that have been adopted and followed in the preparation of our consolidated financial statements are detailed in Note 3 - Summary of Significant Accounting Policies included in our 2021 Annual Report and Note 1 - Overview, Basis of Presentation and Significant Accounting Policies to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no changes in these policies and estimates that had a significant impact on the financial condition and results of operations for the periods covered in this Quarterly Report.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the caption Legal Matters in Note 18 - Commitments and Contingencies to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which information is incorporated by reference into this Part II, Item 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2022, we issued 435 shares of Common Stock to the former holders of Precision and Cascade in connection with the finalization of the net working capital settlement from the acquisition of Precision and Cascade. The issuance of the shares of Common Stock was exempt from registration pursuant to Section 4(2) of, and Rule 506 under Regulation D promulgated under, the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed July 11, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
3.2	Certified of Amendment to the Articles of Incorporation of the Registrant, filed October 17, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2022).
4.1	Form of Senior Secured Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
4.2	Form of Warrant Exchange Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
4.3	Form of Note Exchange Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
10.1†	Separation Agreement of Thomas Massie, dated as of July 8, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
10.2†	Employment Agreement, dated as of July 14, 2022, between the Registrant and Stuart Wilcox (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
10.3††	Exchange Agreement, dated as of August 18, 2022, between Agrify Corporation and the investor listed therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
10.4††	Equity Distribution Agreement, dated as of October 18, 2022, between the Registrant and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2022).
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer
32.1**	Section 1350 Certification of principal executive officer and principal financial and acccounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith in accordance with Item 601 (b)(32) of Regulation S-K.

†	Indicates a management contract or compensatory plan, contract or arrangement.

††	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRIFY CORPORATION

By:	/s/ Raymond Chang
Raymond Chang
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: October 2, 2023