Form 10-K
period 2022-12-31
Agrify Corp
filed 2023-11-28
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ______

Commission file number: 001-39946

AGRIFY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada	30-0943453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2468 Industrial Row Dr.

Troy, Michigan 48084

(Address of principal executive offices)

(855) 420-0020

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Class)	Trading Symbol (s)	(Name of exchange on which registered)
Common Stock, par value $0.001 per share	AGFY	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2023, was approximately $5,643,192. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

There were a total of 1,651,281 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 19, 2023.

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

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our Common Stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors”, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making an investment decision regarding our Common Stock.

●	our ability to continue as a “going concern”;

●	our short operating history;

●	risk of loss associated with our Total Turn-Key Solution (“TTK Solution”) Offerings;

●	our ability to obtain additional financing;

●	risks associated with strategic acquisitions;

●	we have substantial debt and other financial obligations, and we may incur even more debt;

●	risk associated with potential future impairment charges;

●	our concentration of customers;

●	our reliance on a limited base of suppliers;

●	operational difficulties of our suppliers as a result of COVID-19;

●	risks associated with having clients operating in the cannabis industry;

●	the inability of our customers to meet their financial or contractual obligations;

●	changes in our credit profile with respect to suppliers;

●	our reliance on third parties to provide services;

●	no assurance that our backlog and qualified pipeline will translate into bookings;

●	our reliance on continued contributions of our CEO, Raymond Chang;

●	intense competition for our products and services;

●	our ability to protect and defend against intellectual property claims;

●	our ability to protect our core technology and intellectual property;

●	assertion of intellectual property infringement claims;

●	our ability to use net operating losses;

●	our management and their affiliates control a substantial interest in us;

●	our outstanding loans may not be forgivable;

●	the potential for a large number of shares eligible for public sale could depress the market price of our Common Stock;

●	our failure to meet the continued listing requirements of The Nasdaq Capital Market (“Nasdaq”) could result in a de-listing of our Common Stock;

●	the exercise of all or any number of outstanding warrants or the issuance of stock-based awards may dilute your holding of shares of our Common Stock;

●	provisions in our charter documents and Nevada law may prevent a change in control of our company;

●	we are subject to reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies;

●	we have no intention to declare any dividends to our shareholders;

●	risks associated with a shortage of raw materials;

●	litigation that may adversely affect our business, financial condition, and results of operations;

●	the impact of COVID-19 and related risks;

●	a prolonged economic downturn;

●	risks related to the employment market and wages;

●	liquidity of our common stock;

●	financial reporting obligations and controls associated with being a public company;

●	material weaknesses and ability to remediate them;

●	data privacy and security concerns relating to our technology and practices;

●	any potential failure of our information technology systems to perform adequately;

●	evolving data privacy regulations and our ability to comply with them;

●	risks related to trading ability of our common stock if our shares become subject to penny stock rules;

●	the risk to our shareholders if we were to dissolve;

●	risks related to analyst reports about us, our business or our market, or recommendations relating to our stock;

●	increased costs and demands upon management as a result of being a public company; and

●	inherent risks related to our financial and operational projections.

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

v

PART I

Item 1. Business.

Unless otherwise stated or the context otherwise requires, references in this report to “Agrify”, the “Company,” “we,” “us,” “our,” or similar references mean Agrify Corporation and its subsidiaries on a consolidated basis.

Business Overview

We are a leading provider of innovative cultivation and extraction solutions for the cannabis industry, bringing data, science, and technology to the forefront of the market. Our proprietary micro-environment-controlled Agrify Vertical Farming Units (or “VFUs”) enable cultivators to produce high quality products with what we believe to be unmatched consistency, yield, and return investment at scale. Our comprehensive extraction product line, which includes hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowers producers to maximize the quantity and quality of extract required for premium concentrates.

Since our inception, we have gone from primarily developing, selling, and supporting our VFUs along with our fully integrated Agrify Insights™ cultivation software (“Agrify Insights™”) to being able to offer customers a far more complete set of solutions, products, and services across both cultivation and extraction. This has been a function of both our natural evolution and through a set of strategic mergers and acquisitions. Since 2020, we have integrated six new brands into Agrify’s broader organization. Our first acquisition, TriGrow Systems, Inc., was completed in January 2020. TriGrow Systems, Inc. was formerly the exclusive distributor of Agrify’s VFUs. We added Harbor Mountain Holdings, LLC to our portfolio on July 21, 2020, to help scale up our manufacturing strategy with engineering, prototyping, manufacturing, testing, warehousing, and installation services. Since October 2021, we have been strategically focused on establishing ourselves as a global leader in the cannabis and hemp extraction equipment industry, complementing our cutting-edge cannabis and hemp cultivation solutions. Over five months, we acquired four of the top brand names in the industry. On October 1, 2021, we acquired Precision Extraction Solutions, a market leader in developing and producing high-quality hydrocarbon and alcohol extraction solutions, and Cascade Sciences, LLC, a market leader in developing and producing high-quality vacuum purge ovens and decarboxylation ovens. On December 31, 2021, we acquired PurePressure, LLC, a market leader in developing and producing high-quality solventless extraction solutions and advanced ice-water hash processing equipment in the cannabis and hemp industry. Lastly, on February 1, 2022, we completed our acquisition of LS Holdings Corp., a market leader in developing and producing high-quality distillation and solvent separation solutions for the cannabis and hemp industry.

We now offer our customers an extensive ecosystem of solutions, products, training, and service capabilities in what has historically been a highly fragmented market. Our offerings, which are described in more detail below, are compelling on their own. However, we believe what sets us apart is our ability to bring to the market the most comprehensive set of cultivation and extraction solutions from a single provider. As a result, we believe we are well-positioned to capture market share and create a dominant market position in the indoor cannabis sector. We currently have two primary areas of business focus:

●	Cultivation Solutions; and

●	Extraction Solutions.

Cultivation Solutions

While we do not cultivate, come in contact with, distribute, or dispense cannabis or any cannabis derivatives that are currently prohibited under U.S. federal law, our equipment and business solutions can be used within indoor grow facilities by fully licensed cannabis cultivators. We sell our proprietary cultivation solutions to independent licensed cultivators. The two primary products we sell are the VFUs and Agrify Insights™. We believe we are one of a limited number of companies offering a fully integrated cultivation solution optimized for precision growing with robust automation capabilities in the industry.

Agrify Vertical Farming Unit

Our proprietary VFU technology offers a modular, compartmentalized micro-climate growing system for indoor vertical farming. Our VFU system is designed for craft farmers, single-state operators, and multi-state operators who are looking to consistently produce higher-quality crops at scale. The VFUs are designed to line up horizontally in rows, and can be stacked vertically up to three units tall, taking advantage of unused indoor vertical space with the below benefits:

●	Superior Floor Space Utilization. Each VFU provides two tiers of growing canopy. Our units introduce an open-room facility design approach to maximize available cultivation floor space while offering superior risk mitigation via individual compartmentalized cultivation chambers which aim to contain potential biological threats to cultivation facilities.

●	Precise Environmental Controls. Each VFU has an Environmental Control Unit that is integrated with our proprietary cultivation software, Agrify Insights™. This integration allows for precise control and automation over light photoperiod and intensity, temperature, humidity, vapor pressure deficit (“VPD”), carbon dioxide, fertigation, and irrigation throughout the lifecycle of the plants.

●	Modular Scalability. The VFU is designed to stack up to three units tall, sextupling production volume over the same traditional footprint. Each unit is designed to easily integrate with a mezzanine catwalk system providing unparalleled access to all levels of cultivation.

●	Worker Safety & Efficiency. The VFU’s design was thoughtful and intentional; from the ergonomic dimensions that facilitate safe, easy access to plants for scouting and plant husbandry, to the integrated catwalks that allow cultivators to work from a safe sitting or standing position without the need for scissor lifts, ladders or removable platforms.

●	Biosecurity and Risk Mitigation. The VFU has a motorized curtain on both sides of the unit that encloses the grow area to prevent light pollution and the spread of disease that would typically lead to facility-wide crop failure. Contamination can be controlled and limited to the affected units, which are designed with sanitation in mind. From the aluminum frame to the selection of antimicrobial plastics and down to the IP65 electronics and polycarbonate-lensed LED lights, the entire VFU can be easily sanitized, especially with the VFU’s High Heat mode, which helps sanitize all internal VFU surfaces effortlessly.

Agrify Insights™

The VFUs are designed to work in conjunction with our Agrify Insights™ software. Each VFU sold includes a license for Agrify Insights™ and a monthly Software-as-a-Service (“SaaS”) subscription fee is charged per VFU. The VFU cannot operate successfully without Agrify Insights™, and we typically charge between $1,500 to $2,400 per VFU sold annually. Agrify Insights™ license agreements are generally for a multi-year term, with an annual auto-renewal.

Agrify Insights™ is a SaaS-based solution that interfaces with our proprietary hardware to provide customers with real-time control and monitoring of facilities, growing conditions and insights into both production and profit optimization. The combination of precise environmental control and automation with data collection and actionable insights empowers our customers to be more efficient, more productive, and more intelligent about how they run their businesses. We believe that the robust data analytics capabilities from our Agrify Insights™ platform, coupled with our VFU system, is enabling our customers to transform their businesses and quality of the product they are cultivating.

Agrify Insights™ is focused on optimizing four key components:

●	Optimization at the plant level;

●	Optimization at the VFU unit level;

●	Optimization at the facility level; and

●	Optimization at the business level.

When these key components are combined, they encompass the cultivation operations of an Agrify customer. By reducing human error and providing insights through data collection and analysis, Agrify Insights™ minimizes risk and increases operational efficiencies. Ultimately, our customers seek to produce end products with the highest level of consistency no matter where they are located.

Plant-Level Optimization

Central to our solution is granular control of the cultivation environment. A crop’s end-product is determined by the plant’s genetics and the environment in which the plants are grown. Control over the growing environment is accomplished through the integration of Agrify Insights™. Agrify Insights collects data from multiple sensors on a per plant basis between 4 and 60 times an hour. This can result in between 100 thousand and 151 million data points annually, depending on the number of plants and fluctuations in the VFU microclimate. By recording data points and reproducing specific environments based on the data, cultivators can effectively minimize the variation in their crops and dial-in the maximum quality. Individual plant varietals can be optimized by tailoring the grow plan (recipe for cultivation) to enhance genetic traits; increasing the temperature can speed chemical processes and growth rates and adjusting the length of different phases of a plant’s lifecycle can maximize the crop’s yield. Additionally, when new varieties of plants are cultivated, having multiple controlled, compartmentalized, growth chambers allow for iterative experiments which offer real insight into how new varieties are best cultivated which is beneficial for research and development purposes.

Our “Grow Plans” are the templates or recipes that define the parameters for each lifecycle. Grow Plans define the environmental settings (light - photoperiod and intensity, temperature, humidity, VPD, CO2, irrigation, fertigation) for each crop variety and cultivator as well as the schedule for completing, as applicable, “plant touching” tasks such as bottoming, pruning, and harvesting. Agrify Insights™ ships to the customer with many pre-developed Grow Plans and customers can create their own Grow Plans, electing to share them with other customers or not.

Individual VFU Level Optimization

Our VFU hardware provides cultivation environmental control within the grow chamber. This hardware and its component valves, motors and sensors are directed and controlled by Agrify Insights™.

●	Monitor and Control Agrify Hardware. Agrify Insights™ can either automatically or manually control our hardware. For example, the water-chilled fan coil can keep the temperature in a range accurate to 1.5 degrees Fahrenheit.

●	Cultivation Environmental Control. Using Agrify Insights™, users can view environmental charts that plot temperature, humidity, and carbon dioxide over time. It also shows when plant irrigation occurs and whether the unit is in cooling, circulating, or dehumidifying mode. We sample these values every minute and report them back to the cloud every 15 minutes or more often if significant changes occur. Each growing chamber reports millions of data points annually, enabling our clients to perform an in-depth analysis of their grow performance. The manual control screen visualizes the current state of the grow chamber and allows our technicians to take direct control for troubleshooting, if necessary. The device log shows us what decisions were made by Agrify Insights™ and why.

Facility Level Optimization

Our modular VFUs are deployed in scale at a customer’s facility with the smallest commercial operation deployment being 60 VFUs to date. Agrify Insights™ is designed to operate these individual VFUs as a combined facility. Agrify Insights™ features at the facility level include:

●	Production Planning. The production planning feature is designed to maximize a facility’s utilization by executing a “best-fit” scheduling algorithm to selected Grow Plans across VFUs that have been deployed at a customer facility. Since grow plans typically have a different number of growing days that start on staggered schedules, this module is a critical component for optimizing the planting and moving schedules, significantly increasing plant production, and reducing the cost per pound of harvest.

●	Workforce Management. Agrify Insights™ includes a workforce planning feature to assign tasks to staff. These tasks can be automatically assigned based on the user role or their knowledge, skills, and abilities. The calendar displays the estimated time required to complete plant-touching tasks on any given day.

●	Automatic Notification System. Users can select to subscribe to anomalous events, and users are notified in the order in which they are listed. If a user does not acknowledge the notification within the specified time frame, the next user in the list is notified, providing the business with 24/7 monitoring and notifications.

●	Preventative Maintenance. Our equipment and facility preventative maintenance schedules and related tasks are contained, tracked, and monitored within Agrify Insights™.

●	Facility Infrastructure Controls. Agrify Insights™ controls the irrigation on a facility level and connects with the water chilled HVAC system and ambient lighting system, providing our customers with a central piece of software for facility management.

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

Cultivation Deployment Options

Rapid Deployment Pack (“RDP”) Program

The RDP program was established in 2022 to make it easier for a broader range of customers to access our award-winning cultivation technology. Featuring our flagship VFUs in a prepackaged, self-contained, and quick-to-deploy format, the thoughtfully designed and engineered RDPs offer an accelerated path to production, cash flow, and profitability for customers. By removing certain barriers and points of friction with the RDPs, we can provide customers who have properly equipped facilities with best-in-class cultivation capabilities in potentially as little as 90 days. Once installed, the modular nature of the RDPs allows for seamless expansion opportunities, enabling customers the flexibility to grow and scale.

TTK Solution

While we do not intend to enter into any new TTK Solutions for the foreseeable future, we have deployed this program with certain key customers. We also believe that our data-driven TTK Solution for cultivation solutions is unlike any other customer solution being offered and enables our customers to get to market faster by providing them with our seamlessly integrated hardware and software offerings as well as access to capital and a wide range of associated services from experts including consulting, training, design, engineering, and construction to form what we believe is the most complete solution available from a single provider. We engage qualified cannabis operators in the early phases of their business plans and provide critical support, typically over a 10-year period.

Our TTK Solution provides our valued customers with the benefit of working with a single, highly qualified provider in what has historically been a decentralized market full of piecemeal solutions that were not necessarily designed and engineered to work harmoniously with one another. Given the significant shortcomings associated with traditional indoor grow methods across all commercial agriculture segments, it was apparent that a new paradigm in indoor cultivation was needed, which is why we have brought a more modern, manufacturing style approach that is process driven through technology and measured via data and analytics. Overall, our holistic approach to addressing our customers’ cultivation needs treats their production facilities as an end-to-end ecosystem whose success depends on all components working together optimally. Despite the rapidly growing cannabis and hemp industry, many growers and processors face some significant obstacles to their operations that pose a serious threat to their long-term viability.

We believe Agrify’s proprietary TTK Solution is the key to resolving many of the challenges our customers encounter. We have set ourselves apart by bringing to market a horticulturist expertise, bundled solution of state-of-the-art equipment, software and services that is turn-key, end-to-end, fully integrated and optimized for precision growing and extraction. Agrify’s TTK Solution provides customers with the following bundled equipment and services:

●	Facility design, lab design, and engineering services

●	Facility and lab build-out project management

●	Agrify VFUs

●	Agrify data driven Agrify Insights™

●	Agrify extraction products

●	Expert horticulturist training and ongoing support

Extraction Solutions

While we do not extract, come in contact with, distribute, process, or dispense cannabis or hemp or any cannabis or hemp derivatives that are currently prohibited under U.S. federal law, our extraction equipment and business solutions can be used within indoor processing facilities by fully licensed cannabis and hemp cultivators and processors or in some cases, by individual processors for individual use in compliance with applicable law. We sell our proprietary extraction solutions to independent, licensed cultivators and processing labs.

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

As stated previously, we strategically acquired four of the top brands in the extraction space in late 2021 and early 2022 in Precision Extraction, PurePressure, Lab Society, and Cascade Sciences. These iconic brands encompass everything from hydrocarbon, alcohol, and solventless extraction to distillation and post-processing and have supported and continue to support over 90% of legal operators in one fashion or another.

Combined, these four acquisitions provide what we believe to be the most comprehensive extraction solutions from a single provider, with over 7,000 customers, including over 30 Multi-State-Operators, and some of the best extraction labs in the industry. Our leading extraction brands provide equipment and solutions for extraction, post-processing, and testing for the cannabis and hemp industries. The extraction, post-processing and testing services are complementary and highly attractive areas of the supply chain.

Our extraction division now offers cutting-edge technologies and end-to-end service solutions. Solutions from the extraction division include equipment, technology, facility and lab design, training, and extensive research and development capabilities. By providing new hardware-as-a-service we intend to capture higher margin recurring revenue and supply chain optimization through streamlined product sourcing, purchasing, manufacturing, and warehousing.

These acquisitions have greatly expanded our product and service offerings in the post-harvest segment of the supply chain. We believe we are positioning Agrify as one of the most vertically integrated total solutions provider for our cannabis and hemp customers. According to a report published by Grand View Research in November 2022, the global cannabis extraction market is expected to potentially grow to $15.5 billion by 2030, and as the cannabis industry continues to experience rapid growth globally, we expect the sales of our extraction solutions to follow a similar growth trajectory.

Cannabis Market Opportunity

While we do not cultivate, come in contact with, distribute or dispense cannabis or any cannabis derivatives that are currently prohibited under U.S. federal law, our cultivation solutions can be used within state-licensed indoor grow facilities by cannabis cultivators if they choose to do so.

In the U.S., the development and growth of the regulated medical and recreational (adult-use) cannabis industry has generally been driven by state law and regulation, and accordingly, the market varies on a state-by-state basis. State laws that legalize and regulate cannabis for medicinal reasons allow patients to consume cannabis with a designated healthcare provider’s recommendation, subject to various requirements and limitations. As of January 2023, 39 states have passed laws allowing their citizens to use medical cannabis. On top of this medical condition growth trend, there has been a slow but steady increase in the number of states that have chosen to legalize cannabis for recreational use. As of January 2023, 21 states have passed laws allowing their citizens to use recreational cannabis. Shifting public attitudes and state law and legislative activity are driving this change as indicated by a 2019 poll by Quinnipiac University that found that 93% of Americans support patient access to medical-use cannabis if recommended by a doctor, which was the same level of support from a similar poll conducted by Quinnipiac University in 2018. Similarly, the trend toward further legalization and regulation of cannabis sales is spreading globally. As of the date of this report, over 70 countries outside the U.S. currently have medicinal cannabis regulation in force, and that number is expected to significantly increase over time.

Given that the market size of legal cannabis in the U.S. in 2022 was estimated to be $27.7 billion according to MarketsandMarkets research Pvt Ltd, and 88% of legal U.S. cannabis cultivators grow indoors (Fluence 2022 Industry lighting report), we estimate that the indoor segment of the legal U.S. cannabis sector is a $10 billion market with the expectation that there will be even more growth on the horizon. A recent report from statista.com projected global cannabis revenue to reach $47.2 billion in 2023, with annual growth rate of 12.69%, with a projected global market volume of $76.1 billion by 2027.

The different cultivation environments for cannabis each have advantages and disadvantages, and this leads to a variance in price points based on quality, actual and perceived, and process. According to New Leaf Data Services January 27, 2023 U.S. cannabis spot index, the average wholesale price per pound of an outdoor-grown flower was $408 per pound, greenhouse flower averaged $633 per pound, while indoor-grown flower averaged $1,298 per pound and the total market on average was $977 per pound. Based on the Fluence 2022 state of the cannabis industry lighting report, 88% of cultivators have some or all of their facilities growing indoors, up 9% over 2021.

Competitive Landscape

We believe our full suite of product offerings forms an unmatched ecosystem for indoor growing and extraction. At this time, our VFUs, Agrify Insights™, extraction solutions, our facility design and build services, and our engineering/installation services are highly differentiated from anything else on the market.

At the same time, our customers are actively being approached by a variety of companies who do offer compelling standalone products and services, so we recognize that our customers do have choices and alternatives, and they also need to factor in opportunity costs whenever they make purchasing decisions. Consequently, we more broadly define our competition as any other company going after the same finite budget dollars as us in the indoor agriculture space. We have highlighted below the most notable players that operate across some of the same functional, highly fragmented areas of agriculture technology that we operate.

●	Semi-Integrated Vertical Cultivation Systems — Sprout AI

●	Aeroponic Systems — AEssenceGrows and Thrive Growing

●	Horticultural Lighting — Gavita, Fluence, VividGro, Hydrofarm, GrowGeneration, Hawthorne and Heliospectra

●	Extraction Solutions — ExtractionTek Solutions, Mach Technologies, Decimal Engineering, Low Temp Plates, Whistler Technologies, Maratek and Hashatron

●	Monitoring Software — Grownetics and Trym

●	Cultivation Software — Quantum Leaf, Flourish, and Grow Link

●	Vertical Cultivation Racking Systems — Pipp Horticulture and Montel

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

Our Competitive Strengths

We believe our business has, and our future success will be driven by, the following competitive strengths:

●	Innovative Technology in an Attractive Growing Industry. Our innovative solutions are aimed at large and growing U.S. domestic and global markets. We believe we are the only provider of a fully integrated end-to-end hardware and software turnkey solution for indoor cultivation and extraction facilities that allows customers to produce high-quality products with consistency at scale while meeting the growing demand and needs of end users at a relatively low cost. As such, we believe we have a first mover advantage due to innovating this new type of smart cannabis and hemp cultivation and processing solution, which is already designed, manufactured, and implemented in several commercial scale deployments across multiple states within the U.S.

●	Integrated Proprietary Components. We design and create our own hardware, software, and SOPs from the ground up rather than buying piecemeal from third parties. We take a systems-engineered integrated approach that we believe has inherent advantages over other, ad-hoc systems.

●	Emphasis on Precision and Consistency Through Our Proprietary Grow Solutions. While being able to help our customers increase capacity, yield and consequently revenues holds a tremendous amount of value, we believe that our biggest differentiator is our ability to impact the actual quality and consistency of the output by controlling the environment in which the crops are grown and all the variables that influence harvests with an unparalleled level of precision. The by-product of our TTK Solution is that our customers can create consistent high-quality products with repeatability from anywhere similar to any other consumer product company that provides a branded food or drink product.

●	Emphasis on Precision and Consistency Through Our Extraction Division. In addition to our premium grow solutions, we have begun offering our customers industry leading cannabis and hemp extraction equipment, design, and training solutions. By acquiring leading brands earlier this year, we are immediately able to offer our customers premium solutions to meet their processing needs in this rapidly expanding sector.

●	Market Knowledge and Understanding. We have extensive experience with controlled agriculture environments, extraction, post-processing, and scale-up manufacturing, as well as industry technical knowledge and relationships. We are keenly aware of the struggles that indoor cultivators and extractors face, and we serve as a credible and collaborative partner through the entire customer lifecycle. We believe that our fully integrated TTK Solution, extraction equipment and ancillary services are the key to resolving many of the challenges our customers face.

●	Differentiated Business Model. Unlike many of our competitors, we offer a diversified mix of hardware, software, and services, which leads to potential multiple revenue streams. Given the nature of our deployments, we become deeply embedded in our customers’ operations through our numerous product offerings. This puts us in a position where customer success is directly tied to our equipment. Our ability to differentiate our business model provides us with multiple opportunities to expand our installed user base, which we believe will lead to future high-margin and stable recurring SaaS revenues, via our Agrify Insights™ and production fee revenues.

Our Customers

We primarily market and sell our products to newly licensed, well-funded producers in a single market as well as multi-state operators. Our customers choose us for several reasons, including the breadth and availability of the products we offer, our extensive expertise, and the quality of our customer service. For large multi-state operators, our solutions allow operators to produce consistent high-quality products regardless of the geographic locations where they are licensed to operate. Our system removes the variations of local grow environments, and also provides consistent standard operating procedures across different facilities, helping every facility to achieve the highest Good Manufacturing Processes standards. Our ability to provide a “one-stop shop” experience allows us to be the preferred vendor to many of these customers by streamlining their entry or expansion of their cultivation capabilities. In addition, we believe our customers find great value in the advice and recommendations provided by our knowledgeable sales and service associates, which further increases demand for our products.

We believe the nature of our solutions and our high-touch customer service model strengthens relationships, builds loyalty and drives repeat business as our customers’ businesses expand. In addition, we feel as if our premium product lines and comprehensive product portfolio position us well to meet our customers’ needs. Furthermore, we fully anticipate that we will be able to leverage all the data that we are collecting from our existing customer base to make continuous improvements to our offerings and better serve our current and new customers in the future.

To date, we have customers across the U.S. and internationally in the cannabis and hemp industry and are of all sizes, ranging from small, single location businesses to multi-state enterprise operations that use Agrify’s solutions. For each of the fiscal years ended December 31, 2022 and December 31, 2021, we had two customers that represented more than 10% of total revenues.

Our Growth Strategy

We have developed a multi-pronged growth strategy as described below to help us capitalize on the sizable opportunity at hand. Through methodical sales and marketing efforts, cultivation and extraction solutions, and scale-up manufacturing, we believe we have implemented several key initiatives we can use to grow our business more effectively. We also intend to opportunistically pursue the strategies described below to continue our upward trajectory and enhance shareholder value. We believe we have significantly improved our new bookings and qualified pipeline. With our expanded product line that includes quality extraction solutions, we have become more attractive to our prospects and customers, enhancing our overall appeal and the scope of opportunities we are able to pursue. We expect our qualified pipeline and new bookings of opportunities to continue to grow.

Sales and Marketing

Rigorous Sales Process and Strong Infrastructure in Place to Drive Revenue Growth

We utilize a highly structured sales process to evaluate potential new opportunities and then advance vetted prospects through the different phases of our qualified pipeline. Our salespeople spend most of their time building relationships and qualifying opportunities to make closing new business more streamlined, collaborative, and organic in nature. There are specific requirements, milestones, and events that we have identified along the sales process that must be met to move prospects through and convert them from vetted opportunities into committed sales orders within a 12-month period. At each phase of the pipeline, a prospect opportunity is assigned a probability value for closing, providing management production forecast ability.

Our sales team works to convert our qualified pipeline of opportunities into confirmed contractual bookings. Given our emphasis on enterprise sales opportunities, we believe we are able to significantly scale our business in the coming year without significant increases in our headcount. At the time of this report, our sales team was comprised of one Sales Vice President, Directors of Business Development, Account Managers, Channel Partner Managers, Customer Support and Success Manager, Customer Service Support Reps, and a Sales Support Admin. Additionally, we take measures to ensure that all members of the sales organization are cross-trained on cultivation and extraction products.

We believe our business has, and our future success will be driven by, the following sales and marketing strategy:

●	Direct Marketing. We capitalize on our direct marketing efforts by utilizing our internal CRM database, as well as the external help of trusted industry databases to target the right audience. Emails go out on a weekly basis and are subdivided by product focus and state, depending on the campaign. We use A/B testing in our email campaign strategy to harness meaningful messages.

●	Social Media and Thought Leadership. Through the creation and promotion of engaging content that positions us as a thought leader, we continue to organically grow our social media audience. We share original videos, photography, industry-related articles, and blog content on a consistent basis. By developing strong relationships with our customers and sharing testimonials as well as live footage of our products being in action, we are better positioning ourselves on social. Furthermore, we promote our social media in our email communications, on our website, and through paid advertising. We also keep our finger on the pulse of trends and competitors in the market, remaining in the know.

●	Trade Shows. Trade shows and events related to the cannabis industry have proven to be highly effective. When attending trade shows and events, we typically position ourselves front and center, with high-level sponsorships, outstanding booth placement, and speaking opportunities. Our product and subject matter experts take advantage of speaking opportunities, positioning Agrify as an industry thought leader. We expect to continue to grow our industry presence by generating leads using conferences as a platform. The trade show plan has been carefully vetted to ensure that these shows are reputable, have a strong business-to-business focus, high foot-traffic rates, as well as hosted in a desirable market.

●	Paid Advertising. We utilize paid advertising such as banner ads on high-trafficked media sites that largely focus on cannabis and other relevant topics. We provide content offers and other downloadable materials to capture these leads. As we gain experience through these different marketing initiatives, we will make appropriate spending adjustments with our most effective outlets. We seek to expand our business both nationally and internationally and will do so when we have proven, viable marketing options available to us.

●	Public Relations Campaigns. We have actively utilized press releases, industry and investor events, and interviews and speaking engagements to increase awareness of our brand, solutions, customer engagements, and other relevant company developments. With our industry positioning using thought leadership and ongoing participation in industry conferences, we have been highlighted through the Newswire and featured in a variety of media outlets. We will continue to sponsor and present keynotes at industry-related events including technology and agriculture conferences, podcasts, radio shows and more to continue to gain press and ultimately more exposure.

Scale-Up Manufacturing Capabilities in Order to Meet the Increasing Demand for Our Grow Solutions

We currently use both internal and external manufacturing to support our increasing demand. Internal production is primarily at our Michigan, Colorado, and Georgia facilities. Externally, we use a variety of contract manufacturers (“CMs”) in the U.S. and in Asia for prototyping and volume manufacturing, and we plan to expand our capabilities to meet the increasing demand for our grow solutions. We design the systems internally, and then work with our CMs and suppliers to refine, prototype, and test the designs. The designs are documented at a level that allows us to have our products manufactured at multiple CMs, both in the U.S. and abroad. As demand increases beyond our internal capacities additional volume can be shifted to external manufacturing to ensure market demands are met.

Overall, our approach to manufacturing is to use both internal and external manufacturing capabilities to prototype, iterate, and begin initial production, then transition to volume production. As volumes increase, this will also include increasing production in lower-cost geographies, which results in both rapid time-to-market and low production costs. As we grow, we intend to continually analyze and evolve our manufacturing capabilities to best meet our customers’ needs while always focusing on ways to maximize operating margins.

Intellectual Property

We rely on a combination of patent, trademark, copyright, and trade secret, including federal, state and common law rights in the U.S. and other countries, nondisclosure agreements, and other measures to protect our intellectual property. We require our employees, consultants, and advisors to execute confidentiality agreements and to agree to disclose and assign to us all inventions conceived under their respective employment, consultant, or advisor agreement, using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Our business is affected by our ability to protect against misappropriation and infringement of our intellectual property, including our trademarks, service marks, patents, domain names, copyrights and other proprietary rights.

Patents

We hold 20 patents in the U.S. We also have one pending patent application. These patents and patents applications are directed to, among other things, extraction and processing of botanicals and particular compounds.

Trademarks and Copyrights

We own or have applications for numerous national and state trademarks which are essential to our businesses, including Agrify, Precision, PurePressure, PressWare, Lab Society and Elitelab, among others. In addition, we recognize common-law trademark rights AGRIFY INSIGHTS and AGRINAMICS for SaaS products.

Our subsidiary, Agrify Brands, LLC is the owner of certain common-law trademarks that it licenses to third parties. Marks covered by the license include, DAWG STAR (including multiple logo designs), WESTERN CULTURED (including multiple logo designs), TWISTED LEGION (logo), WAXTRONAUT (including multiple logo designs) and WAXTRONAUT COSMICALLY CURATED EXTRACTS.

Although we have not sought copyright registration for our technology or works to date, we rely on common law copyright and trade secret protections in relation to our TechOps/ Agrify Insights™ computer program for indoor agriculture management. We have registered our Internet domain names related to our business. We license software from third parties and utilize open-source software for integration into our applications.

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

Human Capital Resources

As of October 1, 2023, we had a total of 72 employees, of which 72 are full-time employees, with 10 located in the New England area, 18 in Colorado, 26 in Michigan, 5 in Georgia, and 13 located in other states. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.

We strive to attract and retain diverse, high-caliber employees who raise the talent bar by offering competitive compensation and benefit packages, regardless of their gender, race, or other personal characteristics. We regularly review and survey our compensation and benefit programs against the market to ensure we remain competitive in our hiring practices. We provide employee salaries that are competitive and consider factors such as an employee’s role and experience, the location of their job and their performance. In addition to our competitive salaries, to enhance our employees’ sense of participation in the company and to further align their interests with those of our stockholders, we offer equity packages to a majority of our employees. The principal purposes of our equity incentive plan are to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

We strive to hire, develop, and retain talent that continuously raises the performance bar. We encourage, support, and compensate our employees based on our philosophy of recognizing and rewarding exceptional performance. We believe that performance and development is an ongoing process in which all employees should be active participants. Individual and company key performance goals are linked to employee compensation.

Regulatory Implications of Providing Equipment and Services in the Cannabis and Hemp Industry

We sell products and services that end users may purchase for use in industries or segments, including the growing and processing of cannabis and hemp, which are subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions. For example, certain countries and 36 U.S. states have adopted frameworks that authorize, regulate, and tax the cultivation, processing, sale, and use of cannabis for medicinal and/or non-medicinal use, while the U.S. Controlled Substances Act and the laws of other U.S. states prohibit growing cannabis. In addition, with the passage of the Farm Bill in December 2018, hemp cultivation is now broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also removes restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law. Our products are multi-purpose products and may be used on a wide range of plants and are purchased by cultivators who may grow any variety of plants, including cannabis and hemp.

Although the majority of states now have laws that regulate or decriminalize various types of cannabis use, marijuana remains a Schedule I drug under the Controlled Substances Act, making it illegal under federal law in the U.S. to, among other things, cultivate, distribute or possess cannabis in the U.S. In those states in which the use of marijuana has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act. The Controlled Substances Act classifies marijuana as a Schedule I controlled substance, and as such, medical and adult cannabis use is illegal under U.S. federal law. Unless and until the U.S. Congress amends the Controlled Substances Act with respect to marijuana (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. Financial transactions involving proceeds generated by, or intended to promote, cannabis-related business activities in the U.S. may form the basis for prosecution under applicable U.S. federal money laundering legislation. The approach to enforcement of such laws by the federal government in the U.S. has trended toward non-enforcement against individuals and businesses that comply with medical or adult-use cannabis regulatory programs in states where such programs are legal, strict compliance with state laws with respect to cannabis.

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

As part of its rigorous due diligence policy on all potential customers, the Company carefully reviews the appropriate licensure of each potential customer in the cannabis and hemp industry for compliance with applicable local, state, and federal laws. The Company is not involved in the cultivation, processing, or retail of cannabis products and never takes a controlling interest in any of the operations of its cannabis customers as a matter of state law.

Implications of Being an Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. Accordingly, for so long as we are an “emerging growth company,” we will not be required to:

●	engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes–Oxley Act of 2002, or the Sarbanes–Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or the PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “say-on-golden parachutes;” or

●	disclose certain executive compensation-related items such as the correlation between executive compensation and performance and the comparison of the chief executive officer’s compensation to median employee compensation.

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

Corporate Information

Our executive offices are located at 2468 Industrial Row, Dr., Troy, Michigan 48084. Our telephone number at our executive offices is (855) 420-0020.

Agrify Corporation was incorporated in the state of Nevada on June 6, 2016, originally incorporated as Agrinamics, Inc. (or Agrinamics). On September 16, 2019, Agrinamics amended its articles of incorporation to reflect a name change to Agrify Corporation.

Available Information

The Company’s Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge at https://ir.agrify.com/financials-and-filings/sec-filings when such reports are available on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We periodically provide other information for investors on our corporate website, www.agrify.com, and our investor relations website, investor.gnln.com. This includes press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of shareholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception, we have experienced recurring net losses which losses caused an accumulated deficit of approximately $247.1 million as of December 31, 2022. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects. We have been in existence since June 2016 and much of our revenue growth has occurred during 2021 and 2022. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

●	market acceptance of our current and future products and services;

●	changing regulatory environments and costs associated with compliance, particularly as related to our operations in the cannabis sector;

●	our ability to compete with other companies offering similar products and services;

●	our ability to effectively market our products and services and attract new clients;

●	the amount and timing of operating expenses, particularly sales and marketing expenses, related to the maintenance and expansion of our business, operations, and infrastructure;

●	our ability to control costs, including operating expenses;

●	our ability to manage organic growth and growth fueled by acquisitions;

●	public perception and acceptance of cannabis-related products and services generally; and

●	general economic conditions and events.

If we do not manage these risks successfully, our business and financial performance will be adversely affected.

Potential risk of loss associated with our TTK Solution Offerings

During 2021, we introduced our TTK Solution, which among other things, includes financing arrangements related to both facility design and build services and equipment. These arrangements require a significant upfront investment of working capital over a one- to two-year period, before we start to receive repayment on the upfront construction advances and on our recurring monthly SaaS fees and production fees.

As of December 31, 2022, a significant amount of our working capital has been invested in funding our TTK Solution construction and equipment commitments.

We believe that there is a potential risk of loss associated with our ability to receive anticipated future payments that are in line with our projected financial unit metrics due to a host of variables including, but not limited to the following:

●	as we are in the early stages of our TTK Solution offerings, the TTK Solution is currently an unproven business model;

●	the TTK Solution offering requires a significant amount of capital and our collection of advanced amounts is subject to customer credit risk;

●	our anticipated downstream production fee revenue assumes that our VFUs will successfully produce 35 pounds of product per VFU per year; and

●	our anticipated returns are reliant upon our customers’ ability to market and sell the products.

During the year ended December 31, 2022, we established a reserve of approximately $12.5 million specifically related to Greenstone Holdings (“Greenstone”) TTK Solution. Greenstone is a related party because one of our former Agrify Brands employees and our VP of Engineering had a minority ownership. We established the reserve based upon our review of Greenstone’s financial stability, which would impact collectability, which is primarily the result of unfavorable market conditions within the Colorado market. On April 6, 2023, Denver Greens, LLC (“Denver Greens”) acquired certain interests in the Greenstone project through various transactions so that Denver Greens is now the operator of this TTK Solution. The Company wrote off the entire Greenstone loan receivable in 2022.

On September 15, 2022, we provided a notice of default under the Bud & Mary’s TTK Agreement between us and Bud & Mary’s. On October 5, 2022, Bud & Mary’s filed a complaint in the Superior Court of Massachusetts in Suffolk County naming us as the defendant. Bud & Mary’s is seeking, among other relief, monetary damages in connection with alleged unfair or deceptive trade practices, breach of contract, and conversion arising from the Bud & Mary’s TTK Agreement. In response, we established a reserve of $14.7 million specifically related to Bud & Mary’s. We deemed it necessary to fully reserve the $14.7 million outstanding balance in the third quarter of 2022 due to the current litigation and the uncertainty of the customer’s ability to repay the outstanding balance. If we are unable to realize revenue from our TTK Solution offerings on a timely basis, or at all, or if we incur additional losses as a result of the Bud & Mary’s claim, our business and financial performance will be adversely affected.

We may require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce, or terminate our product manufacturing and development, and other operations.

At December 31, 2022, we had $20.5 million of cash, cash equivalents, and restricted cash. Our restricted cash of $10 million is associated with a senior secured promissory note in an aggregate principal amount of $65 million (the “SPA Note”) which was exchanged for a new senior secured note (the “Exchange Note”) as of December 31, 2022. Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned. Even if we are able to substantially increase revenue and reduce operational expenditures, we may need to raise additional capital, either through borrowings, private offerings, public offerings, or some type of business combination, such as a merger or buyout, and there can be no assurance that we will be successful in such pursuits. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our investors losing all of their investment in our company.

As of April 1, 2023, after which time the ATM program was discontinued, we sold 629,710 shares of Common Stock, under the ATM at an average price of $27.29 per share, resulting in gross proceeds to us of $17.2 million, and net proceeds of $16.7 million after commissions and fees to the Agent totaling $516 thousand. $3.0 million of the proceeds under the ATM Program were used to repay amounts due to the investor (the “Investor”) under the Exchange Note.

If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity, and ability to pay dividends. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

We face risks associated with strategic acquisitions.

Since our inception, we have strategically acquired several businesses, and plan to continue to make strategic acquisitions, some of which may be material. These acquisitions may involve a number of financial, accounting, managerial, operational, legal, compliance, and other risks and challenges, including the following, any of which could adversely affect our results of operations:

●	any acquired business could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with its anticipated timetable;

●	we may incur or assume significant debt in connection with our acquisitions;

●	acquisitions could cause our results of operations to differ from our own or the investment community’s expectations in any given period, or over the long term; and

●	acquisitions could create demands on our management that they may be unable to effectively address, or for which we may incur additional costs.

Additionally, following any business acquisition, we could experience difficulty in integrating personnel, operations, financial and other systems, and in retaining key employees and customers.

We may record goodwill and other intangible assets on our consolidated balance sheet in connection with our acquisitions. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets, which could materially impact our results of operations.

We have substantial debt and other financial obligations, and we may incur even more debt. Any failure to meet our debt and other financial obligations or maintain compliance with related covenants could harm our business, financial condition, and results of operations.

On March 14, 2022, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which we agreed to issue and sell to the Investor the SPA Note, in a private placement transaction, in exchange for the payment by the Investor of $65 million, less applicable expenses as set forth in the Securities Purchase Agreement, and a warrant (the “SPA Warrant”) to purchase up to an aggregate of 34,406 shares of Common Stock.

On August 18, 2022, we reached an agreement with the Investor to amend the existing SPA Note and entered into a Securities Exchange Agreement (the “August 2022 Exchange Agreement”). Pursuant to the August 2022 Exchange Agreement, we partially paid $35.2 million along with approximately $300 thousand in repayments for other fees under the SPA Note and exchanged the remaining balance of the SPA Note for a new senior secured note with an aggregate original principal amount of $35.0 million and a new warrant to purchase 71,139 shares of Common Stock (the “Note Exchange Warrant”). Additionally, we exchanged the SPA Warrant for a new warrant for the same number of underlying shares but with a reduced exercise price (the “Modified Warrant” and, collectively with the Note Exchange Warrant, the “August 2022 Warrants”). The Exchange Note will mature on the three-year anniversary of its issuance.

On March 8, 2023, we entered into a second Securities Exchange Agreement with the Investor (the “March 2023 Exchange Agreement” and together with the August 2022 Exchange Agreement, the “Exchange Agreements”), pursuant to which we paid approximately $10.3 million in principal under the Exchange Note and exchanged $10.0 million in principal amount under the Exchange Note for a new senior convertible note (the “Convertible Note” and, together with the Exchange Note, the “Notes”) with an original principal amount of $10.0 million. The Convertible Note will mature on August 19, 2025.

On October 27, 2023, CP Acquisitions LLC (the “New Lender”), an entity affiliated with and controlled by Raymond Chang, our Chief Executive Officer, acquired the Notes from the Investor.

Pursuant to the terms of the Notes, we are subject to various covenants, including negative covenants that restrict our ability to engage in certain transactions, which may limit our ability to respond to changing business and economic conditions. Such negative covenants include, among other things, limitations on our ability and the ability of our subsidiaries to:

●	incur debt;

●	incur liens;

●	make investments (including acquisitions);

●	sell assets; and

●	pay dividends on our capital stock.

In addition, the Notes impose certain customary affirmative and negative covenants upon us, as well as covenants that restrict us and our subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, restrict the ability of us and our subsidiaries from making certain investments, subject to specified exceptions, and restrict the declaration of any dividends or other distributions, subject to specified exceptions.

If we are not in compliance with certain of these covenants, in addition to other actions the New Lender may require, the amounts outstanding under the Exchange Agreements may become immediately due and payable. This immediate payment may negatively impact our financial condition. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future. If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.

Our ability to make scheduled payments on our debt and other financial obligations and comply with financial covenants depends on our financial and operating performance. Our financial and operating performance will continue to be subject to prevailing economic conditions and to financial, business, and other factors, some of which are beyond our control. Failure within any applicable grace or cure periods to make such payments, comply with the financial covenants, or any other non-financial or restrictive covenant, would create a default under the Notes. Our cash flow and existing capital resources may be insufficient to repay our debt at maturity, in which case we would have to extend such maturity date, or otherwise repay, refinance, and/or restructure the obligations under the Notes, including with proceeds from the sale of assets, and additional equity or debt capital. If we are unsuccessful in obtaining such extension, or entering into such repayment, refinance, or restructure prior to maturity, or any other default existed under the Notes, the New Lender could accelerate the indebtedness under the Notes, foreclose against its collateral, or seek other remedies, which would jeopardize our ability to continue our current operations.

We may be required to record impairment charges against the carrying value of our goodwill and other intangible assets in the future.

During the three-month period ended June 30, 2022, we identified an impairment-triggering event associated with both a sustained decline in our stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, we deemed that there was an impairment to the carrying value of our property and equipment and accordingly performed interim testing as of June 30, 2022.

Based on its interim testing, we noted that the carrying value of equity exceeded the calculated fair value by an amount greater than the aggregate value of our goodwill and intangible assets. Accordingly, we concluded that the entire carrying value of our goodwill and intangible assets were impaired, resulting in a second-quarter impairment charge of $69.9 million. Additional information regarding the interim testing on goodwill may be found in Note 7 – Goodwill and Intangible Assets, Net, included in the notes to the consolidated financial statements.

During the year ended December 31, 2022, two customers accounted for approximately $16.8 million, or 28.8%, of our total revenue. In the event of any material decrease in revenue from these customers, or if we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results of operations could be materially and adversely affected.

This concentration of customers leaves us exposed to the risks associated with the loss of one or both of these significant customers, which would materially and adversely affect our revenues and results of operations. In addition, some customers have experienced and may continue to experience construction delays in building out their facilities and we have been assisting these customers in addressing these delays, including in certain cases extending their payment terms. Any continued delays will likely result in a negative impact on our revenues. Further, if these customers were to significantly reduce their relationship with us, or in the event that we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results of operations could be negatively impacted, and such impact would likely be significant.

Our reliance on a limited base of suppliers for our products may result in disruptions to our supply chain and business and adversely affect our financial results.

We rely on a limited number of suppliers for our products and other supplies. If we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, if any of our key suppliers becomes insolvent or experiences other financial distress or if any of our key suppliers is negatively impacted by COVID-19, including with respect to staffing and shipping of products, we could experience disruptions in our supply chain, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

Many of our suppliers are experiencing operational difficulties as a result of COVID-19, which in turn may have an adverse effect on our ability to provide products to our customers.

The measures being taken to combat the pandemic are impacting our suppliers and may destabilize our supply chain. For example, manufacturing plants have closed and work at others has been curtailed in many places where we source our products. Some of our suppliers have had to temporarily close a facility for disinfecting after employees tested positive for COVID-19, and others have faced staffing shortages from employees who are sick or apprehensive about coming to work. Further, the ability of our suppliers to ship their goods to us has become difficult as transportation networks and distribution facilities have had reduced capacity and have been dealing with changes in the types of goods being shipped.

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

We currently serve private clients as they operate in the growing cannabis industry. Any risks related to the cannabis industry that may adversely affect our clients and potential clients may, in turn, adversely affect demand for our products. Specific risks faced by companies operating in the cannabis industry include, but are not limited to, the following:

Marijuana remains illegal under U.S. federal law

Marijuana is a Schedule-I controlled substance under the Controlled Substances Act and is illegal under federal law. It remains illegal under U.S. Federal law to grow, cultivate, sell, or possess marijuana for any purpose or to assist or conspire with those who do so. Additionally, 21 U.S.C. 856 makes it illegal to “knowingly open, lease, rent, use, or maintain any place, whether permanently or temporarily, for the purpose of manufacturing, distributing, or using any controlled substance.” Even in those states in which the use of marijuana has been authorized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana is not preempted by state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our clients’ inability to proceed with their operations, which would adversely affect demands for our products.

Uncertainty of federal enforcement and the need to renew temporary safeguards

On January 4, 2018, former Attorney General Sessions rescinded the previously issued memoranda (known as the Cole Memorandum) from the U.S. Department of Justice (“DOJ”) that had de-prioritized the enforcement of federal law against marijuana users and businesses that comply with state marijuana laws, adding uncertainty to the question of how the federal government will choose to enforce federal laws regarding marijuana. Attorney General Sessions issued a memorandum to all U.S. Attorneys in which the DOJ affirmatively rescinded the previous guidance as to marijuana enforcement, calling such guidance “unnecessary.” This one-page memorandum was vague in nature, stating that federal prosecutors should use established principles in setting their law enforcement priorities. Under previous administrations, the DOJ indicated that those users and suppliers of medical marijuana who complied with state laws, which required compliance with certain criteria, would not be prosecuted. As a result, it is now unclear if the DOJ will seek to enforce the Controlled Substances Act against those users and suppliers who comply with state marijuana laws.

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

In 2014, Congress passed a spending bill (“2015 Appropriations Bill”) containing a provision (“Appropriations Rider”) blocking federal funds and resources allocated under the 2015 Appropriations Bill from being used to “prevent such States from implementing their own State medical marijuana law.” The Appropriations Rider seemed to have prohibited the federal government from interfering with the ability of states to administer their medical marijuana laws, although it did not codify federal protections for medical marijuana patients and producers. Moreover, despite the Appropriations Rider, the Justice Department maintains that it can still prosecute violations of the federal marijuana ban and continue cases already in the courts. Additionally, the Appropriations Rider must be re-enacted every year. While it was continued in subsequent years and remains in effect, continued re-authorization of the Appropriations Rider cannot be guaranteed. If the Appropriations Rider is no longer in effect, the risk of federal enforcement and override of state marijuana laws would increase.

Further legislative development beneficial to our operations is not guaranteed

One aspect of our business involves selling goods and services to state-licensed cannabis cultivators. The success of our business may partly depend on the continued development of the cannabis industry and the activity of commercial business within the industry. The continued development of the cannabis industry is dependent upon continued legislative and regulatory authorization of cannabis at the state level and a continued laissez-faire approach by federal enforcement agencies. Any number of factors could slow or halt progress in this area. Further regulatory progress beneficial to the industry cannot be assured. While there may be ample public support for legislative action, numerous factors impact the legislative and regulatory process, including election results, scientific findings, or general public events. Any one of these factors could slow or halt progressive legislation relating to cannabis and the current tolerance for the use of cannabis by consumers, which could adversely affect demand for our products and operations.

The cannabis industry could face strong opposition from other industries

We believe that established businesses in other industries may have a strong economic interest in opposing the development of the cannabis industry. Cannabis may be seen by companies in other industries as an attractive alternative to their products, including recreational marijuana as an alternative to alcohol, and medical marijuana as an alternative to various commercial pharmaceuticals. Many industries that could view the emerging cannabis industry as an economic threat are well established, with vast economic and federal and state lobbying resources. It is possible that companies within these industries could use their resources to attempt to slow or reverse legislation legalizing cannabis. Any inroads these companies make in halting or impeding legislative initiatives that would be beneficial to the cannabis industry could have a detrimental impact on some of our clients and, in turn, on our operations.

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

Changing legislation and evolving interpretations of law

Laws and regulations affecting the medical and adult-use marijuana industry are constantly changing, which could detrimentally affect some of our clients and, in turn, our operations. Local, state, and federal marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require our clients and thus us to incur substantial costs associated with modification of operations to ensure such clients’ compliance. In addition, violations of these laws, or allegations of such violations, could disrupt our clients’ businesses and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will limit the amount of cannabis growth, or related products that our commercial clients are authorized to produce. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our operations.

Our business depends in part on client licensing

Our business is partly dependent on certain of our customers obtaining various licenses from various municipalities and state licensing agencies. There can be no assurance that any or all licenses necessary for our clients to operate their businesses will be obtained, retained, or renewed. If a licensing body were to determine that a client of ours had violated applicable rules and regulations, there is a risk the license granted to that client could be revoked, which could adversely affect our operations. There can be no assurance that our existing clients will be able to retain their licenses going forward, or that new licenses will be granted to existing and new market entrants.

Banking regulations could limit access to banking services

Since the use of marijuana is illegal under federal law, there is a compelling argument that banks cannot lawfully accept for deposit funds from businesses involved with marijuana. Consequently, businesses involved in the cannabis industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for some of our clients to operate and their reliance on cash can result in a heightened risk of theft, which could harm their businesses and, in turn, harm our business. Although the proposal of the Secure and Fair Enforcement Banking Act, also referred to as the SAFE Banking Act, would allow banks to work with cannabis businesses and prevent federal banking regulators from intervening or punishing those banks, the legislation still requires the approval of the U.S. Senate. There can be no assurance that the SAFE Banking Act will become law in the U.S. Additionally, most courts have denied marijuana-related businesses bankruptcy protection, thus making it very difficult for lenders to recoup their investments, which may limit the willingness of banks to lend to our clients and to us.

We may face insurance risks

In the U.S., many marijuana-related businesses are subject to a lack of adequate insurance coverage. In addition, many insurance companies may deny claims for any loss relating to marijuana or marijuana-related operations based on their illegality under federal law, noting that a contract for an illegal transaction is unenforceable.

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

We have exposure to several customers and certain of these customers are experiencing financial difficulties. We have in the past, and may in the future, need to take allowances against and need to write off receivables due to the creditworthiness of these customers. Further, the inability of these customers to purchase our products could materially adversely affect our results of operations.

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

Although we conduct a detailed due diligence investigation on our current and potential customers and place a heavy emphasis on the qualification process to ensure that all active customer purchase orders and commitments relating to our backlog and all active opportunities in our qualified pipeline have been meticulously vetted, the criteria we rely on and the internal analysis we undertake is subjective. Furthermore, we have a relatively short operating history and do not have significant data relating to the conversion of our backlog into revenue and the conversion of our qualified pipeline into customer contracts. Accordingly, although we believe that a portion of our backlog and qualified pipeline will translate into bookings over the next 12 months, there can be no assurance that we will be successful in such pursuit. In the event our backlog and qualified pipeline do not translate into bookings as projected, it could materially and adversely affect our business and financial performance.

We rely on third parties for certain services made available to our customers, which could limit our control over the quality of the user experience and our cost of providing services.

Some of the applications and services available through our proprietary Agrify cultivation solution, including our flagship hardware product, the Agrify Vertical Farming Unit (“VFU”), and our proprietary SaaS product, Agrify Insights™, are provided through relationships with third party service providers. We do not typically have any direct control over these third-party service providers. These third-party service providers could experience service outages, data loss, privacy breaches, including cyber-attacks, and other events relating to the applications and services they provide that could diminish the utility of these services and which could harm users thereof. Our platform is currently hosted by a third-party service provider. There are readily available alternative hosting services available should we desire or need to move to a different web host. Certain ancillary services provided by us also uses the services of third-party providers, for which, we believe, there are readily available alternatives on comparable economic terms. Offering integrated platforms which rely, in part, on the services of other providers lessens the control that we have over the total client experience. Should the third-party service providers we rely upon not deliver at standards we expect and desire, acceptance of our platforms could suffer, which would have an adverse effect on our business and financial performance. Further, we cannot be assured of entering into agreements with such third-party service providers on economically favorable terms.

The growth and success of our business depends on the continued contributions of Raymond Chang, as our key executive officer, as well as our ability to attract and retain qualified personnel.

Our growth and success are dependent upon the continued contributions made by our Chairman of the Board and Chief Executive Officer, Raymond Chang. We rely on Mr. Chang’s expertise in business operations when we are developing new products and services. If Mr. Chang cannot serve us or is no longer willing to do so, we may not be able to find alternatives in a timely manner or at all. This may have a material adverse effect on our business. In addition, our growth and success will depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Timothy R. Oakes, our Chief Financial Officer, notified us on January 2, 2023 that he intended to resign from his role with us effective as of February 28, 2023 to pursue other opportunities. While we are conducting a search for Mr. Oakes’ successor, there is no assurance that we will be able to identify, attract or hire a replacement in a timely manner. Competition for experience and qualified talent in the indoor agriculture marketplace can be intense. We may not be successful in identifying, attracting, hiring, training and retaining such personnel in the future. If we are unable to hire, assimilate and retain qualified personnel in the future, such inability could adversely affect our operations.

We face intense competition that could prohibit us from developing or increasing our customer base.

The indoor agriculture industry is highly competitive. We may compete with companies that have greater capital resources and facilities. More established companies with much greater financial resources which do not currently compete with us may be able to adapt their existing operations more easily to our line of business. In addition, the continued growth of the cannabis industry will likely attract some of these existing companies and incentivize them to produce solutions that are competitive with those offered by us. Our competitors may also introduce new and improved products, and manufacturers may sell equipment direct to consumers. We may not be able to successfully compete with larger enterprises devoting significant resources to compete in our target market space. Due to this competition, there is no assurance that we will not encounter difficulties in increasing revenues and maintaining and/or increasing market share. In addition, increased competition may lead to reduced prices and/or margins for products we sell.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our ability to compete depends, in part, upon the successful protection of our intellectual property relating to our proprietary Agrify cultivation solution, including our flagship hardware product, the VFU, and our proprietary SaaS product, Agrify Insights™. We seek to protect our proprietary and intellectual property rights through patent applications, common law copyright and trademark laws, nondisclosure agreements, and non-disclosure provisions within our licensing and distribution arrangements with reputable companies in our target markets. Enforcement of our intellectual property rights would be costly, and there can be no assurance that we will have the resources to undertake all necessary action to protect our intellectual property rights or that we will be successful. Any infringement of our material intellectual property rights could require us to redirect resources to actions necessary to protect same and could distract management from our underlying business operations. An infringement of our material intellectual property rights and resulting actions could adversely affect our operations.

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

Our success depends in part upon our ability to protect our core technology and intellectual property. To establish and protect our proprietary rights, we rely on a combination of trademark, copyright, patent, trade secret and unfair competition laws of the U.S. and other countries, as well as contract provisions, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights, as well as procedures governing internet/domain name registrations. However, there can be no assurance that these measures will be successful in any given case. We may be unable to prevent the misappropriation, infringement or violation of our intellectual property rights, breach of any contractual obligations to us, or independent development of intellectual property that is similar to ours, any of which could reduce or eliminate any competitive advantage we have developed, adversely affecting our revenues or otherwise harming our business.

We generally control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and our software is protected by U.S. copyright laws.

Despite efforts to protect our proprietary rights through intellectual property laws, licenses, and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. Companies in the Internet, technology, and software industries frequently enter into litigation based on allegations of infringement, misappropriation, or violations of intellectual property rights or other laws. From time to time, we may face allegations that we have infringed the trademarks, copyrights, patents, trade secrets and other intellectual property rights of third parties, including competitors. If it became necessary for us to resort to litigation to protect these rights, any proceedings could be burdensome, costly and divert the attention of our personnel, and we may not prevail. In addition, any repeal or weakening of laws or enforcement in the U.S. or internationally intended to protect intellectual property rights could make it more difficult for us to adequately protect our intellectual property rights, negatively impacting their value and increasing the cost of enforcing our rights.

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

As of December 31, 2022, we had net operating loss (“NOL”) carryforwards for federal and state income tax purposes which may be available to offset taxable income in future years. Approximately $675 thousand of federal NOLs will expire if not utilized by 2037 and approximately $96.0 million of federal NOLs carryforward indefinitely but are only available to offset 80% of taxable income per year. The $71.6 million state NOLs will expire depending upon the various rules in the states in which we operate. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. The utilization of our NOLs could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code (“IRC” or the “Code”) of 1986, and similar state tax provisions due to ownership change limitations that may have occurred previously or that could occur in the future. In general, under Section 382, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income. As of December 31, 2022, we have not conducted an analysis of an ownership change under Section 382. To the extent that a study is completed, and an ownership change is deemed to occur, in the past or future, our NOLs and any NOLs of companies that we have acquired could be limited to offset any future taxable income.

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

In May 2020, we entered into a Loan Agreement and Promissory Note with Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We received total proceeds of approximately $779 thousand from the unsecured PPP loan which was originally scheduled to mature in May 2022. We applied for forgiveness on the $779 thousand of our PPP loan, but forgiveness was denied by the SBA. On June 23, 2022, we received a letter from Bank of America agreeing to extend the maturity date to May 7, 2025 with interest at a rate of 1.00% per year. The PPP loan is payable in 34 equal combined monthly principal and interest payments of approximately $24 thousand that commenced on August 7, 2022.

Risks Related to Ownership of our Common Stock

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 10.54% of our outstanding shares of Common Stock. In particular, Raymond Chang, our Chairman of the Board and Chief Executive Officer, beneficially owns approximately 9.99% of our outstanding shares of Common Stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our articles of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

The large number of shares eligible for public sale could depress the market price of our Common Stock.

We have filed a registration statement to register the shares of Common Stock underlying outstanding options and shares reserved for future issuance under our equity compensation plans. Upon effectiveness of that registration statement, subject to the satisfaction of applicable exercise periods and subject to our insider trading policy, the shares of Common Stock issued upon exercise of outstanding options will be available for immediate resale in the U.S. in the open market.

Sales of our Common Stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our Common Stock.

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our Common Stock.

If we fail to continue to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq will take steps to delist our Common Stock. Such a de-listing would likely have a negative effect on the price of our Common Stock and would impair stockholders’ ability to sell or purchase our Common Stock when they wish to do so, as well as adversely affect our ability to issue additional securities and obtain additional financing in the future.

On January 19, 2023, we received a new deficiency letter from the Staff of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our Common Stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of our Common Stock must be at least $1.00 per share for a minimum of 10 consecutive trading days during this 180-day compliance period, unless the Staff exercises its discretion to extend the minimum trading day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G). On July 19, 2023, we received a notice from Nasdaq confirming our compliance with the minimum bid price rule.

On April 18, 2023, we received a notice from Nasdaq (the “April Nasdaq Notice”) that we were noncompliance with Nasdaq Listing Rule 5250(c)(1) as a result of our failure to file this Annual Report on Form 10-K (the “Form 10-K”) with the SEC by the required due date.

On May 17, 2023, we received a second notice from Nasdaq (the “May Nasdaq Notice”) that we remained noncompliant with Nasdaq Listing Rule 5250(c)(1) as a result of our failure to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “First Quarter Form 10-Q”) with the SEC by the required due date.

On August 16, 2023, we received a third notice from Nasdaq that we remain noncompliant with Nasdaq Listing Rule 5250(c)(1) as a result of our failure to file our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (the “Second Quarter Form 10-Q”) with the SEC by the required filing date (the “August Nasdaq Notice” and, together with the April Nasdaq Notice and the May Nasdaq Notice, the “Nasdaq Notices”).

On October 17, 2023, we received a Staff Delisting Determination (the “Staff Determination”) from the Listing Qualifications Department of Nasdaq notifying us that we were not in compliance with Nasdaq’s continued listing requirements under the Listing Rule as a result of our failure to file the First Quarter Form 10-Q, the Second Quarter Form 10-Q and the Form 10-K (collectively, the “Delinquent Reports”) in a timely manner. The Staff Determination has no immediate effect and will not immediately result in the suspension of trading or delisting of our shares of common stock.

We timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), and the Panel scheduled a hearing for January 11, 2024. In connection with the hearing request, we requested that the stay be extended through the hearing and the expiration of any additional extension period granted by the Panel following the hearing. In that regard, pursuant to the Nasdaq Listing Rules, the Panel has granted this additional extension period. However, there can be no assurance that we will be able to regain compliance by the end of any additional extension period.

As disclosed in the Current Report on Form 8-K filed on April 17, 2023, our audit committee concluded that, as a result of inadvertent errors in the accounting for warrants previously issued by us, it was appropriate to restate our previously issued unaudited condensed consolidated interim consolidated financial statements as of and for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 included in our Quarterly Reports on Form 10-Q for such periods in amended quarterly reports for the affected periods. As a result of such restatements, we were unable to timely file the Form 10-K, the First Quarter Form 10-Q and the Second Quarter Form 10-Q without unreasonable effort or expense.

We will take all possible actions to restore our compliance with Nasdaq, but we can provide no assurances that the listing of our Common Stock will be restored or that we otherwise will remain listed on Nasdaq.

The exercise of all or any number of outstanding warrants or the issuance of stock-based awards may dilute your holding of shares of our Common Stock.

We have issued several securities providing for the right to purchase our common stock. Investors could be subject to increased dilution upon the exercise of our warrants. A total of 1,495,011 warrants were issued and outstanding as of October 1, 2023.

Additionally, 9,354 shares of Common Stock were reserved for issuance of currently outstanding equity-based awards to employees, directors and certain other individuals under the Company’s 2022 Omnibus Equity Incentive Plan. The exercise of equity awards, including any restricted stock units that we may grant in the future, and the exercise of warrants and the subsequent sale of shares of Common Stock issued thereby, could have an adverse effect on the market for our Common Stock, including the price that an investor could obtain for their shares.

Investors may experience dilution in the value of their investment upon the exercise of the warrants and any equity awards that may be granted or issued pursuant to the 2022 Omnibus Equity Incentive Plan.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in this report and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited consolidated financial statements and two years of selected financial data in this report. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Common Stock held by non-affiliates exceeds $700 million as of any March 31 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, after which, in each case, we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of Common Stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our consolidated financial statements with other public companies difficult or impossible.

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

The trading price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

●	whether we achieve our anticipated corporate objectives;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	changes in our financial or operational estimates or projections;

●	our ability to implement our operational plans;

●	termination of the lock-up agreement or other restrictions on the ability of our stockholders to sell shares;

●	changes in the economic performance or market valuations of companies similar to ours; and

●	general economic or political conditions in the U.S. or elsewhere.

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

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or (“SEC”), and Nasdaq. In addition, our management team also has to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

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

We are in the very early stages of the costly and challenging process of compiling the system and processing the documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to remediate future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our Common Stock.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely requirements applicable to public companies, which may adversely affect investor confidence in us, and, as a result, the market price of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Report, we have identified the following material weaknesses:

●	inability to close timely;

●	lack of technical expertise; and

●	accounting for complex financial instruments.

As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. Our plans currently include rebuild of the internal finance function and engagement of external financial consultants. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our consolidated financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our consolidated financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is in Troy, Michigan where we occupy approximately 15,825 square feet of office, warehousing, and light industrial space under a lease that expires in 2026. We lease properties located within various geographic regions in which we conduct business, including Colorado, Georgia, and Michigan. Our properties include office spaces, showrooms, and warehouses used for research and development, operational, sales, management, and administrative purposes. All of our facilities are leased.

We believe our facilities are adequate for our needs and believe that we should be able to renew any of our existing leases or secure similar property without an adverse impact on our operations.

Item 3. Legal Proceedings.

From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to significant legal proceedings in which we are involved, see the discussion under the caption Legal Matters in Note 17 – Commitments and Contingencies and Note 19 – Subsequent Events to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10K, which information is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Capital Market under the symbol “AGFY.”

Holders of Record

As of October 1, 2023, there were 58 holders of record of our Common Stock. Such numbers do not include beneficial owners holding shares of our Common Stock in nominee or “street” name through various brokerage firms.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

For information concerning our equity compensation plan, see Part III, Item 12 of this Annual Report on Form 10-K.

Equity Repurchases

None.

Recent Sales of Unregistered Securities

The following summarizes all issuances of our unregistered securities during the year ended December 31, 2022 that were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions.

On August 17, 2022, we issued 435 shares of Common Stock for contingent liabilities to the former holders of Precision and Cascade in connection with the acquisition of Precision and Cascade.

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

Our corporate headquarters are located in Troy, Michigan. We also lease properties located within various geographic regions in which we conduct business, including Colorado, Georgia and Michigan.

Reverse Stock Splits

On January 12, 2021, we effected a 1-for-1.581804 reverse stock split on our Common Stock.

On October 18, 2022, we effected a 1-for-10 reverse stock split on our Common Stock.

On July 5th, 2023, we effected a 1-for-20 reverse stock split on our Common Stock. All share and per information has been retroactively adjusted to give effect to the reverse stock splits for all periods presented, unless otherwise indicated.

Recent Business Developments

Private Placement

On January 25, 2022, we entered into a Securities Purchase Agreement (the “Securities Agreement”) with an institutional investor and other accredited investors for the sale of 12,253 shares (the “SA Shares”) of our Common Stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 7,853 shares of Common Stock and warrants to purchase up to an aggregate of 15,079 shares of Common Stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “SA Warrants”), in a private placement offering. The combined purchase price for one share of Common Stock (or one Pre-Funded Warrant) and the accompanying fraction of a Common Warrant was $1,360.00 per share.

Subject to certain ownership limitations, the SA Warrants became exercisable six months from issuance. Each Pre-Funded Warrant is exercisable into one share of Common Stock (as adjusted from time to time in accordance with the terms thereof). Each Common Warrant is exercisable into one share of Common Stock at a price per share of $1,496.00 (as adjusted from time to time in accordance with the terms thereof) and will expire on the fifth anniversary of the initial exercise date. The institutional investor that received the Pre-Funded Warrants fully exercised such warrants in March 2022.

Raymond Chang, our Chairman and Chief Executive Officer (“CEO”), and Stuart Wilcox, who previously served as our Chief Operating Officer, and at the time was a member of our Board of Directors, participated in the private placement on essentially the same terms as other investors, except for having a combined purchase price of $1,380.00 per share.

The gross proceeds to us from the private placement were approximately $27.3 million, before deducting the placement agent’s fees and other offering expenses.

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

The aggregate consideration for the Lab Society Acquisition consisted of $4.0 million in cash, subject to certain adjustments for working capital, cash and indebtedness of Lab Society at closing; 2,128 shares of Common Stock (the “Buyer Shares”); and the Earn-out Consideration (as defined below), to the extent earned.

We withheld 638 of the Buyer Shares issuable to the Owners (the “Holdback Lab Buyer Shares”) for the purpose of securing any post-closing adjustment owed to us and any claim for indemnification or payment of damages to which we may be entitled under the Merger Agreement. During the third quarter of 2022, 139 of the Holdback Lab Buyer Shares were forfeited after the finalization of the net working capital settlement. The remaining 499 Holdback Lab Buyer Shares were released following the twelve-month anniversary of the Closing Date in accordance with and subject to the conditions of the Merger Agreement. Additional information regarding our contingent consideration arrangements may be found in Note 4 – Fair Value Measures, included in the notes to the consolidated financial statements.

The Merger Agreement includes customary post-closing adjustments, representations, and warranties and covenants of the parties. The Owners may become entitled to additional consideration with a value of up to $3.5 million based on the eligible net revenues achieved by the Lab Society business during the fiscal years ending December 31, 2022, and December 31, 2023, of which 50% will be payable in cash and the remaining 50% will be payable by issuing shares of Common Stock.

Based upon the combined first and second-quarter actual revenue performance, Lab Society’s revenue trend is significantly below the originally estimated revenue trends incorporated into our original fair value estimates at the time of the acquisition. We have concluded Lab Society will not achieve any contingent earn-out consideration in connection with its first earn-out period. Accordingly, we reversed the current accrued contingent consideration liability associated with Lab Society’s first earn-out period as of September 30, 2022. The reversal of this liability of approximately $1.0 million, as required by Accounting Standards Codification (“ASC”) Topic 805 Business Combination (“ASC 805”), was recorded as a reduction in operating expenses during the second quarter of 2022.

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

During the three-month ended June 30, 2022, we identified an impairment-triggering event associated with both a sustained decline in our stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, we deemed that there was an impairment to the carrying value of our property and equipment and accordingly performed interim testing as of June 30, 2022. Based on our interim testing, we noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding our interim testing on goodwill and intangible assets may be found in Note 7 – Goodwill and Intangible Assets, Net, included in the notes to the consolidated financial statements.

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

August 2022 Securities Exchange Agreement

On August 18, 2022, we reached an agreement with the Investor to amend its existing SPA Note and entered into a Securities Exchange Agreement (the “August 2022 Exchange Agreement”). Pursuant to the August 2022 Exchange Agreement, we partially paid $35.2 million along with approximately $300 thousand in repayments for other fees under the SPA Note and exchanged the remaining balance of the SPA Note for a the Exchange Note with an aggregate original principal amount of $35.0 million and a new warrant to purchase 71,139 shares of Common Stock (the “Note Exchange Warrant”). Additionally, we exchanged the SPA Warrant for a new warrant for the same number of underlying shares but with a reduced exercise price (the “Modified Warrant” and, collectively with the Note Exchange Warrant, the “August 2022 Warrants”). Additional information regarding our August 2022 Warrants may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies and Note 4 – Fair Value Measures, included in the notes to the condensed consolidated financial statements.

The Exchange Note is a senior secured obligation of ours and ranks senior to all indebtedness of ours. The Exchange Note will mature on the three-year anniversary of its issuance (the “Maturity Date”) and contains a 9.0% annualized interest rate, with interest to be paid monthly, in cash, beginning September 1, 2022. The principal amount of the Exchange Note will be payable on the Maturity Date, provided that the holder will be entitled to a cash sweep of 20% of the proceeds received by us in connection with any equity financing, which will reduce the outstanding principal amount under the Exchange Note.

At any time, we may prepay all of the Exchange Note by redemption at a price equal to 102.5% of the then-outstanding principal amount under the Note plus accrued but unpaid interest. The holder will also have the option of requiring us to redeem the Exchange Note on the one-year or two-year anniversaries of issuance at a price equal to the then-outstanding principal amount under the Exchange Note plus accrued but unpaid interest, or if we undergo a fundamental change at a price equal to 102.5% of the then-outstanding principal amount under the Exchange Note plus accrued but unpaid interest.

The Exchange Note imposes certain customary affirmative and negative covenants upon us, as well as covenants that restrict us and our subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, restrict the ability of us and our subsidiaries from making certain investments, subject to specified exceptions, restrict the declaration of any dividends or other distributions, subject to specified exceptions, requires us not to exceed maximum levels of allowable cash spend while the Exchange Note is outstanding, and requires us to maintain minimum amounts of cash on hand. If an event of default under the Exchange Note occurs, the holder can elect to redeem the Exchange Note for cash equal to 115% of the then-outstanding principal amount of the Note (or such lesser principal amount accelerated by the holder), plus accrued and unpaid interest, including default interest, which accrues at a rate per year equal to 15% from the date of a default or event of default.

Until the date the Exchange Note is fully repaid, the holder has, subject to certain exceptions, the right to participate for up to 30% of any offering of debt, equity (other than an offering of solely Common Stock), or equity-linked securities, including without limitation any debt, preferred stock or other instrument or security, of us or our subsidiaries.

The Modified Warrant has an exercise price of $430.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable on and after the six-month anniversary of issuance, has a term of five and one-half years from the date of issuance and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Modified Warrant (the “Modified Warrant Shares”), in which case the Modified Warrant will also be exercisable on a cashless exercise basis at the holder’s election.

The Note Exchange Warrant has an exercise price of $246.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, was exercisable upon issuance, and has a term of five and one-half years from the date of issuance and is exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrant (the “Note Exchange Warrant Shares” and, together with the Modified Warrant Shares, the “Exchange Warrant Shares”), in which case the Note Exchange Warrant will also be exercisable on a cashless exercise basis at the holder’s election. Until we completed a qualified equity financing of at least $15.0 million, which requirement was satisfied with sales under the at-the-market continuous equity offering (“ATM” or “ATM Program”), the Note Exchange Warrant’s exercise price would have been reduced to the extent we issued securities for a lower purchase price. The Note Exchange Warrant also prohibited us, until following the completion of such qualified equity financing, from issuing warrants with more favorable or preferential terms and/or provisions.

The August 2022 Warrants each provide that in no event will the number of shares of Common Stock issued upon exercise of such warrants result in the holder’s beneficial ownership exceeding 4.99% of our shares of Common Stock outstanding at the time of exercise (which percentage may be decreased or increased by the holder, but to no greater than 9.99%). Additionally, the August 2022 Warrants could not be exercised for more than an aggregate of 26,542 shares of Common Stock unless and until shareholder approval is obtained, which approval was obtained on October 14, 2022.

March 2023 Securities Exchange Agreement

On March 8, 2023, we entered into a second Securities Exchange Agreement with the Investor (the “March 2023 Exchange Agreement”), pursuant to which we prepaid approximately $10.3 million in principal under the Exchange Note and exchanged $10.0 million in principal amount under the Exchange Note for a new senior convertible note (the “Convertible Note” and, together with the Exchange Note, the “Notes”) with an original principal amount of $10.0 million. The Convertible Note will mature on August 19, 2025. We also amended the Exchange Note to remove covenants regarding minimum cash spend and cash on hand.

At The Marketing Offering

On October 18, 2022, we entered into the ATM Program with Canaccord Genuity LLC (the “Agent”) pursuant to which we could issue and sell, from time to time, shares of our Common Stock having an aggregate offering price of up to $50 million, depending on market demand, with the Agent acting as an agent for sales. The ATM Program allowed us to sell shares of Common Stock pursuant to specific parameters defined by us as well as those defined by the SEC and the ATM Program agreement. Beginning October 18, 2022 through December 31, 2022, we sold 306,628 shares of Common Stock under the ATM at an average price of $50.85, resulting in gross proceeds of $15.6 million and net proceeds of $15.1 million after commissions and fees to the Agent totaling $468 thousand. Subsequent to December 31, 2022 through April 1, 2023, after which time the ATM program was discontinued, we sold an additional 323,082 shares of Common Stock under the ATM at an average price of $4.93, resulting in gross proceeds of $1.6 million and net proceeds of $1.6 million after commissions and fees to the Agent totaling $48 thousand. For the entire period from October 18, 2022 through April 1, 2023, we sold 629,710 shares of Common Stock under the ATM at an average price of $27.29 per share, resulting in gross proceeds of $17.2 million, and net proceeds of $16.7 million after commissions and fees to the Agent totaling $516 thousand. $3.0 million of the proceeds under the ATM Program were used to repay amounts due to the Investor under the Exchange Note. We used the net proceeds generated from the ATM Program for working capital and general corporate purposes, including repayment of indebtedness, funding its transformation initiatives and product category expansion efforts and capital expenditures.

Confidentially Marketed Public Offering

On December 16, 2022, we entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord Genuity LLC as the underwriter, pursuant to which we agreed to sell an aggregate of 594,232 shares of our Common Stock, and, in lieu of Common Stock to certain investors that so chose, pre-funded warrants (the “Pre-Funded 2022 Warrants”) to purchase 75,000 shares of our Common Stock, and accompanying warrants (the “December 2022 Warrants”) to purchase 1,338,462 shares of our Common Stock (the “Offering”). The combined public offering price for each share of Common Stock and accompanying two warrants was $13.00 per share, and the combined offering price for each Pre-Funded Warrant and accompanying two warrants was $12.98 per share.

The December 2022 Warrants may not be exercised by the holder to the extent that the holder, together with its affiliates, would beneficially own, after such exercise more than 4.99% of the shares of our Common Stock then outstanding (subject to the right of the holder to increase or decrease such beneficial ownership limitation upon notice to us, provided that such limitation cannot exceed 9.99%).

The Pre-Funded 2022 Warrants were classified as a component of permanent equity and the December 2022 Warrants were liability-classified and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded 2022 Warrants are equity-classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, such warrants do not provide any guarantee of value or return. The December 2022 Warrants are liability-classified as there is a volatility floor and these warrants are not indexed to our Common Stock.

Raymond Chang, our Chairman and CEO, participated in the Offering and purchased 115,385 shares of Common Stock and 230,769 warrants for an aggregate purchase price of approximately $1.5 million.

We received aggregate gross proceeds to us from the Offering of approximately $8.7 million including offering costs of approximately $0.5 million for broker fees and legal expenses, for net proceeds of $8.2 million. We intend to use the net proceeds from the Offering, together with its existing cash resources, for working capital and general corporate purposes, which may include capital expenditures and repayment of debt.

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

Nasdaq Deficiency Notices

On October 4, 2022, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our Common Stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of our Common Stock must be at least $1.00 per share for a minimum of 10 consecutive trading days during this 180-day compliance period, unless the Staff exercises its discretion to extend the minimum trading day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G). On October 28, 2022, the Staff notified us that the closing bid price of our Common Stock was more than $1.00 for 10 consecutive trading days, and that we therefore regained compliance with the Minimum Bid Requirement.

On January 19, 2023, we received a new deficiency letter from the Staff of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our Common Stock had closed below $1.00 per share, which is the minimum closing price required to maintain a continued listing on The Nasdaq Capital Market under the Minimum Bid Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of our Common Stock must be at least $1.00 per share for a minimum of 10 consecutive trading days during this 180-day compliance period, unless the Staff exercises its discretion to extend the minimum trading day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G). On July 19, 2023, we received a notice from Nasdaq confirming our recompliance with the minimum bid price rule.

On April 18, 2023, we received a notice from Nasdaq (the “April Nasdaq Notice”) that we were noncompliance with Nasdaq Listing Rule 5250(c)(1) as a result of our failure to file this Annual Report on Form 10-K (the “Form 10-K”) with the SEC by the required due date.

On May 17, 2023, we received a second notice from Nasdaq (the “May Nasdaq Notice”) that we remained noncompliant with Nasdaq Listing Rule 5250(c)(1) as a result of our failure to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “First Quarter Form 10-Q”) with the SEC by the required due date.

On August 16, 2023, we received a third notice from Nasdaq that we remain noncompliant with Nasdaq Listing Rule 5250(c)(1) as a result of our failure to file our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (the “Second Quarter Form 10-Q”) with the SEC by the required filing date (the “August Nasdaq Notice” and, together with the April Nasdaq Notice and the May Nasdaq Notice, the “Nasdaq Notices”).

On October 17, 2023, we received a Staff Delisting Determination (the “Staff Determination”) from the Listing Qualifications Department of Nasdaq notifying us that we were not in compliance with Nasdaq’s continued listing requirements under the Listing Rule as a result of our failure to file the First Quarter Form 10-Q, the Second Quarter Form 10-Q and the Form 10-K (collectively, the “Delinquent Reports”) in a timely manner. The Staff Determination has no immediate effect and will not immediately result in the suspension of trading or delisting of our shares of common stock.

We timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), and the Panel scheduled a hearing for January 11, 2024. In connection with the hearing request, we requested that the stay be extended through the hearing and the expiration of any additional extension period granted by the Panel following the hearing. In that regard, pursuant to the Nasdaq Listing Rules, the Panel has granted this additional extension period. However, there can be no assurance that we will be able to regain compliance by the end of any additional extension period.

As disclosed in the Current Report on Form 8-K filed on April 17, 2023, our audit committee concluded that, as a result of inadvertent errors in the accounting for warrants previously issued by us, it was appropriate to restate our previously issued unaudited condensed consolidated interim financial statements as of and for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 included in the Company’s Quarterly Reports on Form 10-Q for such periods in amended quarterly reports for the affected periods. As a result of such restatements, we were unable to timely file the Form 10-K, the First Quarter Form 10-Q and the Second Quarter Form 10-Q without unreasonable effort or expense.

Mack Molding Modification Agreement

On October 27, 2023, and with an effective date as of October 18, 2023, we entered into a Modification and Settlement Agreement (the “Modification Agreement”) with Mack Molding Company (“Mack”). Pursuant to the Modification Agreement, we agreed to settle an outstanding dispute with Mack under the Supply Agreement between the parties dated December 7, 2020 (the “Supply Agreement”). The Modification Agreement requires us to make payments of $500,000 and $250,000 to Mack on or before November 1, 2023 and February 15, 2024, respectively. Following the November 1, 2023 payment, we will be entitled to take possession of certain Vertical Farming Units (“VFUs”) that were assembled under the Supply Agreement. The Modification Agreement also requires us to purchase from Mack a minimum of 25 VFUs per quarter for each quarter during 2024 and a minimum of 50 VFUs per quarter for the six quarters beginning with the first quarter of 2025. We are required to pay a storage fee of $25,000 per month for VFUs subject to the Modification Agreement.

Additionally, as part of the Modification Agreement, we agreed to issue to Mack a warrant to purchase 750,000 shares of common stock. The warrant has an exercise price of $4.00 per share, was exercisable upon issuance, has a term of three years from the date of issuance, and is exercisable on a cash basis unless at the time of exercise there is no effective registration statement for the resale of the underlying shares, in which case the warrant may be exercised on a cashless exercise basis at Mack’s election.

Warrant Issuance

On October 27, 2023, we entered into a letter agreement with the Investor. Pursuant to the agreement, we agreed to exchange $3.0 million in principal and approximately $1.1 million in accrued but unpaid interest outstanding under the Exchange Note to purchase 2,809,669 shares of common stock (the “Exchange Warrant”). Additionally, we agreed to exchange the 375,629 shares of common stock held in abeyance for the lender under the terms of a letter agreement between us and the Investor dated April 26, 2023 for a warrant to purchase 375,629 shares of common stock (the “Abeyance Warrant”).

Each warrant has an exercise price of $0.001 per share, was exercisable upon issuance, has a term of five years from the date of issuance and is exercisable on a cash basis or on a cashless exercise basis at the holder’s election.

The Exchange Warrant provides that in the event that Raymond Chang or his affiliates acquire securities from us, exercise convertible securities or amend the terms of convertible securities at a purchase or conversion price lower than $1.46, then the number of shares of common stock underlying Exchange Warrant will be increased to an amount equal to $3.0 million divided by such purchase or conversion price, subject to proportional adjustment in the event the Exchange Warrant has been partially exercised. Additionally, in the event that we have not issued equity securities in exchange for gross proceeds of at least $3.0 million to Mr. Chang or his affiliates (subject to certain offsets) by the third calendar day after the date when we receive stockholder approval, then on December 26, 2023, the number of shares of common stock underlying Exchange Warrant will be increased to an amount equal to $3.0 million divided by the Minimum Price as defined under Nasdaq listing rules, subject to proportional adjustment in the event the Exchange Warrant has been partially exercised.

The Letter Agreement requires us to issue equity securities to Mr. Chang or his affiliates for aggregate gross proceeds of at least $3.0 million, minus any funds advanced by Mr. Chang to us since July 1, 2023.

Note Purchase

On October 27, 2023, CP Acquisitions LLC (the “New Lender”), an entity affiliated with and controlled by Raymond Chang, our Chief Executive Officer, purchased the Exchange Note and the Convertible Note from the Investor. In connection with the Note Purchase, the New Lender has agreed to waive any events of default under the acquired notes through December 31, 2023 and to enter into an agreement with us to extend the maturity date thereon to December 31, 2025.

Note Amendment and Secured Promissory Note

On July 12, 2023, we issued an unsecured promissory note (the “Note”) in favor of GIC Acquisition, LLC (“GIC”), an entity that is managed by Raymond Chang, our Chairman and Chief Executive Officer, with an original principal amount of up to $500,000. On October 27, 2023, we and GIC amended and restated the Note (the “Restated Note”). Pursuant to the terms of the Restated Note, the Maturity Date was extended until December 31, 2023 and we granted a security interest in our assets that ranks junior to the Exchange Note and the Convertible Note.

Concurrently with the Restated Note, we issued a junior secured promissory note (the “Junior Secured Note”) to the New Lender. Pursuant to the Junior Secured Note, the New Lender will lend up to $3,000,000 to us. The Junior Secured Note bears interest at a rate of 10% per annum, will mature in full on December 31, 2023, and may be prepaid without any fee or penalty. The Junior Secured Note is a secured obligation that ranks junior to the Exchange Note and the Convertible Note.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions about collection of accounts and notes receivable, the valuation and recognition of stock-based compensation expense, valuation allowance for deferred tax assets, the valuation of inventory, and useful life of fixed assets and intangible assets.

Financial Overview

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include estimates related to accruals, stock-based compensation expense, and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

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

Judgment is required to determine the SSP for each distinct performance obligation. We determine SSP based on the price at which the performance obligation is sold separately and the methods of estimating SSP under the guidance of ASC 606-10-32-33. If the SSP is not observable through past transactions, we estimate the SSP, considering available information such as market conditions, expected margins, and internally approved pricing guidelines related to the performance obligations. We license our software as a Software-as-a-Service (“SaaS”) type subscription license, whereby the customer only has a right to access the software over a specified time period. The full value of the contract is recognized ratably over the contractual term of the SaaS subscription, adjusted monthly if tiered pricing is relevant. We typically satisfy our performance obligations for equipment sales when equipment is made available for shipment to the customer; for services sales as services are rendered to the customer and for construction contracts both as services are rendered and when contract is completed.

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

If a contract has payment terms that differ from the timing of revenue recognition, we will assess whether the transaction price for those contracts includes a significant financing component. We have elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, we impute interest on such contracts at an agreed-upon interest rate and will present the financing components separately as financial income. For the years ended December 31, 2022 and 2021, we did not have any such financial income.

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

We recognize the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized but is tested for impairment at least annually in the fourth quarter of the year, or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. We have determined that were a single reporting unit for the purpose of conducting the goodwill impairment assessment. A goodwill impairment charge is recorded if the amount by which our carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in our market value as a result of a significant decline in our stock price.

During the three-month ended June 30, 2022, we identified an impairment-triggering event associated with both a sustained decline in our stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, we deemed that there was an impairment to the carrying value of our property and equipment and accordingly performed interim testing as of June 30, 2022. Based on our interim testing, we noted that the entire carrying value of our goodwill and intangible assets should be impaired. Additional information regarding our interim testing on goodwill and intangible assets may be found in Note 7 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

Convertible Notes Payable

We evaluate our convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with ASC Topic 815 Derivatives and Hedging (“ASC 815”). The accounting treatment of derivative financial instruments requires that we identify and record certain embedded conversion options (“ECOs”), certain variable-share settlement features, and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. We reassess the classification of our derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Bifurcated embedded conversion options, variable-share settlement features and any related freestanding instruments are recorded as a discount to the host instrument which is amortized to interest expense over the life of the respective note using the effective interest method.

If we determine that an instrument is not a derivative liability, we then evaluate whether there is a beneficial conversion feature (“BCF”), by comparing the commitment date fair value to the effective current conversion price of the instrument. We record a BCF as a debt discount which is amortized to interest expense over the life of the respective note using the effective interest method. BCFs that are contingent upon the occurrence of a future event are recognized when the contingency is resolved.

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued private placement stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. Our assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Common Stock among other conditions for equity classification.

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

Capitalization of Internal Software Development Costs

We capitalize on certain software engineering efforts related to the continued development of Agrify Insights™ cultivation software (“Agrify Insights™”) under ASC 985-20. Costs incurred during the application development phase are only capitalized once technical feasibility has been established and the work performed will result in new or additional functionality. The types of costs capitalized during the application development phase include employee compensation, as well as consulting fees for third-party software developers working on these projects. Costs related to the research and development are expensed as incurred until technical feasibility is established as well as post-implementation activities. Internal-use software is amortized on a straight-line basis over the estimated useful life of the asset, which ranges from two to five years.

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

Accounting for Stock-Based Compensation

We follow the provisions of ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) which establishes standards surrounding the accounting for transactions in which an entity exchanges our equity instruments for goods or services. ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under our Stock Option Plans.

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

In arriving at stock-based compensation expense, we estimate the number of stock-based awards that will be forfeited due to employee turnover. Our forfeiture assumption is based primarily on its turn-over historical experience. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in our consolidated financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to expense recognized in our consolidated financial statements. The expense we recognize in future periods will be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period.

It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed above.

Results of Operations

We have incurred recurring losses to date. Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Our continuation as a going concern is dependent upon our ability to obtain the necessary debt or equity financing to continue operations until we begin generating sufficient cash flows from operations to meet our obligations. If we are unable raise additional funds, we may be forced to cease operations.

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2022	2021
Revenue (including $2,417 and $31,439 from related parties, respectively)	$58,259	$59,859
Cost of goods sold	90,054	54,625
Gross (loss) profit	(31,795)	5,234

General and administrative	73,354	30,807
Selling and marketing	9,338	4,163
Research and development	8,179	3,925
Change in contingent consideration	(2,156)	1,412
Impairment of property and equipment	2,912	—
Impairment of goodwill and intangible assets	69,904	—
Total operating expenses	161,531	40,307
Loss from operations	(193,326)	(35,073)
Interest (expense) income, net	(8,750)	74
Other expense, net	1,316	(31)
Change in fair value of warrant liability	51,461	—
Gain on forgiveness of PPP Loan	—	45
(Loss) gain on extinguishment of notes payable	(38,985)	2,685
Other income, net	5,042	2,773
Net loss before income taxes	(188,284)	(32,300)
Income tax expense	(23)	(25)
Net loss	(188,307)	(32,325)
(Income) loss attributable to non-controlling interests	134	(140)
Net loss attributable to Agrify Corporation	$(188,173)	$(32,465)

Revenues

Our goal is to provide our customers with a variety of products to address their entire indoor agriculture needs. Our core product offering includes our VFUs and Agrify Integrated Grow Racks with our Agrify Insights™, which are supplemented with environmental control products, grow lights, facility build-out services, and extraction equipment.

We generate revenue from sales of cultivation solutions, including ancillary products and services, Agrify Insights™, facility build-outs, and extraction equipment and solutions. We believe that our product mix forms an integrated ecosystem that allows us to be engaged with our potential customers from the early stages of the grow cycle — first during the facility build-out, to the choice of cultivation solutions, running the grow business with our Agrify Insights™ and finally, our extraction, post-processing, and testing services to transform harvest into a sellable product. We believe that the delivery of each solution in the various stages of the process will generate sales of additional solutions and services.

The following table provides a breakdown of our revenue for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2022	2021	Change	% Change
Cultivation solutions, including ancillary products and services	$711	$11,354	$(10,643)	(94)%
Agrify Insights™	74	8	66	825%
Facility build-outs	23,129	36,193	(13,064)	(36)%
Extraction solutions	34,345	12,304	22,041	179%
Total revenue	$58,259	$59,859	$(1,600)	(3)%

Revenues decreased by $1.6 million, or 3%, for the year ended December 31, 2022, as compared to the same period in 2021. The comparative decrease in revenue was primarily driven by a $13.1 million reduction in facility build-outs due to completion of one construction project and $7.0 million of revenue for Bud & Mary’s that was deferred due to pending litigation. Additionally, there was a $10.6 million decrease in cultivation solutions due to the migration to a VFU leasing model. This was partially offset by revenue generated by our extraction solutions sales of equipment and services from our acquisition of Lab Society in 2022 and Precision, Cascade, and PurePressure in 2021, which contributed $22.0 million.

Cost of Goods Sold

Cost of goods sold represents a combination of the following: construction-related costs associated with our facility build-outs, internal and outsourced labor and material costs associated with the assembly of both cultivation equipment (primarily VFUs), and extraction equipment, as well as labor and parts costs associated with the sale or provision of other products and services.

The following table provides a breakdown of our cost of goods sold for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2022	2021	Change	% Change
Cultivation solutions, including ancillary products, and services	$27,513	$10,855	$16,658	153%
Agrify Insights™	—	—	—	—%
Facility build-outs	31,588	35,012	(3,424)	(10)%
Extraction solutions	30,953	8,758	22,195	253%
Total cost of goods sold	$90,054	$54,625	$35,429	65%

Cost of goods sold increased $35.4 million, or 65%, for the year ended December 31, 2022, as compared to the same period in 2021. The year-over-year increase in cost of goods sold is primarily associated with increased inventory reserves due to the overall decline in the market and obsolescence. The decline in facility build-outs was the result of the completion of one construction project and the cessation of construction on the Bud and Mary’s project due to pending litigation.

Gross (Loss) Profit

	Year Ended December 31,
(In thousands)	2022	2021	Change	% Change
Gross (loss) profit	$(31,795)	$5,234	$(37,029)	(707)%

Gross loss totaled $31.8 million, or (54.6)%, of total revenue during the year ended December 31, 2022 compared to a gross profit of $5.2 million, or 8.7% of total revenue during the year ended December 31, 2021. The comparative $37.0 million year-over-year decline in gross profit, as well as the comparative decline in gross profit margin, is primarily attributable to reserves for inventory and facility build-outs. The Bud & Mary’s project was the main contributor to the gross margin decline in facility build-outs due to the pending litigation. The gross profit decline was partially offset by increased Extraction solutions revenue in 2022.

Operating Expenses

	Year Ended December 31,
(In thousands)	2022	2021	Change	% Change
General and administrative	$73,354	$30,807	$42,547	138%
Selling and marketing	9,338	4,163	5,175	124%
Research and development	8,179	3,925	4,254	108%
Change in contingent consideration	(2,156)	1,412	(3,568)	(253)%
Impairment of property and equipment	2,912	—	2,912	NA
Impairment of goodwill and intangible assets	69,904	—	69,904	NA
Total operating expenses	$161,531	$40,307	$121,224	301%

General and administrative

General and administrative (“G&A”) expenses consist principally of salaries and related costs, including stock-based compensation and travel expenses, for personnel associated with executive and other administrative functions. Other G&A expenses include, but are not limited to, professional fees for legal, consulting, depreciation and amortization, and accounting services, as well as facility-related costs.

G&A expenses increased by $42.5 million, or 138%, for the year ended December 31, 2022, compared to the same period in 2021. The primary drivers of the year-over-year increase of G&A expenses were largely attributable to an increase in trade and loan receivable allowances of $33.1 million, primarily related to our TTK projects, and an increase of $6.3 million in employee related expenses and severance expense.

During the second, third, and fourth quarters of 2022, we increased our loan receivable reserve by approximately $7.1 million, $14.7 million, and $11.3 million, respectively. The $7.1 million increase during the second quarter of 2022 was specifically related to Greenstone Holdings (“Greenstone”). Greenstone is a related party because one of our former Agrify Brands employees and our VP of Engineering had a minority ownership. We specifically established the loan reserve related to Greenstone based on our review of Greenstone’s financial stability, which would impact collectability and is primarily the result of unfavorable market conditions within the Colorado market. We wrote off the entire Greenstone loan receivable as of June 30, 2023. Additional information regarding recent developments with Greenstone may be found in Note 5 – Loans Receivable, included in the notes to the consolidated financial statements. The $14.7 million increase during the third quarter of 2022 specifically related to Bud & Mary’s. We deemed it necessary to fully reserve Bud & Mary’s loan receivable balance due to the current litigation and the uncertainty of the customer’s ability to repay the outstanding balance. We believe the litigation is without merit and will continue to vigorously defend ourselves. The $11.3 million increase during the fourth quarter of 2022 related to three customer balances that were fully or partially reserved.

Selling and marketing

Selling and marketing expenses consist primarily of salaries and related costs of personnel, travel expenses, trade shows, and advertising expenses.

Selling and marketing expenses increased by $5.2 million, or 124%, for the year ended December 31, 2022, compared to the same period in 2021. The comparative period increase was primarily related to our acquisition of Lab Society in 2022 and the acquisitions of Precision, Cascade, and PurePressure in 2021, which contributed $3.7 million of increased selling and marketing expenses, an increase in payroll, severance, and related expenses of $957 thousand, and an increase in advertising, trade shows, and other expenses of $558 thousand.

Research and development

Research and development (“R&D”) expenses consisted primarily of costs incurred for the development of our Agrify Insights™ and next-generation VFUs, which includes:

●	employee-related expenses, including salaries, benefits, and travel;

●	subcontractor expenses incurred under agreements to provide engineering work related to the development of our next-generation VFUs; and

●	expenses related to our facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies.

R&D expenses increased by $4.3 million, or 108%, for the year ended December 31, 2022, compared to the same period in 2021. The comparative period increase is primarily related to our acquisition of Lab Society in 2022 and the acquisitions of Precision, Cascade, and PurePressure in 2021, which increased research and development expenses by $1.8 million, an increase in consulting and other cost of $1.8 million, and an increase in payroll, severance, and related expenses of $736 thousand. As a percentage of net revenue, R&D expenses were 14.0% of total revenue for the year ended December 31, 2022, compared to 6.6% for same period in 2021.

We expect to continue to invest in future developments for our VFUs, Agrify Insights™, and extraction products. Although we continue to invest in R&D activities, we expect R&D expenses to decrease as a percentage of revenue as our revenue grows.

Change in contingent consideration

Contingent consideration decreased $2.2 million for the year ended December 31, 2022, compared to an increase of $1.4 million for the same period in 2021. The change in contingent consideration, which was recognized by us during the second and third quarters of 2022, primarily related to the reduction in the projected earn-out achievement associated with Lab Society’s and PurePressure’s first twelve-month earn-out period, for which revenue projections were trending below our original earn-out estimates used in calculating the fair value of the contingent consideration.

Impairment of property and equipment

Results from a 50% reserve on equipment to be leased to Hannah Industries due to uncertainty of the project.

Impairment of goodwill and intangible assets

During the three months ended June 30, 2022, we identified an impairment-triggering event associated with both a sustained decline in our stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, we deemed that there was an impairment to the carrying value of our property and equipment and accordingly performed interim testing as of June 30, 2022.

Based on our interim testing, we noted that the current carrying value of equity significantly exceeded the calculated fair value of equity, by an amount greater than the aggregate value of our goodwill and intangible assets. Accordingly, we concluded that the entire carrying value of our goodwill and intangible assets were impaired, resulting in a second-quarter impairment charge of $69.9 million. Additional information regarding our interim impairment testing may be found in Note 7 – Goodwill and Intangible Assets, Net, included in the notes to the consolidated financial statements.

Other Income, Net

	Year Ended December 31,
(In thousands)	2022	2021	Change	% Change
Interest (expense) income, net	$(8,750)	$74	$(8,824)	(11,924)%
Other expense, net	1,316	(31)	1,347	(4,345)%
Change in fair value of warrant liability	51,461	—	51,461	NA
Gain on forgiveness of PPP loan	—	45	(45)	(100)%
(Loss) gain on extinguishment of notes payable	(38,985)	2,685	(41,670)	(1,552)%
	$5,042	$2,773	$2,269	82%

Interest (expense) income, net

Interest expense was approximately $8.8 million for the year ended December 31, 2022 compared to interest income of approximately $74 thousand for the same period in 2021. The interest expense in 2022 is primarily attributable to modification of our debt facilities related to our SPA Note and Exchange Note.

Other expense, net

Other expense, net increased by $1.3 million, or 4,345%, for the year ended December 31, 2022, compared to the same period in 2021.

Change in fair value of warrant liability

Change in fair value of warrant liability was $51.5 million for the year ended December 31, 2022. There was no change in fair value of warrant liability in 2021. During the year ended December 31, 2022, we recorded a non-cash gain of $51.5 million related to changes in the valuation of our liability-classified warrants issued in August and December 2022, which was primarily driven by movements in our stock price. Additional information regarding the fair value of our liability-classified warrants may be found in Note 4 – Fair Value Measures, included in the notes to the consolidated financial statements.

Gain on forgiveness of PPP loan

In September 2021, the PPP loan for $45 thousand was forgiven by the U.S. Small Business Administration. As a result, we recorded a gain of $45 thousand on the forgiveness of the loan and the associated accrued interest. There was no associated forgiveness in the year ended December 31, 2022.

(Loss) gain on extinguishment of notes payable

Loss on extinguishment of notes payable was $39.0 million for the year ended December 31, 2022, compared to a gain of $2.7 million for the same period in 2021. The loss on extinguishment of notes payable, which was recognized by us during the third quarter of 2022, related to the extinguishment of the SPA Note dated March 14, 2022. We recognized a loss on extinguishment of $39.0 million (inclusive of $13.1 million of unamortized warrants, $5.0 million for a default penalty on the principal amount, $2.3 million of unamortized issuance costs, and $1.2 million for the incremental fair value of warrants modified in exchange of debt). Additional information relating to our SPA Note may be found in Note 9 – Debt, included in the notes to the consolidated financial statements.

The gain on extinguishment of $2.7 million for the year ended December 31, 2021 related to the derecognition of the net carrying amount of extinguished debt of $19.7 million (inclusive of $13.1 million of principal, $7.1 million of derivative liabilities, less $587 thousand of debt discount) and the recognition of the $17.0 million fair value of a new convertible note (including the same principal amount of $13.1 million plus the $3.9 million fair value of the beneficial conversion feature). Additional information relating to our gain on extinguishment of notes payable may be found in Note 11 – Convertible Promissory Notes, included in the notes to the consolidated financial statements.

Income Tax Expense

	Year Ended December 31,
(In thousands)	2022	2021	Change	% Change
Income tax expense	$(23)	$(25)	$2	(0.1)%
Effective tax rate	0.0%	0.0%

Income (Loss) Attributable to Non-Controlling Interest

We consolidate the results of operations of two less than wholly-owned entities into our consolidated statements of operations. On December 8, 2019, we formed Agrify-Valiant, LLC (“Agrify-Valiant”), a joint-venture limited liability company in which we are the 60% majority owner and Valiant-America, LLC owns 40%. Agrify-Valiant started its operations during the second quarter of 2020. On October 27, 2022, we provided notice to Valiant-America of our intention to begin the winding up of Agrify-Valiant. On January 22, 2020, as part of the acquisition of TriGrow, we received TriGrow’s 75% interest in Agrify Brands, LLC (formerly TriGrow Brands, LLC), a licensor of an established portfolio of consumer brands that utilize our grow technology. The license for these brands is ancillary to the sale of our VFUs and provides a means to differentiate customers’ products in the marketplace. It is not a material aspect of our business and we have not realized any royalty income. Accordingly, we are currently evaluating whether to continue this legacy business from an operational standpoint, as well as from a legal and regulatory perspective.

Income (loss) attributable to non-controlling interest represents the portion of profit (or loss) that is attributable to the non-controlling interest calculated as a product of the net income of the entity multiplied by the percentage of ownership held by the non-controlling interest.

Liquidity and Capital Resources

Operating Capital Requirements

We have incurred operating losses since our inception and have negative cash flows from operations. We have an accumulated deficit of approximately $247.1 million as of December 31, 2022. Our primary sources of liquidity are cash and cash equivalents, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to us under applicable SEC regulations, from the capital markets.

As of December 31, 2022, we had $20.5 million of cash, cash equivalents, and restricted cash. Our restricted cash and restricted marketable securities of $10.0 million is associated with the Exchange Note as of December 31, 2022. Current liabilities were $70.6 million as of December 31, 2022.

On October 18, 2022, we entered into the ATM Program with the Agent pursuant to which we could issue and sell, from time to time, shares of our Common Stock having an aggregate offering price of up to $50 million, depending on market demand, with the Agent acting as an agent for sales. The ATM Program allowed us to sell shares of Common Stock pursuant to specific parameters defined by us as well as those defined by the SEC and the ATM Program agreement. Beginning October 18, 2022 through December 31, 2022, we sold 306,628 shares of Common Stock under the ATM at an average price of $50.85, resulting in gross proceeds of $15.6 million and net proceeds of $15.1 million after commissions and fees to the Agent totaling $468 thousand. Subsequent to December 31, 2022 through April 1, 2023, after which time the ATM program was discontinued, we sold an additional 323,082 shares of Common Stock under the ATM at an average price of $4.93, resulting in gross proceeds of $1.6 million and net proceeds of $1.6 million after commissions and fees to the Agent totaling $48 thousand. For the entire period from October 18, 2022 through April 1, 2023, we sold 629,710 shares of Common Stock under the ATM at an average price of $27.29 per share, resulting in gross proceeds of $17.2 million, and net proceeds of $16.7 million after commissions and fees to the Agent totaling $516 thousand. $3.0 million of the proceeds under the ATM Program were used to repay amounts due to the Investor under the Exchange Note. We used the net proceeds generated from the ATM Program for working capital and general corporate purposes, including repayment of indebtedness, funding its transformation initiatives and product category expansion efforts and capital expenditures. Due to the late filing of this Annual Report on Form 10-K, we are no longer eligible to utilize the registration statement on Form S-3 relating to the ATM Program, and do not anticipate any further sales under the ATM Program in the foreseeable future.

Our current working capital needs are to support revenue growth, fund construction and equipment financing commitments associated with our TTK Solutions, manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements and capital expenditures. We anticipate that we will allocate a significant portion of our current balance of working capital to satisfy the financing requirements of our current and possible future TTK arrangements. These arrangements require a significant amount of upfront capital necessary to fund construction, associated with facility build-outs, and equipment. We do not intend to enter into any new TTK Solutions for the foreseeable future, however, we have deployed this program with certain key customers.

We may opportunistically raise debt capital, subject to market and other conditions. Additionally, as part of our growth strategies, we may also raise debt capital for strategic alternatives and general corporate purposes. If additional financing is required from outside sources, we may not be able to raise such capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected.

These consolidated financial statements have been prepared based on the assumption that we will continue as a going concern for the next twelve-months from the date these consolidated financial statements are available to be issued. However, we have incurred operating losses since our inception and have negative cash flows from operations, and our significant operating losses raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain the necessary debt or equity financing to continue operations until we begin generating sufficient cash flows from operations to meet our obligations. If we are unable to raise additional funds, we may be forced to cease operations.

There is no assurance that we will ever be profitable. The consolidated financial statements do not include any adjustments to reflect the potential future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

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

On March 14, 2022, we entered into a Securities Purchase Agreement with an institutional investor. The Purchase Agreement provides for the issuance of the SPA Note in the aggregate amount of $65.0 million and a SPA Warrant to purchase up to an aggregate of 34,406 shares of Common Stock, with the potential for two potential subsequent closings for notes with an original principal amount of $35.0 million each.

On August 18, 2022, we entered into a Securities Exchange Agreement. Pursuant to the August 2022 Exchange Agreement, we partially paid $35.2 million along with approximately $300 thousand in repayments for other fees under the SPA Note and exchanged the remaining balance of the SPA Note for an Exchange Note with an aggregate original principal amount of $35.0 million and a Note Exchange Warrant to purchase 71,139 shares of Common Stock. Additionally, we exchanged the SPA Warrant for a Modified Warrant for the same number of underlying shares but with a reduced exercise price.

 On March 8, 2023, the Company entered into a new Securities Exchange Agreement. Pursuant to the March 2023 Exchange Agreement, we prepaid approximately $10.3 million in principal amount under the Exchange Note and exchanged $10.0 million in principal amount of the remaining balance of the Exchange Note for a new senior secured convertible note (the “Convertible Note”).

The Convertible Note is a senior secured obligation and will rank senior to all of our indebtedness. The Convertible Note will mature on August 19, 2025 (the “Maturity Date”) and has a 9.0% annualized interest rate, with interest to be paid monthly, in cash. The principal amount of the Convertible Note will be payable on the maturity date, provided that the lender will be entitled to a cash sweep of 30% of the proceeds of any at-the-market equity offering and 20% of the proceeds received by us in connection with any other equity financing, which will reduce the outstanding principal amount under the Exchange Note. On October 27, 2023, CP Acquisitions LLC, and entity affiliated with and controlled by Raymond Chang, acquired the Exchange Note and the Convertible Note. As of October 30, 2023, there was approximately $6.7 million outstanding under the Exchange Note and $8.8 million outstanding under the Convertible Note.

At any time, we may prepay all of the Exchange Note by redemption at a price equal to 102.5% of the then-outstanding principal amount under the Note plus accrued but unpaid interest. The holder will also have the option of requiring us to redeem the Exchange Note on the one-year or two-year anniversaries of issuance at a price equal to the then-outstanding principal amount under the Exchange Note plus accrued but unpaid interest, or if we undergo a fundamental change at a price equal to 102.5% of the then-outstanding principal amount under the Exchange Note plus accrued but unpaid interest.

Summary Statement of Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the years ended December 31, 2022 and 2021:

(In thousands)	December 31, 2022	December 31, 2021
Net cash (used in) provided by:
Operating activities	$(72,021)	$(30,149)
Investing activities	(2,317)	(104,740)
Financing activities	72,781	138,792
Net increase in cash and cash equivalents	$(1,557)	$3,903

Cash Flows from Operating Activities

Cash used in operating activities consists of net loss adjusted for non-cash benefits and expenses, and changes in operating assets and liabilities. Net cash used in operating activities increased for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to higher inventory purchases to meet demand, increased construction costs related to TTK Solutions, payments for employee-related expenditures, and other working capital needs.

Cash Flows from Investing Activities

Cash used in investing activities consists primarily of maturities and sales of investments in marketable securities. Cash used in investing activities consists primarily of purchases of marketable securities, cash paid associated with our 2022 and 2021 acquisitions, the issuance of loans receivable in connection with our financing of construction and equipment under our TTK Solutions offering, and purchases of property and equipment. Capital expenditures are used to expand research, development, and testing capabilities and, to a lesser extent, to replace existing equipment. Investing activities used $1.2 million for the year ended December 31, 2022, compared to the use of $104.7 million for the year ended December 31, 2021, primarily due to net cash of $34.3 million provided by purchases, sales, and maturities of marketable securities in 2022, compared to net cash of $44.5 million used for purchases, sales, and maturities of marketable securities in 2021, along with decreased cash paid for business combinations, partially offset by an increase in purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities consists primarily of proceeds from the issuance of Common Stock, debt, and warrants in private placements and proceeds from public offerings. Cash used in financing activities consists primarily of repayment of our debt. Net cash provided by financing activities decreased for the year ended December 31, 2022, compared to the year ended December 31, 2021, largely due to the repayment of debt.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K, which consolidated financial statements are incorporated by reference in response to this Item 8. An index of those consolidated financial statements is found in “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2022.

During the year ended December 31, 2022, management identified material weaknesses in internal control over financial reporting. These material weaknesses related to the accounting for complex financial instruments, inadequate design of the controls over the preparation of the consolidated financial statements due to the lack of a timeline and process in place to timely close our annual books and records, and insufficient technical accounting resources and lack of segregation of duties. These deficiencies could result in misstatements to our consolidated financial statements that could be material and may not be prevented or detected on a timely basis.

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

Remediation of Material Weakness in Internal Control over Financial Reporting

As of December 31, 2022 and through the date of this filing, we were in varying stages of remediating the current and previously reported material weaknesses in our internal control over financial reporting. During the fiscal year ended December 31, 2022, we have increased the number of accounting resources employed by us. We have added technically qualified personnel and are in the process of improving our technical accounting resources and capabilities. However, the finance team has remained weakened, with the departure of our CFO and VP of Finance. We are in the process of rebuilding the finance function and have engaged outside consultants to assist. We will need to continue to devote specific attention to these aspects of our internal control environment to ensure that these material weaknesses are fully remediated.

The material weaknesses identified will not be considered fully remediated until these additional controls and procedures have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that may not be prevented or detected on a timely basis or result in a delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could be adversely affected, and we could become subject to litigation or investigations by the Nasdaq Capital Market, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Changes in Internal Control Over Financial Reporting

Other than the changes to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

Executive Officers of the Company

Following are the names and ages of the Agrify’s current executive officers, the year they became an executive officer, and their principal occupations or employment for at least the past five years.

Name	Age	Experience
Raymond Chang	53	Refer to “Directors” below.

David Kessler	45	Mr. Kessler has served as our Chief Science Officer since July 2022. Since 2013, he has served as owner and operator of Willowbrook Orchids LLC, a national award-winning boutique orchid nursery. From 2006 through 2016, Mr. Kessler served as a Horticulturist at Atlantic Hydroponics, where he oversaw project management. Mr. Kessler has over twenty years of cannabis cultivation experience including ten years of CEA (closed environmental agriculture) indoor farm design. Mr. Kessler’s focus on the application of technology to optimize process & workflow while reducing operational costs are a common theme throughout his prolific industry publications having written for such companies as Sunlight Supply, Maximum Yield Magazine, Botanicare, and Hawthorne Gardening Company. Mr. Kessler also regularly lectures at many cannabis industry events and appears regularly on industry podcasts. Mr. Kessler’s decades of experience with horticultural lighting have allowed him the opportunity to be a product tester for companies such as Sharp Electronics and the Horticultural Lighting Group. He has worked with independent 3rd party laboratories to provide unbiased testing data comparing product performance from a multitude of horticultural lighting manufacturers. Mr. Kessler received a Bachelor of Arts degree and undertook post graduate studies in biology at SUNY-Oswego.

Brian Towns	37	Mr. Towns has served as the Executive Vice President and General Manager of the Extraction Division since May 2023, and previously served as Vice President of Operations from October 2021 through May 2023. Prior to that role, Mr. Towns served as Operations Manager of Precision Extraction from October 2016 through January 2019, at which time, Mr. Towns was appointed as the Director of Operations role at Precision Extraction in January 2019 until the acquisition by Agrify in October 2021. In these roles, with increasing responsibility, he oversaw multiple critical functions, including supply chain management, manufacturing, compliance, engineering, customer support, and field service teams. Mr. Town’s visionary approach and commitment to maintaining the highest standards ensured that Precision Extraction delivered top-notch products and services to its customers. The acquisition of Precision Extraction by Agrify in October of 2021 and the addition of industry leading equipment providers Pure Pressure, Lab Society, and Cascade Sciences put Mr. Towns in the position to lead the extraction businesses. At Agrify, Mr. Town’s expertise and innovative mindset continue to drive the extraction division’s success. With 7 years of experience in the cannabis extraction industry, Mr. Towns helps spearhead the development and implementation of cutting-edge extraction technologies, ensuring Agrify remains at the forefront of the market. Before joining Agrify, Mr. Towns honed his skills in executive protection, ensuring the safety and security of high-profile individuals from January 2012 through September 2014 as an account executive. Mr. Town’s early career led him to regional management in the wireless retail business from August 2014 to October 2016, where he demonstrated exceptional leadership and strategic acumen. Mr. Towns received his formal education in Michigan.

Directors

Set forth below is certain information regarding the directors of the Company, based on information furnished to the Company by each director. The biographical description below for each director includes his age, all positions he holds with the Company, his principal occupation and business experience over the past five years, and the names of other publicly-held companies for which he currently serves as a director or has served as a director during the past five years. Stuart Wilcox served on the Board until July 14, 2022, when he resigned in connection with his appointment as Chief Operating Officer, and Thomas Massie served on the Board until July 8, 2022, when he resigned from the Board and from his position as President and Chief Operating Officer. Max Holtzman was appointed to the Board on July 14, 2022.

Nominees for Election

Name	Age	Experience
Raymond Chang	53	Mr. Chang has served as Chief Executive Officer and Chairman of the Board of Directors since June 2019 and served as the Company’s President from June 2019 to November 2021. From September 2015 through May 2019, Mr. Chang was a lecturer in the Practice of Management at the Yale School of Management and an Adjunct Professor at Babson College as well as a managing director at NXT Ventures. In 1997, Mr. Chang founded GigaMedia, the first broadband company in Asia. In 2000, this company went public on Nasdaq (Nasdaq: GIGM) and raised $280 million, one of the largest IPOs for an internet company prior to 2000. In 2007, Mr. Chang founded Luckypai, a leading TV shopping company in China and raised venture financing from Lightspeed Venture Partners, DT Capital, Intel, Lehman Brothers, and Goldman Sachs. Luckypai was sold to Lotte Group, which is one of the largest Asian conglomerates based in Korea, for $160 million in 2010. From 2012 to 2013, Mr. Chang served as the chief executive officer of New Focus Auto, the largest automobile aftersales service company listed on the Hong Kong Stock Exchange (HKSE: 0360.HK). In 2014, Mr. Chang completed the sale of New Focus Auto to CDH Investments, which is one of the largest private equity firms based in Asia and raised over $150 million for the company. In 2000, Mr. Chang was selected by Fortune as one of the twenty-five “Next Generation Global Leaders Under 40” and by Business Week Asia as one of Asia’s 20 most influential new economy leaders in the 21 century. He was also featured in 2005 as a panel speaker at the World Economic Forum in Zurich, Switzerland. Mr. Chang was the former treasurer/elected board member of Shanghai American School and a member of the Young Presidents Organization — Shanghai Chapter. Mr. Chang received his BA from New York University, MBA from Yale School of Management, and MPA from Harvard JFK School of Government. Mr. Chang has served as a Director of our Company since June 2019.

Name	Age	Experience
Max Holtzman	54	Mr. Holtzman has served as a member of our Board of Directors since July 14, 2022. Mr. Holtzman has served as Operations Director at Ocean 14 Capital, a private equity impact fund focused on the Blue Economy, since December 2021. Mr. Holtzman has also served as Investments Principal at Pontos Aqua, LLC, which provides strategic advisory services in the global seafood and aquaculture space, since June 2017. Mr. Holtzman is a founding officer of Stronger America through Seafood, which strives to increase the production of healthy, sustainable, and affordable seafood in the United States. Mr. Holtzman previously served as the Vice Chairman of Capitol Peak Asset Management, which focused on infrastructure projects and companies in Rural America. Prior to Capitol Peak, Mr. Holtzman was appointed by President Obama as the Senior Advisor to the United States Secretary of Agriculture. From 2009 to 2014, Mr. Holtzman advised the Secretary on the development of new public-private partnerships, aquaculture, trade, biotechnology, and international food security. He also served as Acting Deputy Under Secretary for Farm and Foreign Agriculture Services and as Acting Deputy Under Secretary of Marketing and Regulatory Programs. In these roles, Mr. Holtzman represented the United States in its negotiations with the Peoples Republic of China as a four-time Delegate on the Joint Committee on Commerce and Trade, and he was regularly involved with a multitude of international trade issues, trade missions, and trade negotiations. He also served as the United States Chairman of the North American Biotechnology Initiative, which includes the United States, Canada, and Mexico. Prior to this appointment, Mr. Holtzman, an attorney for over 25 years, provided strategic consulting to multi-national companies related to transportation infrastructure, project finance, public-private partnerships, health care, and government procurement. He also served as a City Attorney and Special Counsel to several municipalities. Mr. Holtzman has served as a Board Member of The Arcadia Center for Sustainable Food and Agriculture since September 2016, the Founding Chairman of Adopt-A-Classroom, and he has sat on the Global Advisory Council of Secure System since January 2018. Mr. Holtzman received his undergraduate degree in Agricultural Economics from the University of Florida’s Institute of Food and Agricultural Sciences and his law degree from the University of Miami.

Guichao Hua	57	Mr. Hua has served as a member of our Board of Directors since June 15, 2019. Mr. Hua is a renowned expert in the global power electronics arena. He brings over 25 years of experience in the lighting industry and has extensive knowledge in running successful businesses. In 2007, Mr. Hua founded Inventronics Inc., which is currently one of the largest companies in the world engaged in the design and manufacture of high efficiency, high reliability and long-life LED drivers, and served as the founder and chief executive officer from 2007 to 2019 and has served as the executive chairman since 2019. In 2016, Inventronics became a public company in China (300582.SZ). In December 2017, Mr. Hua founded 4D Bios Inc., which is focused on the design, manufacture, and marketing and sales of LED vertical farm systems. 4D Bios aims to become a global leader in this high-tech new agriculture industry. Mr. Hua is a co-founder and former vice president of engineering of VPT Inc., which is now one of the largest military/aerospace power companies in the world. Mr. Hua received his Ph.D. from the Center for Power Electronic System (CPES) at Virginia Tech in 1994 and served as research associate and scientist in CPES for 5 years. Mr. Hua has obtained more than 20 U.S. patents and published more than 70 theses, enjoying a strong reputation in the switch power industry. Mr. Hua has served as a member of Agrify’s Board of Directors since June 2019.

Name	Age	Experience
Leonard J. Sokolow	66

Mr. Sokolow has been Chief Executive Officer and President of Newbridge Financial, Inc., a financial services holding company, and Chairman of Newbridge Securities Corporation, its broker-dealer subsidiary, since 2015. Mr. Sokolow previously served in a variety of roles at vFinance, Inc., a publicly traded financial services company, including as Chairman of the board of directors from January 2007, a member of the board of directors from November 1997 and Chief Executive Officer from November 1999 through July 2008, when it merged into National Holdings Corporation, a publicly traded financial services company. Mr. Sokolow also served as President of vFinance, Inc. from January 2001 through December 2006. From July 2008 until July 2012, Mr. Sokolow was President of National Holdings Corporation, and from July 2008 until July 2014, he was Vice Chairman of the board of directors of National Holdings Corporation. Mr. Sokolow has served on the board of directors of Consolidated Water Co. Ltd. (Nasdaq: CWCO), a developer and operator of advanced water supply and treatment plants and water distribution systems, since June 2006, where he currently serves as Chairman of the Audit Committee and as a member of the Nominations and Corporate Governance Committee. In addition, Mr. Sokolow has served as a director of the SQL Technologies Corp. (Nasdaq: SKYX) since November 2015 and has been a member of its Business Development Committee. Mr. Sokolow has served on the board of directors of Vivos Therapeutics, Inc. (Nasdaq: VVOS), a medical technology company focused on developing and commercializing innovative treatments for adult patients suffering from sleep-disordered breathing, since June 2020, where he currently serves as Chair of the Audit Committee and as a member of the Nominating and Corporate Governance Committee. Since August 2021 Mr. Sokolow served on the Advisory Board of Masterworks. Mr. Sokolow earned a B.A. in Economics from the University of Florida, a J.D. from the University of Florida School of Law and a Masters of Law in Taxation from the New York University School of Law. Mr. Sokolow has served as a member of Agrify’s Board of Directors since December 2021.

Timothy Mahoney	65	Mr. Mahoney is the owner of Caribou LLC, a strategic advisory firm he founded in 2009 that consults with CEOs and their boards on managing systemic risk and maximizing shareholder value through the identification and capture of strategic opportunities. In March 2013, Mr. Mahoney also founded Cannae Policy Group, a Washington D.C. based public policy company, where he serves as a Chief Political Strategist advising companies, associations, and governments on complex public policy issues. Mr. Mahoney served as a U.S. Representative for Florida’s 16 congressional district from January 2007 to January 2009. From 1998 to 2007, Mr. Mahoney was a Co-Founder of vFinance, Inc., which subsequently acquired National Holdings Corporation. National Holdings Corporation has grown to become one of America’s leading middle-market investment brokerage firms, managing more than $5 billion of client assets with over 50 offices worldwide. Mr. Mahoney has also been involved with companies in the cannabis industry in varying capacities as a private investor, advisor and consultant, including Atlas Biotechnologies, Inc., a licensed medical cannabis grower operating in Canada and the EU, and Volcanic Green Holdings, Inc., a holding company for a Colombian based outdoor cultivation cannabis grower and CBD extracts producer. Mr. Mahoney holds a BA degree in Computer Science and Business from West Virginia University and an MBA from George Washington University. Mr. Mahoney has served as a member of Agrify’s Board of Directors since December 2020.

Name	Age	Experience
Krishnan Varier	43	Mr. Varier joined Agrify’s Board of Directors in June 2020, after briefly serving as a board observer. He is a Managing Partner and the Chief Investment Officer of Arcadian Capital Management, a Los Angeles, California based venture capital private equity firm particularly focused on investing in ancillary businesses related to the cannabis and hemp industries. He has served in this role since joining Arcadian in 2018 to help lead its principal investing activities, bringing more than 15 years of financial services and Wall Street deal-making experience. From 2016 through 2018, Mr. Varier formed Varier Venture Consulting LLC to assist in the growth of early-stage startup companies, primarily by providing strategic advice regarding capital raising strategies. From 2014 through 2016, Mr. Varier was an investment banker with Cowen & Company, where he covered corporate clients in the healthcare biotechnology industry. From 2013 through 2014, he was a Senior Investment Analyst with Health Care REIT, which has since been re-branded as Welltower REIT, and is a leading provider of real estate capital to seniors housing operators, post-acute healthcare providers and health systems. From 2011 through 2013, Mr. Varier was an investment banker in BofA-Merrill Lynch’s Global Corporate & Investment Banking group covering healthcare corporate clients. He began his investment banking career in 2010 with Morgan Keegan, which is now part of Raymond James Financial Services, Inc. Mr. Varier has been involved in more than $6 billion in closed capital raising and merger and acquisition transactions as an investment banking professional. Mr. Varier earned a B.A. in Economics with a focus in Business Administration in 2001 from the University of Texas at Austin. In 2010, Mr. Varier received an MBA degree in Finance and Investment Management from the University of North Carolina at Chapel Hill, Kenan-Flagler Business School. Mr. Varier has served as a member of our Board of Directors since June 2020.

Director Qualifications

The Nominating and Corporate Governance Committee reviews annually with the Board the composition of the Board as a whole and recommends, if necessary, measures to be taken so that the Board reflects the appropriate balance of knowledge, experience, skills, expertise and diversity required for the Board as a whole and contains at least the minimum number of independent directors required by applicable laws and regulations. The Nominating and Corporate Governance Committee is responsible for ensuring that the composition of the Board accurately reflects the needs of the Company’s business and, in furtherance of this goal, proposing the addition of members and the necessary resignation of members for purposes of achieving this goal. The Committee also considers the nominees’ roles in assisting with development and implementation of the Company’s strategic plan.

The Board of Directors believes that each director nominee brings a strong and unique background and set of skills to the Board, giving the Board as a whole competence and experience in a wide variety of areas, including corporate governance and board service, executive management, private equity, finance, marketing and international business. Set forth below are the particular experiences, qualifications, attributes or skills, which led the Company’s Board of Directors to conclude that each director nominee should serve as a director of the Company.

Mr. Chang, a director since June 2019, is currently the chairman and chief executive officer of the Company. Mr. Chang has a wealth of successful experience directing, managing and/or financing early-stage agricultural- and technology-based companies. Mr. Chang’s entrepreneurial nature and well-developed leadership and financial experience led the Nominating and Corporate Governance Committee to conclude that his skills fit with the needs of the Board of Directors and qualified him to continue to serve as a director of the Company.

Mr. Holtzman, a director since July 2022, is Operations Director at Ocean 14 Capital, a private equity impact fund. Mr. Holtzman’s extensive experience in finance, government relations and international trade led the Nominating and Corporate Governance Committee to conclude that his skills and background fit the needs of the Board of Directors and qualified him to continue to serve as a direct of the Company.

Mr. Hua, a director since June 2019, is currently the executive chairman of Inventronics, Inc., and provides the Company with extensive industry knowledge related to the design and manufacturing of indoor growing and lighting solutions. Mr. Hua’s exemplary career building thriving global hardware companies along with his design, engineering and manufacturing expertise led the Nominating and Corporate Governance Committee to conclude that his skills and background fit the needs of the Board of Directors and qualified him to continue to serve as a director of the Company.

Mr. Mahoney, a director since December 2020, through his strategic advisory firm, has worked as an independent consultant assisting management teams and boards of directors through the identification of systemic risk and the development of creative strategies targeted towards maximizing shareholder value. He also qualifies as an “audit committee financial expert” as defined under SEC rules. Mr. Mahoney’s knowledge and experience with the legislative process of Congress and his diverse experience and knowledge in corporate governance led the Nominating and Corporate Governance Committee to conclude that his skills and background fit the needs of the Board of Directors and qualified him to continue to serve as a director of the Company.

Mr. Sokolow, a director since December 2021, is currently the chief executive officer and president of Newbridge Financial, Inc. and the Chairman of Newbridge Securities Corporation. Mr. Sokolow has vast financing and public company executive management and board of director experience. He also qualifies as an “audit committee financial expert” as defined under SEC rules. Mr. Sokolow’s financial experience, combined with his operational and board of director experience led the Nominating and Corporate Governance Committee to conclude that his skills and background fit the needs of the Board of Directors and qualified him to continue to serve as a director of the Company.

Mr. Varier, a director since June 2020, is a managing partner of Arcadian Capital Management, a leader in cannabis venture capital. Mr. Varier has nearly 20 years of experience in corporate finance and investment advisory. He also qualifies as an “audit committee financial expert” as defined under SEC rules. Mr. Varier’s extensive capital markets experience, knowledge of the cannabis industry, as well as his experience working with cannabis companies as an investor, mentor, advisor and consultant, led the Nominating and Corporate Governance Committee to conclude that his overall experience fits the needs of the Board of Directors and qualified him to continue to serve as a director of the Company.

Leadership Structure

Combining Chairman and Chief Executive Officer Roles. Our Board of Directors is committed to the principle of independence from management and to the highest standards of corporate governance. All of our directors other than Messrs. Chang and Hua are independent under Nasdaq listing rules. Our Nominating and Corporate Governance, Audit and Compensation Committees are currently composed entirely of independent directors. Our Board of Directors has adopted a flexible policy regarding the issue of whether the positions of Chairman and Chief Executive Officer should be separate or combined. This policy allows the Board to evaluate regularly whether the Company is best served at any particular time by having our Chief Executive Officer or another director hold the position of Chairman.

Currently, the Board believes there are several important advantages to combining the positions of Chairman and Chief Executive Officer. The Chief Executive Officer is the director most familiar with our business and industry and is most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. The Company’s independent directors bring experience, oversight, and expertise from outside the Company and industry, while the Chief Executive Officer brings Company-specific experience and expertise. Combining the Chief Executive Officer and Chairman positions creates a firm link between management and the Board, promotes the development and implementation of corporate strategy and facilitates information flow between management and the Board, which are essential to effective governance. The Board currently believes that combining the roles of Chairman and Chief Executive Officer contributes to a more efficient and effective Board, does not undermine the independence of the Board, and certainly has no bearing on the ethical integrity of the directors.

Board and Board Committee Matters

The Board currently consists of six directors. The Board has determined that Max Holtzman, Timothy Mahoney, Leonard J. Sokolow, and Krishnan Varier are all “Independent” directors under the Nasdaq listing standards.

As required by the Nasdaq listing standards, the Board must be composed of a majority of independent directors. The committee charters are reviewed annually and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices.

The Board currently has four standing committees consisting of: the Nominating and Corporate Governance Committee, the Compensation Committee, and the Audit Committee and the Mergers and Acquisitions Committee. No member of the Audit, Compensation or Nominating and Corporate Governance Committee is an employee of the Company or its subsidiaries, and all are currently independent as defined by the Nasdaq listing standards. In March 2022, the Company became aware of a consulting arrangement between an entity partially owned by Mr. Mahoney and the Company that resulted in Mr. Mahoney not being considered independent for purposes of Audit Committee membership. Mr. Mahoney did not provide any consulting services on behalf of the consulting group and did not receive any fees from the consulting group in connection with the agreement between the consulting group and the Company. The Company promptly terminated the consulting relationship, upon which Mr. Mahoney regained his independent status for Audit Committee purposes. Each of the Audit, Compensation and Nominating and Corporate Governance Committees has a written charter approved by the Board of Directors. The committee charters as well as the Company’s Code of Conduct and Ethics, which applies to all directors, officers and employees, are available under “Corporate Governance” in the Investor Relations section of our Company’s website at https://ir.agrify.com. Please note that the information contained on the Company website is not incorporated by reference in, or considered to be a part of, this Annual Report on Form 10-K.

The current members of the Committees are identified below:

Director	Nominating and Corporate Governance	Compensation	Audit	Mergers and Acquisitions
Max Holtzman	X (Chair)	X		X
Timothy Mahoney	X	X (Chair)	X	X
Leonard J. Sokolow		X	X
Krishnan Varier	X		X (Chair)	X (Chair)

Nominating and Corporate Governance Committee.    The current members of the Nominating and Corporate Governance Committee are directors Holtzman, who chairs the committee, Mahoney and Varier. Each of these directors is independent as defined under applicable Nasdaq listing requirements. This Committee’s responsibilities include the selection of potential candidates for the Board. Mr. Wilcox served as chair of the committee until his resignation from the Board on July 14, 2022.

Compensation Committee. The current members of the Compensation Committee are directors Mahoney, who chairs the committee, Sokolow and Holtzman. Each of these directors is independent as defined under applicable Nasdaq listing requirements. The Compensation Committee is responsible for discharging the responsibilities of the Board with respect to the compensation of our executive officers. The Compensation Committee sets performance goals and objectives for the Chief Executive Officer and the other executive officers, evaluates their performance with respect to those goals and sets their compensation based upon the evaluation of their performance. In evaluating executive officer pay, the Compensation Committee has retained the services of a compensation consultant and considers recommendations from the Chief Executive Officer with respect to goals and compensation of the other executive officers. The Compensation Committee assesses the information it receives in accordance with its business judgment. The Compensation Committee also periodically reviews director compensation. All decisions with respect to executive and director compensation are approved by the Compensation Committee and, in the case of director compensation, ratified by the Board. Mr. Wilcox served as a member of the committee until his resignation from the Board on July 14, 2022.

Audit Committee. The current members of the Audit Committee are directors Varier, who chairs the committee, Mahoney and Sokolow. The Board of Directors has determined that all members of the Audit Committee satisfy the financial literacy requirements of the Nasdaq listing standards and are independent as defined under the Nasdaq listing requirements and applicable Securities and Exchange Commission (“SEC”) rules. In addition, our Board of Directors has determined that each of Messrs. Varier and Sokolow qualifies as an “Audit Committee Financial Expert” as defined under SEC rules. The Audit Committee is primarily concerned with the accuracy and effectiveness of the audits of our consolidated financial statements by our independent registered public accountants. Its duties include, among other things:

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm the independence of its members from its management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual consolidated financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;

●	coordinating the oversight by our board of directors of our code of business conduct and our disclosure controls and procedures;

●	establishing procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters; and

●	reviewing and approving related-person transactions.

The Audit Committee’s procedures for the pre-approval of audit and permitted non-audit services are described in “Item 5: Ratification of the Auditor Appointment.” For more information on the Audit Committee, refer to the “Report of the Audit Committee” included elsewhere herein.

Mergers and Acquisitions Committee. The current members of the Mergers and Acquisitions Committee are directors Varier, who chairs the committee, Mahoney and Holtzman. The purpose of the Mergers & Acquisitions Committee is to assist the Board and the Audit Committee in evaluating any related party transactions that the Company may consider from time to time. Mr. Wilcox served as a member of the committee until his resignation from the Board on July 14, 2022.

Board of Directors’ Oversight of Risk

Our management bears responsibility for the management and assessment of risk at the Company on a daily basis. Management is also responsible for communicating the most material risks to the Board and its committees, who provide oversight of the risk management practices implemented by management. Our full Board provides oversight for risk management, except for the oversight of risks that have been specifically delegated to a committee. Even when the oversight of a specific area of risk has been delegated to a committee, the full Board may maintain oversight over such risks through the receipt of reports from the committee. In addition, the full Board may assume oversight over a particular risk, even if the risk was initially overseen by a committee, when the Board deems it appropriate. The Board and committee reviews occur principally through the receipt of regular reports from Company management on these areas of risk and discussions with management regarding risk assessment and risk management.

Committees. The Audit Committee maintains initial oversight over risks related to the integrity of the Company’s consolidated financial statements, internal control over financial reporting and disclosure controls, the performance of the Company’s independent registered public accounting firm and the operation of the Company’s ethics program. The Company’s Compensation Committee maintains initial oversight of risks related to the Company’s compensation practices, including practices related to equity programs, other executive or Company-wide incentive programs and hiring and retention. The Nominating and Corporate Governance Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to independence of Board members and compliance with SEC rules and Nasdaq listing standards with respect to Board and committee composition.

Full Board. At its regularly scheduled meetings, the Board generally receives several reports which include information relating to specific risks faced by the Company. As appropriate, the Company’s Chief Executive Officer or other members of senior management provide operational reports, which include risks relating to the Company’s business. At each regularly scheduled Board meeting, the full Board also receives reports from committee chairpersons, which may include a discussion of risks initially overseen by the committees for discussion and input from the full Board. As noted above, in addition to these regular reports, the Board receives reports on specific areas of risk from time-to-time, such as cyclical or other risks that are not covered in the regular reports given to the Board.

Code of Ethics and Business Conduct

The Company has adopted a code of ethics and business conduct that applies to our directors, officers and employees. This code of ethics and business conduct (which we refer to as a “code of conduct”) may be accessed and reviewed through the Company’s website at https://ir.agrify.com. Any amendments to, or waivers from, any provisions of the code of conduct which apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions, will be disclosed either on a Current Report on Form 8-K or on our website promptly following the date of any such amendment or waiver.

Delinquent Section 16(a) Reports

Under the U.S. securities laws, directors, executive officers and persons holding more than 10% of the Company’s Common Stock must report their initial ownership of the Common Stock and any changes in that ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Annual Report on Form 10-K those persons who did not file these reports when due. Based solely on our review of the copies of these forms received by us or written representations furnished to us, we believe that, for the reporting period covering our 2022 fiscal year, our executive officers and directors complied with all their reporting requirements under Section 16(a) for this fiscal year, except for (i) Form 4s filed by Messrs. Chang and Wilcox on February 2, 2022 relating to transactions that occurred on January 28, 2022 due to an administrative oversight, (ii) a Form 4 filed by Mr. Holtzman on July 21, 2022 relating to a grant that occurred on July 14, 2022 due to a delay in obtaining EDGAR codes, (iii) Form 3s filed by Steve Drucker and Chris Benyo on July 28, 2022 relating to a reportable event on July 14, 2022 due to a delay in obtaining EDGAR codes, (iv) a Form 3 filed by David Kessler on August 5, 2022 relating to a reportable event on July 14, 2022 due to a delay in obtaining EDGAR codes, (v) a Form 3 filed by Timothy Hayden on November 14, 2022 relating to a reportable event on November 1, 2022 due to an administrative oversight, and (vi) a Form 4 filed by Timothy Oakes on December 19, 2022 relating to a grant that occurred on November 10, 2022 due to an administrative oversight.

Stockholder Nomination Procedures

As of the date of this Annual Report on Form 10-K, there have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Item 11. Executive Compensation.

This section describes the compensation paid, or payable, for the last two fiscal years to our named executive officers. Our named executive officers during the fiscal year ended December 31, 2022 were Raymond Chang, our Chairman and Chief Executive Officer, David Kessler, our Chief Science Officer, Thomas Massie, our former President and Chief Operating Officer, and Timothy Oakes, our former Chief Financial Officer. Mr. Massie resigned as President and Chief Operating Officer on July 8, 2022. Mr. Oakes resigned as Chief Financial Officer effective as of February 28, 2023.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers noted below for services rendered in all capacities, during the fiscal years ended December 31, 2022 and 2021. As a smaller reporting company, we are only required to provide two years of compensation information for our named executive officers.

Name and Principal Position	Year	Salary	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	Non-qualified Deferred Compensation Earnings	All Other Compensation(3)	Total
Raymond Chang	2022	$350,479	$471,000	$—	$175,000	$—	$33,099	$1,029,578
Chairman and Chief Executive Officer	2021	290,000	—	4,559,100	325,000	—	31,951	5,206,051
David Kessler	2022	220,233	177,550	—	50,000	—	32,164	479,947
Chief Science Officer	2021	210,750	—	350,700	80,000	—	29,919	671,369
Thomas Massie(4)	2022	655,605	384,000	—	117,033	—	33,033	1,189,671
Former President and Chief Operating Officer	2021	70,686	—	828,137	42,033	—	2,663	943,519
Timothy Oakes(5)	2022	264,454	247,625	—	78,022	—	19,626	609,727
Former Chief Financial Officer	2021	63,667	—	350,700	28,022	—	—	442,389

(1)	Amounts are based on the aggregate grant date fair value of stock awards and stock option awards made to the Named Executive Officers in the applicable year. The reported amounts are calculated in accordance with the provisions of ASC Topic 718. See Note 13 of the notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding assumptions underlying the valuation of the Company’s equity awards in 2022 and 2021.
(2)	Represent amounts earned by each Named Executive Officer under the Company’s performance-based annual incentive plan.
(3)	Amounts represent payment of health plan premiums as per Company policy.
(4)	Mr. Massie resigned as President and Chief Operating Officer on July 8, 2022. Mr. Massie’s reported salary amount for the year ended December 31, 2022 includes $500,000 in severance payments.
(5)	Mr. Oakes resigned as Chief Financial Officer effective February 28, 2023.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards for Named Executive Officers as of December 31, 2022.

	Option Awards						Stock Awards
	Grant	Vesting	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	Number of Shares of Stock That Have	Market Value of Shares of Stock That Have
Name	Date	Period	Exercisable	Unexercisable	Price	Date	Not Vested	Not Vested
Raymond Chang	5/6/20	(1)	1,689	—	$456.00	5/6/30	—	$—
	7/20/20	(2)	71	—	456.00	7/20/30	—	—
	10/19/20	(2)	1,324	—	972.00	10/19/30	—	—
	2/17/21	(3)	1,986	1,264	2,768.00	2/17/31	—	—
	8/8/22	(5)	—	—	—	—	1,500	9,990
David Kessler	5/6/20	(1)	168	—	456.00	5/6/30	—	—
	7/20/20	(2)	159	—	456.00	7/20/30	—	—
	10/19/20	(2)	241	—	972.00	10/19/30	—	—
	2/17/21	(3)	134	86	2,768.00	2/17/31	—	—
	8/8/22	(5)	—	—	—	—	500	3,330
	9/30/22	(5)	—	—	—	—	250	1,665
Timothy Oakes	10/19/20	(2)	206	—	972.00	10/19/30	—	—
	2/17/21	(3)	153	97	2,768.00	2/17/31	—	—
	8/8/22	(5)	—	—	—	—	625	4,163
	8/8/22	(6)	—	—	—	—	417	2,777
Thomas Massie	5/6/20	(7)	92	—	456.00	5/6/30	—	—
	8/10/20	(7)	66	—	456.00	7/20/30	—	—
	10/19/20	(7)	185	—	972.00	10/19/30	—	—
	12/21/20	(7)	111	—	972.00	12/21/30	—	—
	2/17/21	(7)	250	—	2,768.00	2/17/31	—	—
	11/10/21	(7)	—	—	—	—	—	—

(1)	Options granted replaced previous options awards issued on December 27, 2019, which were cancelled in May 2020. A portion of the May 6, 2020 option awards re-issued were partially vest at the time of re-issuance, with the remaining unvested portion of the stock options vesting between 24 and 48 months. 50% of the options vested upon the initial public offering.
(2)	25% of options granted will vest 12 months from the date of grant with the balance vesting in 36 equal monthly installments thereafter. 50% of the options vested upon the initial public offering.
(3)	Options granted will vest in 36 equal monthly installments from the date of grant.
(4)	33% of options granted will vest 12 months from the date of grant with the balance vesting in 24 equal monthly installments thereafter.
(5)	33% of the restricted stock units vest on each of the 1-year, 2-year and 3-year anniversaries of grant.
(6)	33% of the restricted stock units vest on each of November 10, 2022, November 10, 2023 and November 10, 2024.
(7)	Pursuant to the terms of his separation agreement, all of Mr. Massie’s options vested upon his departure in July 2022 and remain exercisable through December 31, 2023.

Employment and Separation Agreements

The Compensation Committee believes that it is in the Company’s best interest as well as the interests of its stockholders to offer severance and change in control benefits to certain of its Named Executive Officers. The Company competes for talent in a highly competitive market in which companies routinely offer similar benefits to senior executives. The Compensation Committee believes that providing severance and change in control benefits to its Named Executive Officers reduces any reluctance of senior management to pursue potential change in control transactions that may be in the best interests of stockholders. In addition, the income security provided by competitive severance and change in control arrangements helps minimize distractions caused by uncertain personal financial circumstances during the negotiation of a potential change in control transaction, a period of time requiring focused and thoughtful leadership to ensure a successful outcome.

Employment Agreement for Mr. Chang: On January 4, 2021, the Company entered into a three-year employment agreement with Mr. Chang as the Company’s Chief Executive Officer, effective February 1, 2021 (the “Mr. Chang’s Employment Agreement”). The Mr. Chang’s Employment Agreement, at the end of the initial three-year term, if not terminated by either Mr. Chang or the Company, automatically renews for a successive three-year period.

Mr. Chang’s Employment Agreement establishes a minimum annual base salary level of $300,000 and provides for a discretionary bonus of $300,000, with payment subject to Mr. Chang being employed by the Company at the time of payment.

In accordance with the terms of the agreement, if Mr. Chang’s employment is terminated by the Company without cause, or in connection with a change of control, or by Mr. Chang for good reason, Mr. Chang will be entitled to receive certain severance benefits, including severance pay equal to the greater of (a) 300% of his annual base salary and (b) $1,000,000. Mr. Chang will also be eligible to receive insurance benefits for a period of up to twelve months following his termination of employment. We can terminate Mr. Chang’s employment for cause only if we receive the unanimous agreement of our board of directors. In addition, if we terminate his employment without cause, or if Mr. Chang resigns for good reason, or upon the occurrence of a change of control, all of his issued but unvested options will immediately vest.

In addition to the terms of our standard invention assignment, restrictive covenants, and confidentiality agreement, Mr. Chang’s employment agreement contains confidentiality, non-solicitation, and non-competition provisions, whereby Mr. Chang is subject to non-solicitation restrictions for a period of at least one year and to non-competition restrictions for a period of at least six months following his employment period.

On November 8, 2021, the Compensation Committee, in contemplation of expected executive level changes within the Company, performed a market study of compensation trends related to our various executive level positions. Based upon this review, the Compensation Committee approved increases to Mr. Chang’s base salary (increasing it from $300,000 to $350,000) and discretionary bonus (from $300,000 to $400,000), effective as of January 1, 2022.

Employment Offer Letter for Mr. Kessler: On January 20, 2020, the Company provided a letter of employment offer to Mr. Kessler, as amended by the updated offer letter effective as of August 9, 2022 (as amended, the “Offer Letter”).

Mr. Kessler’s Offer Letter established a minimum annual base salary level of $250,000 and provided for a discretionary performance-based bonus of $150,000. Mr. Kessler is an at will employee of the Company, and there are no severance benefits.

Employment Agreement for Mr. Massie: On November 10, 2021, the Company entered into a two-year employment agreement with Mr. Massie as the Company’s President and Chief Operating Officer, effective November 10, 2021. The agreement, at the end of the initial two-year term, if not terminated by either Mr. Massie or the Company, would automatically renew for successive one-year periods.

Mr. Massie’s Employment Agreement established a minimum annual base salary level of $300,000 and provided for a discretionary performance-based bonus of $300,000, payable in quarterly $75,000 installments, with payment subject to Mr. Massie being employed by the Company at the time of payment. The Board could from time to time elect to pay additional bonuses based on performance that exceeded the mutually agreed upon goals.

In accordance with the terms of the agreement, if Mr. Massie’s employment was terminated by the Company without cause, or in connection with a change of control, or by Mr. Massie for good reason, Mr. Massie would be entitled to receive certain severance benefits, including severance pay equal to the greater of (a) 100% of his annual base salary plus his projected bonus for such fiscal year and (b) $1,000,000. Mr. Massie would also be eligible to receive insurance benefits for a period of up to twelve months following his termination of employment. We could terminate Mr. Massie’s employment for cause only if we receive the unanimous agreement of our board of directors. In addition, if we terminated his employment without cause, or if Mr. Massie resigned for good reason, or upon the occurrence of a change of control, all of his issued but unvested options would immediately vest.

In addition to the terms of our standard invention assignment, restrictive covenants, and confidentiality agreement, Mr. Massie’s employment agreement contained confidentiality, non-solicitation, and non-competition provisions, whereby Mr. Massie is subject to non-solicitation restrictions for a period of at least one year and to non-competition restrictions for a period of at least six months following his employment period. Mr. Massie resigned as President and Chief Operating Officer effective July 8, 2022.

Separation Agreement for Mr. Massie: On July 8, 2022, we entered into a separation agreement with Mr. Massie (the “Separation Agreement”). Per the terms of the Separation Agreement, Mr. Massie will receive (a) an aggregate of $1,000,000 in severance payments, payable in monthly installments of $83,333.33 from July 2022 through December 2022 and one installment of $500,000 in January 2023, (b) continuation of health insurance benefits through June 30, 2023, subject to certain conditions, (c) full vesting of all of Mr. Massie’s outstanding stock options and restricted stock units, and (d) an extended exercise period for Mr. Massie’s outstanding stock options through December 31, 2023.

Employment Agreement for Mr. Oakes: On November 10, 2021, the Company entered into a two-year employment agreement with Mr. Oakes as the Company’s Chief Financial Officer, effective November 10, 2021. The agreement, at the end of the initial one-year term, if not terminated by either Mr. Oakes or the Company, automatically renews for successive one-year periods.

Mr. Oakes’ Employment Agreement established a minimum annual base salary level of $250,000 and provided for a discretionary performance-based bonus of $200,000, payable in quarterly $50,000 installments, with payment subject to Mr. Oakes being employed by the Company at the time of payment. The Board could from time to time elect to pay additional bonuses based on performance that exceeds the mutually agreed upon goals. On August 8, 2022, based on a report from its independent compensation consultant and discussions with the consultant, the Compensation Committee approved an increase to Mr. Oakes’ base salary from $250,000 to $275,000 per year, and an increase in his maximum discretionary bonus opportunity from $200,000 to $250,000 per year.

In accordance with the terms of the agreement, if Mr. Oakes’ employment was terminated by the Company without cause, or in connection with a change of control, or by Mr. Oakes for good reason, Mr. Oakes would be entitled to receive certain severance benefits, including severance pay equal to 100% of his annual base salary plus his projected bonus for such fiscal year. Mr. Oakes would also be eligible to receive insurance benefits for a period of up to twelve months following his termination of employment. We could terminate Mr. Oakes’ employment for cause only if we received the unanimous agreement of our board of directors. In addition, if we terminated his employment without cause, or if Mr. Oakes resigned for good reason, or upon the occurrence of a change of control, all of his issued but unvested options would immediately vest.

In addition to the terms of our standard invention assignment, restrictive covenants, and confidentiality agreement, Mr. Oakes’ employment agreement contained confidentiality, non-solicitation, and non-competition provisions, whereby Mr. Oakes is subject to non-solicitation restrictions for a period of at least one year and to non-competition restrictions for a period of at least six months following his employment period. Mr. Oakes resigned as Chief Financial Officer effective February 28, 2023.

Potential Termination Payments and Equity Awards

The Employment Agreements for our Named Executive Officers, as described above, generally provide for cash payment in the event that their employment with the Company is terminated in certain circumstances by the Company without cause or by such Named Executive Officer for Good Reason (1) outside of a change of control and (2) in connection with a change of control. The potential payouts each Named Executive Officer may be eligible to receive in either instance under their respective employment agreements is calculated based upon the measurement criteria described above.

If the Named Executive Officers covered by employment agreements or severance agreements had their employment terminated as of December 31, 2022, the Named Executive Officers would have been eligible to receive payments, depending upon whether the termination was for Good Reason or based upon a Change in Control, as set forth in the following table.

Termination Payout Table

The following table sets forth information concerning termination payouts for Named Executive Officers as of December 31, 2022. These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which would only be known at the time that they become eligible for payment and would only be payable if the events set forth in the table below occur.

	Potential Termination Payments
	Without Cause or for Good Reason(1)				Change of Control(2)
					Termination		Other	Total
Name	Salary and Bonus	Benefits(3)	Option Award Acceleration(4)	Total	Salary and Bonus	Benefits	Option Award Acceleration	Total
Raymond Chang	$1,050,000	$35,858	$8,598	$1,094,456	$1,050,000	$35,858	$8,598	$1,094,456
Timothy Oakes	525,000	19,626	661	545,287	525,000	19,626	661	545,287

(1)	Represents circumstances involving termination without cause or for Good Reason outside of any Change in Control.
(2)	Represents circumstances involving termination without cause or for Good Reason in connection with a Change in Control.
(3)	Consists of health, dental, and life insurance coverage for a period of twelve months. The reported value is based upon the type of insurance coverage carried by each Named Executive Officer as of December 31, 2022 and is valued at the premiums in effect on December 31, 2022.
(4)	Certain unvested outstanding equity awards contain acceleration provisions, and assuming the applicability and operation of such provisions as of December 31, 2022, the Named Executive Officer could have realized the following values from acceleration (based on the closing price of $6.66 on December 30, 2022 over any applicable exercise price or par value payment obligation for such accelerated awards).

Director and Officer Indemnification Agreements

We have entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our amended and restated bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, penalties, fines, and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request.

Compensation of Outside Directors

Annual Cash Compensation.    Each of the Company’s non-employee directors receives an annual cash retainer of $24,000, payable in twelve monthly installments. In addition, the following Committee retainer amounts are payable to Committee members.

The Audit Committee Chair receives an annual retainer of $5,000 per year, while Audit Committee members are entitled to receive an annual retainer of $1,000. The annual retainers are paid in twelve monthly installments and are in addition to the annual cash retainer for non-employee directors described above.

The Compensation Committee Chair receives an annual retainer of $5,000 per year, while Compensation Committee members are entitled to receive an annual retainer of $1,000. The annual retainers are paid in twelve monthly installments and are in addition to the annual cash retainer for non-employee directors described above.

The Nominating and Corporate Governance Committee Chair receives an annual retainer of $5,000 per year, while Nominating and Corporate Governance Committee members are entitled to receive an annual retainer of $1,000. The annual retainers are paid in twelve monthly installments and are in addition to the annual cash retainer for non-employee directors described above.

Currently, there are no annual retainer fees awarded to either the Merger and Acquisitions Committee Chair or the Merger and Acquisition Committee members.

Stock Options and Share-Based Awards. Following initial election to the Company’s Board of Directors, non-employee directors are eligible to receive restricted stock units as determined by the Board.

The Company’s Board and Compensation Committee believe that equity-based awards are essential to our continued success. Equity-based awards are necessary to attract, retain and motivate highly qualified directors to serve Agrify and to improve Agrify’s business results and earnings by providing these individuals an opportunity to acquire or increase a direct proprietary interest in Agrify’s operations and future success while further aligning recipient’s interests with those of shareholders.

The Board compensation guidelines described above are designed to (a) compensate Committee members through Committee cash retainers in order to provide compensation commensurate with relevant service level commitments for Committee service and (b) set overall Board compensation at a level that is competitive with market norms, in order to enable the Company to attract potential new directors and provide market-based remuneration for existing directors.

Non-Equity Incentive Plan Compensation. We do not provide Non-Equity Incentive Compensation to our directors.

Pension Benefits. We do not have a pension plan and therefore, do not offer any such pension arrangements to our directors.

Outside Directors Compensation Table for 2022

The table below provides compensation information for the year ended December 31, 2022 for each non-employee member of our Board of Directors. Stuart Wilcox served on the Board until July 14, 2022, when he resigned in connection with his appointment as Chief Operating Officer, and Thomas Massie served on the Board until July 8, 2022, when he resigned from the Board and from his position as President and Chief Operating Officer. Max Holtzman was appointed to the Board on July 14, 2022.

Director	Fees Earned or Paid In Cash(1)	Stock Awards(2)(3)	Option Awards (4)	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Guichao Hua	$25,500	$366	$—	$—	$—	$—	$25,866
Max Holtzman	18,000	422	—	—	—	—	18,422
Timothy Mahoney	42,393	422	—	—	—	—	42,815
Leonard J. Sokolow	34,583	422	—	—	—	—	35,005
Krishnan Varier	37,667	422	—	—	—	—	38,089
Stuart Wilcox (5)	13,500	1,580	—	—	—	—	15,080

(1)	Represents the aggregate dollar amount of all fees earned or paid in cash for services as a director, including monthly retainer fees and committee membership, as described above.
(2)	The reported amounts are calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718, “Compensation — Stock Compensation (“ASC Topic 718”).
(3)	As of December 31, 2022, the aggregate number of unvested restricted stock units outstanding for each current non-employee director were as follows: 267 for each of Messrs. Hua, Mahoney, Varier, Sokolow and Holtzman.

(4)	As of December 31, 2022, the aggregate number of unexercised stock option awards outstanding for each current non-employee director were as follows: 435 for Mr. Hua, 435 for Mr. Mahoney, 432 for Mr. Varier; 160 for Mr. Sokolow and none for Mr. Holtzman.

(5)	Starting in 2021, the Company entered into a strategic advisory consulting agreement with Mr. Wilcox leveraging his cannabis-related expertise in cultivation, extraction, supply chain optimization and industry networking. Per the terms of the agreement, the Company paid a $10,000 monthly consulting fee to Mr. Wilcox, which fee was in addition to his board-related monthly retainer and committee membership fees described above. The consulting agreement was terminated on July 14, 2022.

Compensation Committee Interlocks and Insider Participation

During 2022, Messrs. Mahoney, Wilcox, Sokolow and Holtzman each served as members of the Compensation Committee. Mr. Wilcox served as a member of the committee until his resignation from the Board on July 14, 2022 in connection with his appointment as Chief Operating Officer. Upon his appointment, Mr. Wilcox was removed as a member of the Compensation Committee. During 2022, no member of the Compensation Committee, aside from Mr. Wilcox being named as an executive officer of the Company concurrently with his removal from the Compensation Committee, is or has ever been one of our officers or an employee of the Company. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

Beneficial Ownership of Certain Stockholders, Directors and Executive Officers

The following table provides information, as of October 1, 2023, about the beneficial ownership of our Company’s Common Stock by: (1) the persons known to us to be beneficial owners of more than 5% of our Company’s outstanding Common Stock; (2) our directors; (3) each Named Executive Officer (as defined under “Compensation of Named Executive Officers”); and (4) our directors and executive officers as a group. To the best of our knowledge, each such person has sole voting and investment power over the shares shown in this table, except as otherwise indicated. As of October 1, 2023, there were 58 record holders and 1,651,281 outstanding shares of our Company’s Common Stock.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after October 1, 2023 through the exercise of any warrant, stock option or other right. The inclusion in this Annual Report on Form 10-K of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Common stock subject to options or warrants currently exercisable, or exercisable within 60 days after October 1, 2023, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of Common Stock, except to the extent spouses share authority under community property laws.

	Beneficial Ownership
	Number of Shares	Percent of Total (1)
Principal Stockholders
Alyeska Investment Group, L.P. (2)	161,701	9.23%
77 West Wacker Drive, 7th Floor Chicago, IL 60601
Directors and Executive Officers (3)(5)
Raymond Chang (4)	356,772	9.99%
Stuart Wilcox	650	*
David Kessler	1,020	*
Guichao Hua	3,822	*
Max Holtzman	89	*
Timothy Mahoney	524	*
Krishnan Varier	521	*
Leonard J. Sokolow	249	*
Timothy Oakes	208	*
Thomas Massie	2,057	*
All Directors and Executive Officers as a Group (10 persons)	365,912	10.54%

*	Less than 1%.
(1)	The percentages shown with respect to any identified individual or group are calculated by dividing: (i) the sum of (a) the number of shares of Common Stock actually owned as of October 1, 2023 plus (b) the number of shares of Common Stock that may be acquired through the exercise of stock options, warrants or any other rights or the vesting of Restricted Stock Units within 60 days thereof (“Currently Exercisable Awards”) by (ii) the sum of 1,651,281 shares of Common Stock outstanding as of October 1, 2023, plus the amount referenced in clause (i)(b) for such individual or group.
(2)	Includes 61,701 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock. For purposes of the reporting requirements of the Exchange Act, Alyeska Fund GP, LLC and Anand Parekh are deemed to be beneficial owners of such securities. Information set forth above and in this note (2) is based upon the Schedule 13G filed by Alyeska Investment Group, L.P., Alyeska Fund GP, LLC and Anand Parekh on February 14, 2023.
(3)	The address of each of the directors and executive officers listed above is c/o Agrify Corporation, 2468 Industrial Row Dr., Troy, MI 48084.
(4)	Includes (i) options to purchase 6,063 shares of Common Stock that are exercisable within 60 days of October 1, 2023, (ii) 575 shares of Common Stock owned by Mr. Chang, (iii) 118,077 shares of common stock held by RTC3 2020 Irrevocable Family Trust, of which Mr. Chang retains the authority to remove the independent trustee, (iv) 648 shares of common stock held by NXT3J Capital, LLC, an entity controlled by Mr. Chang, (v) warrants to purchase 317 shares of common stock associated with our 2020 convertible promissory notes held by RTC3 2020 Irrevocable Family Trust, (vi) options to purchase 186 shares of common stock held by Mr. Chang’s son that are exercisable within 60 days of October 1, 2023, and (vii) warrants to purchase 230,906 shares of Common Stock that are held by RTC3 2020 Irrevocable Family Trust, but only to the extent exercisable due to a 9.99% beneficial ownership limitation.
(5)	Includes the following shares subject to options that are exercisable within 60 days of October 1, 2023: Mr. Wilcox, 0; Mr. Kessler, 770; Mr. Hua, 435; Mr. Holtzman, 0; Mr. Mahoney, 435; Mr. Varier 432; Mr. Sokolow, 160; Mr. Oakes, 0; and Mr. Massie, 954. Includes 136 shares of Common Stock underlying a warrant held by Mr. Wilcox.

Equity Compensation Plan Table

The following table sets forth certain information as of December 31, 2022, for our 2022 Omnibus Equity Incentive Plan and 2020 Omnibus Equity Incentive Plan:

Plan Category	(A) Number of Shares to be Issued upon Exercise of Outstanding Stock Options	(B) Weighted-Average Exercise Price of Outstanding Stock Options	(C) Number of Shares Remaining Available for Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (A))
2022 Omnibus Plan	—	$—	9,354
2020 Omnibus Plan	—	2,768	—
TOTAL	—	2,768	9,354

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have entered into indemnity agreements with our directors and Named Executive Officers which provide, among other things, that we will indemnify such executive officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, executive officer or other agent of our Company, and otherwise to the full extent permitted under Nevada law and our Company’s amended and restated bylaws.

In order to identify and address concerns regarding related party transactions and their disclosures, the Company uses Director and Officer Questionnaires and its conduct and ethics policies. The Company also considers the independence of its directors.

Director and Officer Questionnaires are distributed to executive officers and directors at the beginning of each fiscal year to identify any potential related-party transactions. Within the questionnaire, executive officers and directors are asked to describe any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, occurring since the beginning of the prior fiscal year, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any of the following had or will have a direct or indirect interest: (i) the individual; (ii) any director or executive officer of the Company; (iii) a nominee for director; (iv) an immediate family member of a director or executive officer of the Company; (v) an immediate family member of a nominee for director; (vi) a security holder of more than 5% of the common stock; or (vii) an immediate family member of the security holder. Responses provided within the questionnaire are reviewed by management of the Company to determine any necessary course of action.

It is the policy of the Company that all employees, directors and agents maintain the highest ethical standards and comply with all applicable legal requirements when conducting Company business. Guidelines regarding conflicts of interest are detailed in the Company’s Code of Conduct and Business Ethics, which was adopted by the Board. The Company’s Code of Conduct and Business Ethics policy is available on the Company’s website at https://ir.agrify.com. All Company employees must deal with vendors, customers and others doing business with the Company in a manner that avoids even the appearance of conflict between personal interests and those of the Company. Potential conflicts of interest may arise from any of the following:

●	a direct or indirect financial interest in any business or organization that is a Company vendor or competitor, if the employee or director can influence decisions with respect to the Company’s business with respect to such business or organization; and

●	serving on the board of directors of, or being employed in any capacity by, a vendor, competitor or customer of the Company.

The Audit Committee is authorized to review all potential conflicts of interest involving directors and executive officers.

Relationships, including business, financial, personal, and family, may give rise to conflicts of interest or the appearance of a conflict. Employees should carefully evaluate their relationships as they relate to Company business to avoid conflict or the appearance of a conflict. To avoid conflicts of interest or the appearance of a conflict:

●	An employee should not work in a position in which he or she has the authority to hire, directly supervise or attempt to influence the employment actions of an immediate family member or romantic partner. Any individual in a supervisory position should not pursue a romantic relationship with any person with whom there is a reporting relationship.

●	Employees and directors should not have an undisclosed relationship with, or financial interest in, any business that competes or deals with the Company; provided that the ownership of less than 1% of the outstanding shares, units or other interests of any class of publicly traded securities is acceptable.

●	Employees are prohibited from directly or indirectly competing or performing services for any person or entity in competition with, the Company.

●	Employees should comply with the policies set forth in this Code of Conduct and Business Ethics regarding the receipt or giving of gifts, favors or entertainment.

●	A full-time employee should obtain the approval of his or her supervisor before serving as a trustee, regent, director or officer of a philanthropic, professional, national, regional or community organization, or educational institution. This policy applies where significant time spent in support of these functions may interfere with time that should be devoted to the Company’s business.

●	Employees may not sell or lease equipment, materials or property to the Company without appropriate corporate authority.

●	Employees should purchase Company equipment, materials or property only on terms available to the general public.

Any employee or director who becomes aware of a conflict is required to bring it to the attention of a supervisor, management or other appropriate personnel.

Directors are expected and required to uphold the same dedication to corporate ethics as the Company’s employees.

If a conflict of interest arises involving an executive officer or director, the Board must approve a waiver to the Code of Conduct and Business Ethics and if a director has the conflict, that director must abstain from the approval. Waivers are made on a case-by-case basis. The Board has not adopted a formal written policy with respect to waiving conflict of interests or approving related party transactions. In making this determination, the Board considered the infrequency in occurrence of these transactions. Any waivers to the Code of Conduct and Business Ethics granted to an executive officer or director shall be disclosed by the Company on its website at https://ir.agrify.com.

Related Party Transactions

Distribution Agreement with Enozo

Guichao Hua, a member of our board of directors, and Raymond Chang, our Chairman of the Board and Chief Executive Officer, each have ownership interests and are board members of Enozo.

On March 9, 2020, the Company entered into a distribution agreement with Enozo Technologies Inc. (“Enozo”), for an initial term of five years with auto renewal for successive one-year periods unless earlier terminated. The agreement contains the following minimum purchases to retain exclusive distributor status for one of the Company’s products: for the period from the contract date until December 31, 2021 for $375,000, for the year ended December 31, 2022 for $750,000, and for the year ended December 31, 2023 for $1,100,000, which amount may increase by 3% for the later years. The Company had no purchases of Enozo product for the year ended December 31, 2022, compared to $40,000 for the year ended December 31, 2021, and this agreement was terminated in mid-2022.

Securities Purchase Agreement with RTC3 2020 Irrevocable Family Trust

On December 20, 2022, as part of our public offering of shares of Common Stock and warrants, the RTC3 2020 Irrevocable Family Trust purchased shares of Common Stock and warrants to purchase 1,154 shares of Common Stock. The purchase price per share of Common Stock and warrant was $2,600. Raymond Chang, our Chairman of the Board and Chief Executive Officer, retains the authority to remove the independent trustee of the RTC3 2020 Irrevocable Family Trust, although Mr. Chang does not have a pecuniary interest in our securities held by that trust.

Public Offering Purchases by RTC3 2020 Irrevocable Family Trust

On January 28, 2022, as part of our private placement financing, we entered into a Securities Purchase Agreement with parties including the RTC3 2020 Irrevocable Family Trust. Pursuant to that agreement, we sold 1,823 shares of Common Stock and warrants to purchase 1,372 shares of Common Stock to the RTC3 2020 Irrevocable Family Trust. The purchase price per share of Common Stock and partial warrant was $2,760.00. Raymond Chang, our Chairman of the Board and Chief Executive Officer, retains the authority to remove the independent trustee of the RTC3 2020 Irrevocable Family Trust, although Mr. Chang does not have a pecuniary interest in our securities held by that trust.

Greenstone Holdings (“Greenstone”)

Greenstone is a related party because one of our former Agrify Brands employees and our VP of Engineering had a minority ownership, and is a customer of Agrify’s that is in the process of installing Vertical Farming Units (“VFUs”) in its indoor growing facility in Denver, Colorado. The Company has generated revenues from Greenstone through both construction services and the sale of VFUs. A current and former non-executive level employee owns approximately 27% and 10% of Greenstone, respectively. The Company has determined that Greenstone as a Variable Interest Entity, however it does not consolidate the operating results of Greenstone into its consolidated financial statements as Agrify does not have a “controlling interest” in Greenstone. Agrify reported revenues from Greenstone totaling $648,000 during the year ended December 31, 2022 and $9,429,000 during the year ended December 31, 2021. Additionally, the Company made purchases from Greenstone totaling approximately $1.0 million in 2022.

Director Independence

The board of directors has determined that the directors listed in Part III, Item 10 of this Annual Report on Form 10-K are “independent” as such term is currently defined by applicable Nasdaq rules, except for Messrs. Chang and Hua.

The Board of Directors has determined that all members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Board of Directors are “independent” as such term is currently defined by Nasdaq rules. Additionally, the Board has Directors has determined that all members of the Audit Committee of the Board of Directors meet the criteria for independence set forth under the rules of the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed by Marcum LLP (“Marcum”) for professional services rendered during the fiscal years ended December 31, 2022 and 2021:

Types of Fees	2022	2021
Audit Fees	$418,695	$241,535
Audit-Related Fees	31,003	123,085
Tax Fees	23,433	15,450
Total Fees	$473,131	$380,070

In the table above, “Audit Fees” are fees the Company paid to Marcum for professional services rendered connection with the audit of the Company’s consolidated financial statements, the review of consolidated financial statements included in our Quarterly Reports on Form 10-Q filed with the SEC, or for services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements, net of out of pocket expenses; “Audit-Related Fees” are fees billed by Marcum for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements (accounting consultations on transaction related matters including work related to our S-1 and S-3 fillings); and “Tax Fees” are fees billed by Marcum either for corporate income tax return preparation and filing services and/or individual expatriate income tax services and advice.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to pre-approval procedures. On an ongoing basis, management communicates specific projects and categories of services for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Committee approves the engagement of the independent registered public accountants. On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts.

The Audit Committee considers whether the provisions of these services are compatible with maintaining the auditor’s independence, and it determined such services for 2022 and 2021 were compatible.

PART IV

Item 15. Exhibits, Financial Statements and Schedules.

(a)	Financial Statements:

(1) The consolidated financial statements required to be included in this report appear after the signature page to this report as a separate section beginning on page F-1.

(2) All supplemental schedules have been omitted since the information is either included in the consolidated financial statements or the notes thereto or they are not required or are not applicable.

(3) The Exhibit Index of this report appears below.

(b)	Exhibits:

Exhibit No.	Description
2.1±	Plan of Merger and Equity Purchase Agreement, dated as of September 29, 2021, among the Registrant, Sinclair Scientific, LLC, Mass2Media, LLC dba PX2 Holdings, LLC, and each of the equity holders of Sinclair Scientific, LLC named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2021
2.2	Amendment to Plan of Merger and Equity Purchase Agreement, dated as of October 1, 2021, between the Registrant and Sinclair Scientific, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2021
2.3±	Membership Interest Purchase Agreement, dated as of December 31, 2021, among the Registrant, PurePressure, LLC, Benjamin Britton as Member Representative, and each of the equity holders of PurePressure, LLC named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2022)
2.4±	Merger Agreement, dated as of February 1, 2022, among the Registrant, LS Holdings Corp., Lab Society NewCo, LLC, Michael S. Maibach Jr. as Owner Representative, and each of the Owners named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2022)
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
3.2	Third Amended and Restated Certificate of Designations of the Series A Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)
3.4	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed July 11, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
3.5	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed October 17, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2022).
3.6	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed March 1, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report filed with the Securities and Exchange Commission on March 3, 2023.

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)
4.2	Form of Representative’s Warrant dated February 19, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 2021)
4.3	Form of Representative’s Warrant dated January 27, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)
4.4	Form of Warrant issued to Noteholders (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2021)
4.6	Form of Common Stock Purchase Warrant dated January 28, 2022 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022)
4.7	Form of Senior Secured Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
4.8	Form of Warrant Exchange Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
4.9	Form of Note Exchange Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2022)
4.11	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2022)
4.12	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2023)
4.13	Amendment to Senior Secured Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2023)
4.14	Exchange Warrant, dated October 27, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
4.15	Abeyance Warrant, dated October 27, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
4.16	Common Stock Purchase Warrant, dated October 27, 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
4.17	Amended and Restated Junior Secured Promissory Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
4.18	Junior Secured Promissory Note (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
10.1	Operating Agreement of Agrify-Valiant, LLC dated December 8, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.2	Distribution Agreement dated June 7, 2019 between the Registrant and Bluezone Products, Inc.± (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.3	Distribution Agreement dated March 9, 2020 between the Registrant and Enozo Technologies Inc.± (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.4	Purchase Agreement dated as of July 28, 2020 between the Registrant and 4D Bios Inc.± (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)

10.5†	Employment Agreement dated as of January 4, 2021 between the Registrant and Raymond Chang (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2021)
10.6†	2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.7	Intellectual Property Assignment and Transfer Agreement by and among the Registrant, Agrify Brands, LLC and The Holden Company effective as of January 1, 2020 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.8	Supply Agreement by and among the Registrant and Mack Molding Co. dated December 7, 2020 ± (incorporated by reference to Exhibit 10.15 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
10.9	Amended and Restated Operating Agreement of Agrify Brands, LLC effective as of August 12, 2020 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.10	Form of Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 2021)
10.11†	Employment Agreement, dated as of November 10, 2021, between the Registrant and Timothy Oakes † (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2021)
10.12±	Form of Securities Purchase Agreement, dated as of January 25, 2022, between the Registrant and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022
10.13±	Form of Securities Purchase Agreement, dated as of March 14, 2022, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2022)
10.14†	Agrify Corporation 2022 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 29, 2022)
10.15†	Agrify Corporation 2022 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 29, 2022)
10.16†	Separation Agreement of Thomas Massie, dated as of July 8, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
10.17†	Employment Agreement, dated as of July 14, 2022, between the Registrant and Stuart Wilcox (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
10.18±	Exchange Agreement, dated as of August 18, 2022, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
10.19±	Equity Distribution Agreement, dated as of October 18, 2022, between the Registrant and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2022).
10.20†	Employment Agreement, dated as of July 25, 2022, between the Registrant and Timothy Hayden (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2023)
10.21±	Exchange Agreement, dated as of March 8, 2023, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2023)
10.22	Company and Investor Acknowledgment, dated as of October 27, 2023, between the Registrant and CP acquisitions LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)

10.23	Letter Agreement, dated as of October 27, 2023, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
10.24±	Modification Agreement, effective as of October 18, 2023, between the Registrant and Mack Molding Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
14.1	Code of Ethics of Agrify Corporation Applicable To Directors, Officers And Employees (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

±	Certain information has been omitted from this exhibit in reliance upon Item 601(a)(5) of Regulation S-K.
†	Indicates a management contract, compensatory plan, or arrangement.

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRIFY CORPORATION

Date: November 27, 2023	By:	/s/ Raymond Chang
By: Raymond Chang
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond Chang	Chief Executive Officer and Director	November 27, 2023
Raymond Chang	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Guichao Hua	Director	November 27, 2023
Guichao Hua

/s/ Krishnan Varier	Director	November 27, 2023
Krishnan Varier

/s/ Timothy Mahoney	Director	November 27, 2023
Timothy Mahoney

/s/ Max Holtzman	Director	November 27, 2023
Max Holtzman

/s/ Leonard Sokolow	Director	November 27, 2023
Leonard Sokolow

AGRIFY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Agrify Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Agrify Corporation and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficit (equity) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Melville, NY

November 27, 2023

AGRIFY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$10,457	$12,014
Restricted cash	10,000	—
Marketable securities	460	44,550
Accounts receivable, net of allowance for doubtful accounts of $4,605 and $1,415 at December 31, 2022 and 2021, respectively	1,070	7,222
Inventory, net of reserves of $32,422 and $942 at December 31, 2022 and 2021, respectively	21,396	20,498
Prepaid expenses and other current assets	1,510	2,452
Total current assets	44,893	86,736
Loans receivable, net of allowance for doubtful accounts of $33,050 and $0 at December 31, 2022 and 2021, respectively	12,214	22,255
Property and equipment, net	10,044	6,232
Operating lease right-of-use assets	2,210	1,479
Goodwill	—	50,090
Intangible assets, net	—	14,072
Other non-current assets	326	1,184
Total assets	$69,687	$182,048
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,543	$9,151
Accrued expenses and other current liabilities	16,380	28,764
Operating lease liabilities, current	734	814
Long-term debt, current	28,833	1,089
Deferred revenue	4,112	3,772
Total current liabilities	70,602	43,590
Warrant liabilities	5,985	—
Operating lease liabilities, net of current	1,587	704
Long-term debt, net of current	407	12
Other non-current liabilities	147	318
Total liabilities	78,728	44,624
Commitments and contingencies (Note 17)
Stockholders’ (deficit) equity:
Common Stock, $0.001 par value per share, 5,000,000 and 2,500,000 shares authorized at December 31, 2022 and 2021, respectively, 1,038,298 and 111,035 shares issued and outstanding at December 31, 2022 and 2021, respectively (1)	1	—
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	237,875	196,034
Accumulated deficit	(247,148)	(58,975)
Total stockholders’ (deficit) equity attributable to Agrify	(9,272)	137,059
Non-controlling interests	231	365
Total liabilities and stockholders’ equity	$69,687	$182,048

(1)	Periods presented have been adjusted to reflect the 1-for-10 reverse stock split on October 18, 2022, and the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation, and Significant Accounting Policies, included elsewhere in the notes to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenue (including $2,417 and $31,439 from related parties, respectively)	$58,259	$59,859
Cost of goods sold	90,054	54,625
Gross (loss) profit	(31,795)	5,234

General and administrative	73,354	30,807
Selling and marketing	9,338	4,163
Research and development	8,179	3,925
Change in contingent consideration	(2,156)	1,412
Impairment of property and equipment	2,912	—
Impairment of goodwill and intangible assets	69,904	—
Total operating expenses	161,531	40,307
Loss from operations	(193,326)	(35,073)
Interest (expense) income, net	(8,750)	74
Other expense, net	1,316	(31)
Change in fair value of warrant liabilities	51,461	—
Gain on forgiveness of PPP loan	—	45
(Loss) gain on extinguishment of notes payable	(38,985)	2,685
Other income, net	5,042	2,773
Net loss before income taxes	(188,284)	(32,300)
Income tax expense	(23)	(25)
Net loss	(188,307)	(32,325)
(Income) loss attributable to non-controlling interests	134	(140)
Net loss attributable to Agrify Corporation	$(188,173)	$(32,465)
Net loss per share attributable to Common Stockholders – basic and diluted (1)	$(902.19)	$(340.75)
Weighted-average common shares outstanding – basic and diluted (1)	208,573	95,455

(1)	Periods presented have been adjusted to reflect the 1-for-10 reverse stock split on October 18, 2022, and the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation, and Significant Accounting Policies, included elsewhere in the notes to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except share data)

	Common Stock		Preferred A Stock		Additional Paid-In-	Accumulated	Total Stockholders’ (Deficit) Equity attributable	Non- Controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	to Agrify	Interests	Equity
Balance at January 1, 2021	21,058	$—	100,000	$—	$19,831	$(26,510)	$(6,679)	$225	$(6,454)
Stock-based compensation	—	—	—	—	5,552	—	5,552	—	5,552
Beneficial conversion feature associated with amended Convertible Promissory Notes	—	—	—	—	3,869	—	3,869	—	3,869
Conversion of Convertible Notes	8,485	—	—	—	13,100	—	13,100	—	13,100
Issuance of Common Stock – Initial Public Offering (“IPO”), net of fees	31,050	—	—	—	56,961	—	56,961	—	56,961
Issuance of Common Stock – Secondary public offering, net of fees	31,945	—	—	—	79,839	—	79,839	—	79,839
Issuance of Common Stock in connection with acquisition	40	—	—	—	176	—	176	—	176
Conversion of Preferred A Stock	6,865	—	(100,000)	—	—	—	—	—	—
Acquisition of Precision and Cascade	3,332	—	—	—	12,355	—	12,355	—	12,355
Acquisition of PurePressure	1,202	—	—	—	2,211	—	2,211	—	2,211
Exercise of options	3,288	—	—	—	2,132	—	2,132	—	2,132
Exercise of warrants	3,770	—	—	—	8	—	8	—	8
Net loss	—	—	—	—	—	(32,465)	(32,465)	140	(32,325)
Balance at December 31, 2021	111,035	$—	—	$—	$196,034	$(58,975)	$137,059	$365	$137,424

AGRIFY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ (Deficit) Equity (Continued)

(In thousands, except share data)

	Common Stock		Preferred A Stock		Additional Paid-In-	Accumulated	Total Stockholders’ (Deficit) Equity attributable	Non- Controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	to Agrify	Interests	Equity
Balance at January 1, 2022	111,035	$—	—	$—	$196,034	$(58,975)	$137,059	$365	$137,424
Stock-based compensation	—	—	—	—	4,319	—	4,319	—	4,319
Issuance of Common Stock, warrants, and prefunded warrants in private placement	20,105	—	—	—	14,824	—	14,824	—	14,824
Confidentially marketed public offering	594,232	1	—	—	3,269	—	3,270	—	3,270
Issuance of Common Stock through an “at the market” offering, net of fees	306,628	—	—	—	15,042	—	15,042	—	15,042
Common Stock issued for contingent liabilities	435	—	—	—	2,220	—	2,220	—	2,220
Acquisition of Lab Society	2,128	—	—	—	1,904	—	1,904	—	1,904
Exercise of options	43	—	—	—	20	—	20	—	20
Exercise of warrants	2,443	—	—	—	243	—	243	—	243
Vesting of restricted stock units	1,249	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(188,173)	(188,173)	(134)	(188,307)
Balance at December 31, 2022	1,038,298	$1	—	$—	$237,875	$(247,148)	$(9,272)	$231	$(9,041)

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss attributable to Agrify Corporation	$(188,173)	$(32,465)
Adjustments to reconcile net loss attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	3,047	1,310
Impairment on goodwill and intangible assets	69,904	—
Loss (gain) on extinguishment of notes payable	38,985	(2,685)
Change in fair value of warrant liabilities	(51,461)	—
Amortization of premium on marketable securities	—	951
Interest on marketable securities	(232)	(1,035)
Provision for doubtful accounts	36,694	1,187
Provision for inventory obsolescence	31,480	942
Amortization of debt discount	4,459	(42)
Amortization of issuance costs	420	—
Income tax	23	25
Compensation in connection with the issuance of stock options and restricted stock units	4,319	5,552
Issuance of common shares in connection with acquisition	—	176
Loss (income) from disposal of fixed assets	33	(5)
Impairment of property and equipment	2,912	—
Gain on forgiveness of PPP Loan	—	(45)
(Income) loss attributed to non-controlling interest	(134)	140
Change in fair value of contingent consideration	(2,156)	1,412
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,540	(3,391)
Inventory	(30,248)	(6,568)
Prepaid expenses and other current assets	3,222	(1,745)
Right-of-use assets, net	(731)	29
Other non-current assets	1,138	—
Accounts payable	11,236	1,127
Accrued expenses and other current liabilities	(8,555)	8,284
Other non-current liabilities	882	—
Deferred revenue	(625)	(3,303)
Net cash used in operating activities	(72,021)	(30,149)

Cash flows from investing activities
Purchases of property and equipment	(8,134)	(2,220)
Purchases of intangibles assets	—	(104)
Purchase of marketable securities	(294,687)	(62,209)
Proceeds from the sale of marketable securities	329,009	17,743
Proceeds from the sale of fixed assets	—	101
Issuance of loans receivable, net	(23,009)	(22,143)
Payments on contingent liabilities	(3,330)	—
Cash received from escrow account related to Sinclair acquisition	1,351	—
Cash paid for business combination, net of cash acquired	(3,517)	(35,908)
Net cash used in investing activities	(2,317)	(104,740)

Cash flows from financing activities
Proceeds from issuance of debt and warrants in Security Purchase Agreement	61,817	—
Proceeds from Common Stock and warrants in private placement	25,796	—
Proceeds from Common Stock through an “at the market” offering, net of fees	15,042	—
Proceeds from IPO, net of fees	—	56,961
Proceeds from Secondary public offering, net of fees	—	79,839
Proceeds from exercise of options	20	2,132
Proceeds from exercise of warrants	—	8
Proceeds from confidentially marketed public offering	8,193	—
Repayment of debt in private placement	(35,497)	—
Repayment of notes payable, other	(187)	—
Payments on insurance financing loans	(1,928)	—
Payments of other financing loans	(254)	—
Payments of financing leases	(221)	(148)
Net cash provided by financing activities	72,781	138,792
Net (decrease) increase in cash and cash equivalents	(1,557)	3,903
Cash and cash equivalents at the beginning of period	12,014	8,111
Cash and cash equivalents at the end of period	$10,457	$12,014
Cash, cash equivalents, and restricted cash at end of period
Cash and cash equivalents	$10,457	$12,014
Restricted cash	10,000	—
Total cash, cash equivalents, and restricted cash at the end of period	$20,457	$12,014
Supplemental disclosures
Cash paid for interest	$4,969	$30
Cash paid for taxes	$—	$—
Supplemental disclosures of non-cash information
Equipment sold for loan receivable to customer	$—	$289
Initial fair value of warrants	$55,627	$—
Financing of prepaid insurance	$1,928	$—

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 — Overview, Basis of Presentation, and Significant Accounting Policies

Description of Business

Agrify Corporation (“Agrify” or the “Company”) is a leading provider of innovative cultivation and extraction solutions for the cannabis industry, bringing data, science, and technology to the forefront of the market. The Company’s proprietary micro-environment-controlled Agrify Vertical Farming Units (or “VFUs”) enable cultivators to produce the highest quality products with what we believe to be unmatched consistency, yield, and return investment at scale. The Company’s comprehensive extraction product line, which includes hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowers producers to maximize the quantity and quality of extract required for premium concentrates.

The Company believes it is the only company with an automated and fully integrated grow solution in the industry. The Company’s cultivation and extraction solutions seamlessly combines its integrated hardware and software offerings with a broad range of associated services including consulting, engineering, and construction and is designed to deliver the most complete commercial indoor farming solution available from a single provider. The totality of its product offerings and service capabilities forms an unrivaled ecosystem in what has historically been a highly fragmented market. As a result, the Company believes it is well-positioned to capture market share and create a dominant market position in the indoor cannabis sector.

The Company was formed in the State of Nevada on June 6, 2016 as Agrinamics, Inc., and subsequently changed its name to Agrify Corporation. The Company is sometimes referred to herein by the words “we,” “us,” “our,” and similar terminology.

The Company has nine wholly-owned subsidiaries, which are collectively referred to as the “Subsidiaries” and the Company also has ownership interests in certain companies. (Please refer to Exhibit 21.1 for further details.)

 Reverse Stock Splits

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

No fractional shares of Common Stock were issued as a result of these reverse stock splits. Any fractional shares in connection with these reverse stock splits were rounded up to the nearest whole share and no stockholders received cash in lieu of fractional shares. The reverse stock splits had no impact on the number of shares of Common Stock that the Company is authorized to issue pursuant to its articles of incorporation or on the par value per share of the Common Stock. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise or conversion of the Company’s outstanding stock options and warrants, the exercise price or conversion price (as applicable) of the Company’s outstanding stock options and warrants, and the number of shares reserved for issuance under the Company’s equity incentive plan. All share and per share information included in this Annual Report on Form 10-K has been retroactively adjusted to reflect the impact of these reverse stock splits.

Initial Public Offering and Secondary Public Offering

On February 1, 2021, the Company closed its initial public offering, or (“IPO”), of 31,050 shares of its Common Stock (inclusive of 4,050 shares of Common Stock from the full exercise of the over-allotment option of shares granted to the underwriters). The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File Nos. 333-251616 and 333-252490), which was declared effective by the Securities Exchange Commission (“SEC”) on January 27, 2021. In the IPO, Maxim Group LLC and Roth Capital Partners acted as the underwriters. The IPO price for shares of Common Stock was $2,000.00 per share. The total gross proceeds from the IPO were $62.1 million.

After deducting underwriting discounts and commissions of $4 million and offering expenses paid by the Company of approximately $1 million, the net proceeds from the IPO were approximately $57 million. The Company used the net proceeds from the IPO for its working capital needs, to support revenue growth, increase inventory to meet customer demand forecasts, and support operational growth.

On February 19, 2021, the Company consummated a secondary public offering (the “February Offering”) of 27,778 shares of its Common Stock for a price of $2,700.00 per share, less certain underwriting discounts, and commissions. On March 22, 2021, the Company closed on the sale of an additional 4,167 shares of Common Stock on the same terms and conditions pursuant to the exercise of the underwriters’ over-allotment option. The exercise of the over-allotment option brought the total number of shares of Common Stock sold by the Company in connection with the February Offering to 31,945 shares and the total net proceeds received in connection with the February Offering to approximately $80 million, after deducting underwriting discounts and offering expenses. The Company used the net proceeds from the IPO for its working capital needs, to support revenue growth, increase inventory, meet customer demand forecasts, and support operational growth.

Confidentially Marketed Public Offering

On December 16, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord Genuity LLC as the underwriter, pursuant to which the Company agreed to issue and sell an aggregate of 594,232 shares of its Common Stock, and, in lieu of Common Stock to certain investors that so chose, pre-funded warrants (the “Pre-Funded 2022 Warrants”) to purchase 75,000 shares of our Common Stock, and accompanying warrants (the “December 2022 Warrants”) to purchase 1,338,462 shares of the Company’s Common Stock (the “Offering”). The shares of Common Stock (or Pre-Funded 2022 Warrants) and the accompanying December 2022 Warrants will be issued separately but can only be purchased together in this Offering. Additional information regarding the Company’s December 2022 Warrants may be found in Note 4 – Fair Value Measures and Note 12 – Stockholders’ Equity, included elsewhere in the notes to the consolidated financial statements.

The aggregate gross proceeds to the Company from the Offering were approximately $8.7 million including offering costs of approximately $0.5 million for broker fees and legal expenses, for net proceeds of $8.2 million. The Company has used the net proceeds from the Offering, together with its existing cash resources, for working capital and general corporate purposes, which may include capital expenditures and repayment of debt.

Nasdaq Deficiency Notice

On October 4, 2022, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the bid price for the Company’s Common Stock had closed below $1.00 per share, which is the minimum closing price required to maintain a continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of the Company’s Common Stock must be at least $1.00 per share for a minimum of 10 consecutive trading days during this 180-day compliance period, unless the Staff exercised its discretion to extend the minimum trading day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G). On October 28, 2022, the Staff notified the Company that the closing bid price for its Common Stock was more than $1.00 for 10 consecutive trading days, and that the Company therefore regained compliance with the Minimum Bid Requirement.

On January 19, 2023, the Company received a new deficiency letter from the Staff of Nasdaq notifying the Company that, for the previous 30 consecutive business days, the bid price for its Common Stock had closed below $1.00 per share, which is the minimum closing price required to maintain a continued listing on The Nasdaq Capital Market under the Minimum Bid Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of the Company’s Common Stock must be at least $1.00 per share for a minimum of 10 consecutive trading days during this 180-day compliance period, unless the Staff exercises its discretion to extend the minimum trading day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G). On July 19, 2023, the Company received a notice from Nasdaq confirming its recompliance with the minimum bid price rule.

As disclosed in the Current Report on Form 8-K filed on April 17, 2023, the Company’s audit committee concluded that, as a result of inadvertent errors in the accounting for warrants previously issued by the Company, it was appropriate to restate the Company’s previously issued unaudited condensed consolidated interim financial statements as of and for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 included in the Company’s Quarterly Reports on Form 10-Q for such periods in amended quarterly reports for the affected periods. As a result of such restatements, the Company was unable to timely file the 2022 Form 10-K, the First Quarter 2023 Form 10-Q and the Second Quarter 2023 Form 10-Q without unreasonable effort or expense.

On April 18, 2023, the Company received a notice from Nasdaq (the “April Nasdaq Notice”) that it was noncompliant with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to file its Annual Report on Form 10-K (the “Form 10-K”) with the SEC by the required due date.

On May 17, 2023, the Company received a second notice from Nasdaq (the “May Nasdaq Notice”) that it remained noncompliant with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “First Quarter Form 10-Q”) with the SEC by the required due date.

On August 16, 2023, the Company received a third notice from Nasdaq that it remain noncompliant with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to file its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (the “Second Quarter Form 10-Q”) with the SEC by the required filing date (the “August Nasdaq Notice” and, together with the April Nasdaq Notice and the May Nasdaq Notice, the “Nasdaq Notices”).

The Nasdaq granted the Company an exception until October 16, 2023, to file its 2022 Form 10-K and First and Second Quarter 2023 Forms 10-Q. The Nasdaq Notice had no immediate effect on the listing of the Company’s common stock on The Nasdaq Stock Market LLC.

On October 17, 2023, the Company received a Staff Delisting Determination (the “Staff Determination”) from the Listing Qualifications Department of Nasdaq notifying the Company that it was not in compliance with Nasdaq’s continued listing requirements under the Listing Rule as a result of its failure to file the First Quarter Form 10-Q, the Second Quarter Form 10-Q and the Form 10-K (collectively, the “Delinquent Reports”) in a timely manner.

The Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), and the Panel scheduled a hearing for January 11, 2024. In connection with the hearing request, the Company requested that the stay be extended through the hearing and the expiration of any additional extension period granted by the Panel following the hearing. In that regard, pursuant to the Nasdaq Listing Rules, the Panel granted the additional extension period. However, there can be no assurance that the Company will be able to regain compliance by the end of any additional extension period.

The Paycheck Protection Program

In May 2020, the Company received an unsecured Paycheck Protection Program Loan (“PPP Loan”) from the Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), administered by the U.S. Small Business Administration (the “SBA”). The Company received total loan proceeds of approximately $779 thousand from the PPP Loan. On February 18, 2022, the Company applied for forgiveness of the outstanding balance of the PPP Loan and the application was denied by the SBA on March 18,2022. However, on June 23, 2022, the Company received a letter from Bank of America agreeing to extend the maturity date to May 7, 2025 and the loan will bear interest at a rate of 1.00% per year. The PPP loan is payable in 34 equal combined monthly principal and interest payments of approximately $24 thousand that commenced on August 7, 2022.

In July 2020, the Company received a separate PPP loan in the amount of $45,000. In September 2021, this loan was 100% forgiven by the SBA. The forgiveness of this loan is reflected in the 2021 Consolidated Statement of Operations as a gain on forgiveness.

Basis of Presentation and Principles of Consolidation

Accounting for Wholly-Owned Subsidiaries

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Agrify Corporation and its wholly-owned subsidiaries, as described above, in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Company includes results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances are eliminated.

Accounting for Less Than Wholly-Owned Subsidiaries

For the Company’s less than wholly-owned subsidiaries, which include Teejan Podponics International LLC (“TPI”), Agrify-Valiant LLC (“Agrify-Valiant”), and Agrify Brands, LLC (“Agrify Brands”), the Company first analyzes whether these entities are a variable interest entity (a “VIE”) in accordance with ASC Topic 810, Consolidation (“ASC 810”), and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. The financial results of a VIE are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses (i) whether the joint-venture is a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it is determined that the joint-venture qualifies as a VIE and the Company is the primary beneficiary, the Company’s financial interest in the VIE is consolidated.

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

Going Concern

In accordance with the FASB Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern,” the Company’s management evaluated whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the consolidated financial statements’ issuance date. The following matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company has incurred operating losses since its inception, has negative cash flows from operations and a working capital deficiency. The Company also has an accumulated deficit of approximately $247.1 million as of December 31, 2022. The Company’s primary sources of liquidity are its cash and cash equivalents and marketable securities, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC regulations, from the capital markets, including under its at-the-market continuous equity offering (“ATM” or “ATM Program”).

As of December 31, 2022, the Company had $20.5 million of cash, cash equivalents, and restricted cash. The Company’s restricted cash is associated with its senior secured note (the “Exchange Note”) and was $10.0 million as of December 31, 2022. Additional information regarding the Company’s Exchange Note may be found in Note 9 – Debt, included elsewhere in the notes to the consolidated financial statements.

On October 18, 2022, the Company entered into the ATM Program with Canaccord Genuity LLC (the “Agent”) pursuant to which it may issue and sell, from time to time, shares of its Common Stock having an aggregate offering price of up to $50 million, depending on market demand, with the Agent acting as an agent for sales. The ATM Program allowed the Company to sell shares of Common Stock pursuant to specific parameters defined by the Company as well as those defined by the SEC and the ATM Program agreement. As of December 31, 2022, the Company sold 306,628 shares of Common Stock under the ATM Program at an average price of $50.85 per share, resulting in gross proceeds of $15.6 million, and net proceeds of $15.0 million after commissions and fees to the Agent totaling $468 thousand and legal fees totaling $75 thousand. Subsequent to December 31, 2022 through April 1, 2023, after which time the ATM program was discontinued, the Company sold an additional 323,082 shares of Common Stock under the ATM at an average price of $4.93, resulting in gross proceeds of $1.6 million and net proceeds of $1.6 million after commissions and fees to the Agent totaling $48 thousand. $3.0 million of the proceeds under the ATM Program were used to repay amounts due to the Investor under the Exchange Note. The Company used the net proceeds generated from the ATM Program for working capital and general corporate purposes, including repayment of indebtedness, funding its transformation initiatives and product category expansion efforts and capital expenditures. Due to the late filing of this Annual Report on Form 10-K, the Company is no longer eligible to utilize the registration statement on Form S-3 relating to the ATM Program.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company believes these conditions raise substantial doubt about its ability to continue as a going concern within the next twelve-months from the date these consolidated financial statements are available to be issued. The Company’s continuation as a going concern is dependent upon its ability to obtain the necessary debt or equity financing to continue operations until the Company begins generating sufficient cash flows from operations to meet its obligations. If the Company is unable raise additional funds, it may be forced to cease operations.

There is no assurance that the Company will ever be profitable. The consolidated financial statements do not include any adjustments to reflect the potential future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates include assumptions about collection of accounts and notes receivable, the valuation and recognition of stock-based compensation expense, valuation allowance for deferred tax assets, the valuation of inventory, and useful life of fixed assets and intangible assets. The Company bases its estimates on historical experience, known trends and other market-specific information, other relevant factors that it believes to be reasonable under the circumstances, and management’s judgement. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual financial results could differ from those estimates.

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the presentation of the current period consolidated financial statements. In this Form 10-K, the Company has reclassified selling, general and administrative expenses to two separate line items in the accompanying consolidated statements of operations as general and administrative expenses and selling and marketing expenses for the years ended December 31, 2022 and 2021.

In addition, the Company effected a 1-for-10 reverse stock split of its Common Stock on October 18, 2022 and a 1-for-20 reverse stock split of its Common Stock on July 5, 2023. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented unless otherwise indicated. The shares of Common Stock retained a par value of $0.001 per share. Accordingly, the Stockholders’ equity section of the Consolidated Balance Sheet reflects the reverse stock split by reclassifying from “Common Stock” to “Additional paid-in capital” an amount equal to the par value of the decreased shares resulting from the reverse stock split.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consists principally of cash and deposits with maturities of three months or less as of December 31, 2022 and 2021. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash required to be held as collateral for the Company’s Notes. Accordingly, these balances contain restrictions as to their availability and usage and are classified as restricted cash in the consolidated balance sheets. Additional information relating to the Company’s Notes may be found in Note 9 – Debt, included elsewhere in the notes to the consolidated financial statements.

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

Concentration of Credit Risk and Significant Customer

Financial instruments that potentially subject the Company to a concentration of credit risk primarily consist of cash, cash equivalents, restricted cash, marketable securities, and accounts receivable. Cash equivalents primarily consist of money market funds with original maturities of three months or less, which are invested primarily with U.S. financial institutions. Cash deposits with financial institutions, including restricted cash, generally exceed federally insured limits. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.

The tables below show customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented.

Revenue

For the years ended December 31, 2022 and 2021, the Company’s customers that accounted for 10% or more of the total revenue were as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021
(In thousands)	Amount	% of Total Revenue	Amount	% of Total Revenue
New England Innovation Academy (“NEIA”) – Related Party	*	*	$22,010	36.8%
Greenstone Holdings (“Greenstone”) – Greenstone is a related party because one of the Company’s former Agrify Brands employees and its VP of Engineering had a minority ownership	*	*	$9,429	15.8%
Company Customer Number – 136	$8,005	13.8%	*	*
Company Customer Number – 139	$8,761	15.0%	*	*

*	Customer revenue, as a percentage of total revenue, was less than 10%

Accounts Receivable, Net

As of December 31, 2022 and 2021, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

	As of December 31, 2022		As of December 31, 2021
(In thousands)	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
NEIA – Related Party	*	*	$3,498	48.4%
Company Customer Number – 126 (1)	*	*	$1,541	21.3%
Company Customer Number – 15095	$352	32.9%	*	*
Company Customer Number – 10888	$251	23.5%	*	*
Company Customer Number – 16491	$123	11.5%	*	*

*	Customer accounts receivable balance, as a percentage of total accounts receivable balance, was less than 10%
(1)	The accounts receivable balance was fully reserved at December 31, 2022 due to an ongoing dispute with the customer.

Inventories

The Company values all its inventories, which consist primarily of significant raw material hardware components, at the lower of cost or net realizable value, with cost principally determined by the weighted-average cost method on a first-in, first-out basis. Write-offs of potentially slow-moving or damaged inventory are recorded through specific identification of obsolete or damaged material. The Company takes physical inventory at least once annually at all inventory locations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are recognized using the straight-line method over the estimated useful life of each asset, as follows:

Estimated Useful Life (Years)
Computer and office equipment	2 to 3
Furniture and fixtures	2
Software	3
Vehicles	5
Research and development laboratory equipment	5
Machinery and equipment	3 to 5
Leased equipment	5 to 13
Trade show assets	3 to 5
Leasehold improvements	Lower of estimated useful life or remaining lease term

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

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. During construction, costs are accumulated in a construction-in-progress account, with no depreciation. Upon completion, costs are transferred to the appropriate asset account, and depreciation begins when the asset is placed into service.

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

During the quarter ended June 30, 2022, the Company identified an impairment-triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there was an impairment to the carrying value of its property and equipment and accordingly performed interim testing as of June 30, 2022.

Based on its interim testing, the Company noted that the carrying value of equity exceeded the calculated fair value by an amount greater than the aggregate value of our goodwill. Accordingly, the Company concluded that the entire carrying value of its goodwill was impaired, resulting in a second-quarter impairment charge of $54.7 million. Additional information regarding the Company’s interim testing on goodwill may be found in Note 7 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

Intangible Assets

The Company initially records intangible assets at their estimated fair values and reviews these assets periodically for impairment. Identifiable intangible assets, which consist principally of customer-related acquired assets, acquired and/or developed technology, non-compete agreements, and trade names, are reported net of accumulated amortization, and are being amortized over their estimated useful lives at amortization rates that are proportional to each asset’s estimated economic benefit. The Company’s intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The Company reviews the carrying value of these intangible assets annually, or more frequently if indicators of impairment are present.

The useful lives are as follows:

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

During the quarter ended June 30, 2022, the Company identified an impairment-triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there was an impairment to the carrying value of its property and equipment and accordingly performed interim testing as of June 30, 2022.

Based on its interim testing, the Company noted that the carrying value of equity exceeded the calculated fair value by an amount greater than the aggregate value of our intangible assets. Accordingly, the Company concluded that the entire carrying value of its intangible assets should be impaired, resulting in a second-quarter impairment charge of $15.2 million. Additional information regarding the Company’s interim testing on intangible assets may be found in Note 7 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

Convertible Notes Payable

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). The accounting treatment of derivative financial instruments requires that the Company identify and record certain ECOs, certain variable-share settlement features, and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Bifurcated embedded conversion options, variable-share settlement features, and any related freestanding instruments are recorded as a discount to the host instrument which is amortized to interest expense over the life of the respective note using the effective interest method.

If the Company determines that an instrument is not a derivative liability, it then evaluates whether there is a BCF, by comparing the commitment date fair value to the effective current conversion price of the instrument. The Company records a BCF as a debt discount which is amortized to interest expense over the life of the respective note using the effective interest method. BCFs that are contingent upon the occurrence of a future event are recognized when the contingency is resolved. Additionally, adoption of ASU 2020-06 simplifies the accounting for convertible instruments by eliminating the cash conversion and the BCF accounting models for convertible debt and convertible preferred stock.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all its financial instruments, including issued private placement stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock among other conditions for equity classification.

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that are precluded from equity classification, they are recorded as a liability at their initial fair value on the date of issuance and subject to remeasurement on each balance sheet date with changes in the estimated fair value of the warrants to be recognized as an unrealized gain or loss in the consolidated statements of operations.

On August 18, 2022, the Company reached an agreement with its institutional lender to amend its existing Securities Purchase Agreement and entered into a Securities Exchange Agreement (the “August 2022 Exchange Agreement”). Pursuant to the August 2022 Exchange Agreement, the Company issued a new warrant to purchase 71,139 shares of Common Stock (the “Note Exchange Warrant”) and modified an existing warrant (the “SPA Warrant”) to purchase up to an aggregate of 34,406 shares of Common Stock. The Company exchanged the SPA Warrant for a new warrant for the same number of underlying shares but with a reduced exercise price (the “Modified Warrants” and, collectively with the Note Exchange Warrant, the “August 2022 Warrants”). Additional information regarding the August 2022 Exchange Agreement and August 2022 Warrants may be found in Note 4 – Fair Value Measures and Note 9 – Debt, included elsewhere in the notes to the consolidated financial statements.

Debt Issuance Costs and Debt Discount

The Company may record debt issuance costs and/or debt discounts in connection with the issuance of debt. The Company may cover these costs by paying cash or issuing warrants. These costs are amortized to interest expense over the expected life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

Certain convertible debt issued by the Company may provide the debt holder with an original issue discount. The Company would record the original issue discount to debt discount, reducing the face amount of the note, and is then amortized to interest expense over the life of the debt.

Leases

The Company determines at the inception of an asset contract if such arrangement is or contains a lease. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use asset and a lease liability on its consolidated balance sheet for all leases with an initial lease term of greater than 12 months. A lease with an initial term of 12 months or less is not recorded on the balance sheet, but related payments are recognized as an expense on a straight-line basis over the lease term.

The Company’s asset contracts may contain both lease and non-lease components. Non-lease components may include maintenance, utilities, and other operating costs. The Company combines the lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of right-of-use assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

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

Deferred Revenue

Deferred revenue includes amounts collected or billed in excess of revenue that the Company can recognize. The Company recognizes deferred revenue and non-current deferred revenue as revenue as the related performance obligation is satisfied. The Company records deferred revenue that will be recognized during the succeeding twelve-month period as a current liability on the consolidated balance sheet.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The estimated fair values of accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these instruments.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees, directors, and consultants, based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Historically, the Company has issued stock options to employees, directors, and consultants with only service-based vesting conditions and records the expense for these awards using the straight-line method.

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

The Company’s management exercises significant judgments in determining the fair value of assets acquired and liabilities assumed, as well as intangibles and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, royalty cost savings, and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as the Company’s current and future operating results. Actual results may vary from these estimates, which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to the fair value of assets and liabilities made after the end of the measurement period are recorded within the Company’s operating results.

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

Identify the customer contract

A customer contract is generally identified when there is approval and commitment from both the Company and its customer, the rights have been identified, payment terms are identified, the contract has commercial substance, and collectability is probable. Specifically, the Company obtains written/electronic signatures on contracts and purchase orders, if said purchase orders are issued in the normal course of business by the customer.

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

Significant Judgments

The Company enters into contracts that may include various combinations of equipment, services, and construction, which are generally capable of being distinct and accounted for as separate performance obligations. Contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once the Company determines the performance obligations, it determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company then allocates the transaction price to each performance obligation in the contract based on the SSP. The corresponding revenue is recognized as the related performance obligations are satisfied.

Judgment is required to determine the SSP for each distinct performance obligation. The Company determines SSP based on the price at which the performance obligation is sold separately and the methods of estimating SSP under the guidance of ASC 606-10-32-33. If the SSP is not observable through past transactions, the Company estimates the SSP, taking into account available information such as market conditions, expected margins, and internally approved pricing guidelines related to the performance obligations. The Company licenses its SaaS type subscription license, whereby the customer only has a right to access the software over a specified time period. The full value of the contract is recognized ratably over the contractual term of the SaaS subscription, adjusted monthly if tiered pricing is relevant. The Company typically satisfies its performance obligations for equipment sales when equipment is made available for shipment to the customer; for services sales as services are rendered to the customer and for construction contracts both as services are rendered and when the contract is completed.

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

The Company estimates variable consideration in the form of royalties, revenue share, monthly fees, and service credits at contract inception and it is updated at the end of each reporting period if additional information becomes available. Variable consideration is typically not subject to constraint. Changes to variable consideration were not material for the periods presented.

If a contract has payment terms that differ from the timing of revenue recognition, the Company will assess whether the transaction price for those contracts include a significant financing component. The Company has elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if the Company expects that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, the Company imputes interest on such contracts at an agreed-upon interest rate and will present the financing components separately as financial income. For the years ended December 31, 2022 and 2021, the Company did not have any such financial income.

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and generally transfers to its customers the warranties it receives from its vendors, if any, which generally cover this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. The Company maintains a reserve for warranty returns of $553 thousand and $398 thousand for December 31, 2022 and 2021, respectively. The Company’s reserve for warranty returns is included in accrued expenses and other current liabilities in its consolidated balance sheets. Additional information regarding the Company’s warranty reserve may be found in Note 3 – Supplemental Consolidated Balance Sheet Information, included elsewhere in the notes to the consolidated financial statements.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development expenses include payroll, employee benefits, and other expenses associated with product development. The Company incurs research and development costs associated with the development and enhancement of both hardware and software products associated with its cultivation and extraction equipment, as well as its SaaS-based software offering, Agrify Insights™ cultivation software (“Agrify Insights™”).

Capitalization of Internal Software Development Costs

The Company capitalizes certain software engineering efforts related to the continued development of Agrify Insights™ under ASC 985-20. Costs incurred during the application development phase are only capitalized once technical feasibility has been established and the work performed will result in new or additional functionality. The types of costs capitalized during the application development phase include employee compensation, as well as consulting fees for third-party software developers working on these projects. Costs related to the research and development are expensed as incurred until technical feasibility is established, as well as post-implementation activities. Internal-use software is amortized on a straight-line basis over the estimated useful life of the asset, which ranges from two to five years.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC Topic 740, “Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred tax asset will not be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2022, tax years 2017 through 2021 remain open for audit by the Internal Revenue Service (“IRS”). The Company has received no notice of audit from the IRS for any of the open tax years.

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

For the year ended December 31, 2021, the Company recorded a deferred tax liability of approximately $25 thousand, comprised of its change in deferred tax liability during the year related to its indefinite-lived intangible asset balance. The indefinite-lived intangibles are not all available as a source of income and thus are not fully available to offset the Company’s deferred tax assets. As of December 31, 2022, the Company has federal and state net operating loss (“NOL”) carryforwards of approximately $96.7 million and $71.6 million, respectively. There was no federal income tax expense for the years ended December 31, 2022 and 2021 due to the Company’s net losses.

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

Net loss per share calculations for all periods have been adjusted to reflect the reverse stock splits effected on January 12, 2021, October 18, 2022 and July 5, 2023. Net loss per share was calculated based on the weighted-average number of Common Stock outstanding.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging—Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU No. 2020-06 simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of this new accounting guidance had no impact on the Company’s consolidated financial position.

Pending Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities and accounts receivable. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company does not expect that the application of ASU No. 2016-13 will have a material impact on the presentation of its results of operations, financial position, or disclosures.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with GAAP. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect that the application of ASU 2021-08 will have a material impact on the presentation of its results of operations, financial position, or disclosures.

Other recent accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 — Revenue and Deferred Revenue

Revenue

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

The following table provides the Company’s revenue disaggregated by the timing of revenue recognition:

	Year Ended December 31,
(In thousands)	2022	2021
Transferred at a point in time	$34,813	$23,624
Transferred over time	23,446	36,235
Total revenue	$58,259	$59,859

The following table provides the Company’s revenue disaggregated by revenue type:

	Year Ended December 31,
(In thousands)	2022	2021
Cultivation solutions, including ancillary products and services	$711	$11,354
Agrify Insights™	74	8
Facility build-outs	23,129	36,193
Extraction solutions	34,345	12,304
Total revenue	$58,259	$59,859

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

Deferred Revenue

Changes in the Company’s current deferred revenue balance for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Deferred revenue – beginning of period	$3,772	$152
Additions	13,392	3,762
Recognized	(13,052)	(142)
Deferred revenue – end of period	$4,112	$3,772

Deferred revenue balances primarily consist of customer deposits on the Company’s cultivation and extraction solutions equipment. As of December 31, 2022 and 2021, all of the Company’s deferred revenue balances were reported as current liabilities in the accompanying consolidated balance sheets.

In the year ended December 31, 2022, the Company recognized $2.7 million of revenue that was deferred during 2021. And, during the year ended December 31, 2021, the Company recognized $120 thousand of revenue that was deferred during 2020.

Note 3 — Supplemental Consolidated Balance Sheet Information

Accounts Receivable

Accounts receivable consisted of the following as of December 31, 2022 and 2021:

(In thousands)	December 31, 2022	December 31, 2021
Accounts receivable, gross	$5,675	$8,637
Less allowance for doubtful accounts	(4,605)	(1,415)
Accounts receivable, net	$1,070	$7,222

NEIA, a related party, accounted for $3 thousand and $3.5 million of the Company’s accounts receivable, net as of December 31, 2022 and 2021, respectively.

The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
(In thousands)	2022	2021
Allowance for doubtful accounts - beginning of period	$1,415	$54
Provision for doubtful accounts	3,418	1,187
Other adjustments	(228)	174
Allowance for doubtful accounts - end of period	$4,605	$1,415

Bad debt expense was $3.4 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2022 and 2021:

(In thousands)	December 31, 2022	December 31, 2021
Other receivables	$424	$86
Prepaid expenses, other	230	541
Prepaid insurance	219	492
Deferred issuance costs	463	—
Prepaid software	129	173
Prepaid materials	45	—
Other note receivables (1)	—	807
Deferred costs	—	353
Total prepaid expenses and other current assets	$1,510	$2,452

(1)	Other note receivables relate to the current portion of one of its loan receivable balances related to the total turn-key solution (“TTK Solution”) program.

Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2022 and 2021:

(In thousands)	December 31, 2022	December 31, 2021
Leasehold improvements	$1,111	$841
Machinery and equipment	1,049	898
Software	606	174
Computer and office equipment	627	473
Leased equipment	602	619
Furniture and fixtures	504	385
Research and development laboratory equipment	260	163
Vehicles	136	143
Trade show assets	78	80
Total property and equipment, gross	4,973	3,776
Accumulated depreciation	(2,372)	(780)
Construction in progress	7,443	3,236
Total property and equipment, net	$10,044	$6,232

Depreciation expense for the years ended December 31, 2022 and 2021 was $1.7 million and $655 thousand, respectively.

Other Non-Current Assets

Other non-current assets consisted of the following as of December 31, 2022 and 2021:

(In thousands)	December 31, 2022	December 31, 2021
Long-term deferred commissions expense	$173	1,101
Security deposits	153	83
Total other non-current assets	$326	$1,184

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2022 and 2021:

(In thousands)	December 31, 2022	December 31, 2021
Sales tax payable (1)	$5,950	$5,290
Accrued acquisition liabilities (2)	3,502	9,198
Accrued construction costs	2,669	8,803
Compensation related fees	2,285	3,491
Accrued inventory purchases	569	201
Accrued warranty costs	553	398
Accrued professional fees	313	1,179
Accrued interest expense	240	—
Financing lease liabilities	152	156
Other current liabilities	147	48
Total accrued expenses and other current liabilities	$16,380	$28,764

(1)	Sales tax payable primarily represents identified sales and use tax liabilities arising from the acquisition of Precision and Cascade. These amounts are included as part of the initial purchase price allocations and are the subject matter of an indemnification claim under the Precision and Cascade acquisition agreement.

(2)	Accrued acquisition liabilities include both the contingent consideration and the value of held-back Common Stock associated with the 2022 acquisition of Lab Society and the 2021 acquisitions of PurePressure, Cascade, and Precision.

Accrued Warranty Costs

The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs:

	Year Ended December 31,
(In thousands)	2022	2021
Warranty accrual – beginning of period	$398	$—
Liabilities accrued for warranties issued during period	155	398
Warranty accrual – end of period	$553	$398

Note 4 — Fair Value Measures

Fair Values of Assets and Liabilities

In accordance with ASC Topic 820 “Fair Value Measurement,” the Company measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the assumptions that market participants would use in pricing an asset or liability (the inputs) are based on a tiered fair value hierarchy consisting of three levels, as follows:

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

Valuation techniques for assets and liabilities include methodologies such as the market approach, the income approach, or the cost approach, and may use unobservable inputs such as projections, estimates, and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

At December 31, 2022 and 2021, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2022				December 31, 2021
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Mutual funds (included in cash and cash equivalents in 2021)	$33	$—	$—	$33	$178	$—	$—	$178
Municipal bonds	—	—	—	—	9,961	—	—	9,961
Corporate bonds	427	—	—	427	34,589	—	—	34,589
Total assets	$460	$—	$—	$460	$44,728	$—	$—	$44,728
Liabilities
Contingent consideration	$—	$—	$—	$—	$—	$—	$6,137	$6,137
Warrant Liabilities – January 2022 Warrants	—	—	4	4	—	—	—	—
Warrant Liabilities – March 2022 Warrants	—	—	34	34	—	—	—	—
Warrant Liabilities – August 2022 Warrants	—	—	93	93	—	—	—	—
Warrant Liabilities – December 2022 Warrants	—	—	5,854	5,854	—	—	—	—
Total liabilities	$—	$—	$5,985	$5,985	$—	$—	$6,137	$6,137

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, warrant liabilities, and contingent consideration. Fair value information for each of these instruments as well as other balances of the Company are as follows:

●	Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and deferred revenue liabilities approximate their fair values based on the short-term nature of these instruments.

●	Marketable securities classified as current held-to-maturity securities are recorded at amortized cost, which at December 31, 2022, approximated fair value.

●	The Company’s deferred consideration was recorded in connection with acquisitions during the fourth quarter of fiscal 2021 and the first quarter of fiscal 2022 using an estimated fair value discount at the time of the transactions. As of December 31, 2022 and 2021, the carrying value of the deferred consideration approximated fair value.

●	The Company’s warrant liabilities are marked-to-market each reporting period with the changes in fair value of warrant liabilities recorded in other income (expense), net in the accompanying consolidated statements of operations until the warrants are exercised. The fair value of the warrant liabilities are estimated using a Black-Scholes option-pricing model.

Marketable Securities

As of December 31, 2022 and 2021, the Company held investments in municipal bonds and corporate bonds. The municipal and corporate bonds are considered held-to-maturity securities and are recorded at amortized cost in the accompanying consolidated balance sheet. The fair values of these investments were estimated using recently executed transactions and market price quotations. The Company considers current assets as those investments which will mature within the next 12 months including interest receivable on long-term bonds.

The composition of the Company’s marketable securities are as follows:

(In thousands)	December 31, 2022	December 31, 2021
Current marketable securities
Municipal bonds	$—	$9,961
Corporate bonds	427	34,589
Mutual funds	33	—
	$460	$44,550

At December 31, 2022, marketable securities consisted of the following:

(In thousands)	Amortized cost	Unrealized gain (loss)	Estimated fair value
Current marketable securities (due within 1 year)
Corporate bonds	$427	$—	$427
Mutual funds	33	—	33
	$460	$—	$460

At December 31, 2021, marketable securities consisted of the following:

(In thousands)	Amortized cost	Unrealized loss	Estimated fair value
Current marketable securities (due within 1 year)
Municipal bonds	$9,961	$(9)	$9,952
Corporate bonds	34,589	(72)	34,517
	$44,550	$(81)	$44,469

Contingent Consideration

The Company has classified its net liability for contingent earn-out considerations to the sellers relating to one acquisition completed during the first quarter of 2022 and two acquisitions completed during fiscal 2021. The fair value for the contingent consideration associated with these acquisitions is within Level 3 of the fair value hierarchy because the associated fair value is determined using significant unobservable inputs, which included the key assumptions to model future revenue, costs of goods sold, and operating expense projections. A description of the Company’s acquisitions completed during the first quarter of 2022 and fiscal 2021 are included within Note 8 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

	Year Ended December 31,
(In thousands)	2022	2021
Contingent consideration – beginning of period	$6,137	$—
Accrued contingent consideration	1,420	4,725
Accretion of contingent consideration	149	—
Cash paid and Common Stock issued for contingent liabilities	(5,550)	—
Change in estimated fair value	(2,156)	1,412
Contingent consideration – end of period	$—	$6,137

The Company included contingent consideration within accrued expenses and other current liabilities in its consolidated balance sheets as of December 31, 2022 and 2021.

See below for additional information related to each acquisition’s contingent consideration.

Contingent Consideration – PurePressure

The Company, in its review of actual revenue performance as compared to its originally projected revenue estimates, noted that PurePressure’s revenue trend is materially below the originally estimated revenue trends incorporated into the Company’s original fair value estimates at the time of the acquisition. As a result, the Company has reduced its fair value estimate of achievement for PurePressure’s first earn-out period. During the third quarter ended September 30, 2022, the Company reduced the estimated fair value of the contingent consideration liability associated with PurePressure’s first earn-out period by approximately $602 thousand and their second earn-out by approximately $170 thousand. As required by ASC Topic 805 Business Combination (“ASC 805”), the change in contingent consideration was recorded as a reduction in operating expenses during the third and fourth quarters of 2022, respectively.

Contingent Consideration – Lab Society

The Company, in its review of actual revenue performance as compared to its originally projected revenue estimates, noted that Lab Society’s revenue trend is materially below the originally estimated revenue trends incorporated into the Company’s original fair value estimates at the time of the acquisition. As a result, the Company has reduced its fair value estimate of achievement for Lab Society’s first earn-out period. During the second quarter ended June 30, 2022, the Company reduced the estimated fair value of the contingent consideration liability associated with Lab Society’s first earn-out period by approximately $1.0 million and their second earn-out by approximately $484 thousand. As required by ASC 805, the change in contingent consideration was recorded as a reduction in operating expenses during the second and fourth quarters of 2022, respectively.

Contingent Consideration – Precision and Cascade

The earn-out period for the potential contingent consideration to be earned by the former members of Precision and Cascade concluded on December 31, 2021. The Company, during the second quarter of 2022, increased the amount of the contingent consideration earned by the former members of Precision and Cascade by approximately $121 thousand to reflect the final contingent consideration amount due. This amount was recorded as an increase in operating expenses during the second quarter of 2022. During the year ended December 31, 2022, the Company made the final payment on the contingent consideration of approximately $5.6 million to the members of Precision and Cascade. Additional information regarding the Company’s final payment to Precision and Cascade may be found in Note 8 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

Warrant Liabilities

The estimated fair value of the warrant liabilities on December 31, 2022 is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values that represent the Company’s best estimate. The volatility rate is determined utilizing the Company’s own share price and the share price of competitors over time.

However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

January 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation for the year ended December 31, 2022:

Stock price	$6.66
Option exercise price	$1,496.00
Expected term (Years)	4.58
Volatility	98.3%
Discount rate (Treasury yield)	4.05%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the year ended December 31, 2022:

(In thousands)	Year Ended December 31, 2022
Warrant liabilities – beginning of period	$—
Initial fair value of warrant liabilities	10,969
Change in estimated fair value	(10,965)
Warrant liabilities – end of period	$4

March 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation for the year ended December 31, 2022:

Stock price	$6.66
Option exercise price	$430.00
Expected term (Years)	5.13
Volatility	97.96%
Discount rate (Treasury yield)	3.99%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the year ended December 31, 2022:

(In thousands)	Year Ended December 31, 2022
Warrant liabilities – beginning of period	$—
Initial fair value of warrant liabilities	29,522
Change in estimated fair value	(31,133)
Component of loss on debt extinguishment	1,645
Warrant liabilities – end of period	$34

August 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation for the year ended December 31, 2022:

Stock price	$6.66
Option exercise price	$246.00
Expected term (Years)	5.13
Volatility	97.96%
Discount rate (Treasury yield)	3.99%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the year ended December 31, 2022:

(In thousands)	Year Ended December 31, 2022
Warrant liabilities – beginning of period	$—
Initial fair value of warrant liabilities	10,212
Change in estimated fair value	(9,876)
Warrants settled in period	(243)
Warrant liabilities – end of period	$93

December 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation for the year ended December 31, 2022:

Stock price	$6.66
Option exercise price	$13.00
Expected term (Years)	4.98
Volatility	98.00%
Discount rate (Treasury yield)	3.99%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the year ended December 31, 2022:

(In thousands)	Year Ended December 31, 2022
Warrant liabilities – beginning of period	$—
Initial fair value of warrant liabilities	4,924
Change in estimated fair value	930
Warrant liabilities – end of period	$5,854

Note 5 — Loans Receivable

A portion of the capital raised from the Company’s IPO was allocated to launch the Company’s TTK Solution program. The TTK Solution is the industry’s first-of-its-kind program in which the Company engages with qualified cannabis operators in the early phases of their business plans and provides critical support, typically over a 10-year period, which includes: access to capital for construction costs, the design and build-out of their cultivation and extraction facilities, state-of-the-art cultivation and extraction equipment, subscription to the Company’s Agrify Insights™, process design, training, implementation, proven grow recipes, product formulations, data analytics, and consumer branding.

The Company recorded $11.3 million in loan reserves during the fourth quarter of 2022, related to three customer balances that were fully or partially reserved.

On September 15, 2022, the Company provided a notice of default under the term loan agreement between the Company and Bud & Mary’s (the “Bud & Mary’s TTK Agreement”). On October 5, 2022, Bud & Mary’s Cultivation, Inc. (the “Bud & Mary’s”) filed a complaint in the Superior Court of Massachusetts in Suffolk County naming the Company as defendant. Bud & Mary’s is seeking, among other relief, monetary damages in connection with alleged unfair or deceptive trade practices, breach of contract and conversion arising from the Bud & Mary’s TTK Agreement. In response, the Company established a reserve of $14.7 million specifically related to Bud & Mary’s. The Company deemed it necessary to fully reserve the $14.7 million outstanding balance in the third quarter of 2022 due to the litigation and the uncertainty of the customer’s ability to repay the outstanding balance. The Company believes that Bud & Mary’s claims have no merit and intends to defend itself vigorously. The Company is taking all necessary steps to pursue repayment from Bud & Mary’s and is taking all actions necessary to protect its shareholders’ interests.

During the year ended December 31, 2022, the Company established a reserve of approximately $12.5 million specifically related to Greenstone. Greenstone is a related party because one of the Company’s former Agrify Brands employees and its VP of Engineering had a minority ownership. The Company established the reserve based upon its review of Greenstone’s financial stability, which would impact collectability, which is primarily the result of unfavorable market conditions within the Colorado market. The Company will continue to monitor the operations of Greenstone in an effort to collect all outstanding receivables, but due to the uncertain nature of Greenstone’s business at this time the Company has made the decision to place a reserve against the receivables. Greenstone is a related party as of December 31, 2022 and 2021.

The breakdown of loans receivable by customer as of December 31, 2022 and 2021 were as follows:

(In thousands)	December 31, 2022	December 31, 2021
Bud & Mary’s – TTK Solution	$14,691	$5,542
Greenstone – TTK Solution – Greenstone is a related party because one of the Company’s former Agrify Brands employees and its VP of Engineering had a minority ownership	12,457	11,177
Company Customer Number 136 – TTK Solution	9,048	2,439
Company Customer Number 125 – TTK Solution	5,890	1,105
Company Customer Number 71 – Non-TTK Solution (1)	3,178	1,946
Company Customer Number 140 – TTK Solution (2)	—	46
TTK Solution – Allowance for doubtful accounts (3)	(33,050)	—
Total loan receivable	$12,214	$22,255

(1)	The current portion of loan receivable is included within Note 3 – Supplemental Consolidated Balance Sheet Information, included elsewhere in the notes to the consolidated financial statements.

(2)	The balance was written off at December 31, 2022 due to the cancellation of this TTK Solution project.

(3)	The Company established an allowance for doubtful accounts of approximately $14.7 million related to Bud & Mary’s ongoing litigation. Approximately $12.5 million relates to Greenstone, which is a related party because one of the Company’s former Agrify Brands employees and its VP of Engineering had a minority ownership, consisting of capital advances, accrued interest, and VFUs sales. Approximately $4.5 million relates to Hannah, and $1.4 million relates to WhiteCloud.

At this time, the Company is not aware of, nor has it identified any risk or potential performance failure associated with any of its TTK Solution arrangements, other than the noted exceptions of Bud & Mary’s TTK Solution and Greenstone TTK Solution, which is a related party, as described above.

The Company analyzed whether any of the above customers are a VIE in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. Based on the Company’s analysis, the Company has determined that Greenstone, which is a related party because one of the Company’s former Agrify Brands employees and its VP of Engineering had a minority ownership, is a VIE. As of December 31, 2022, two of the Company’s employees own approximately 36.6% of the equity of Greenstone, however, since the Company is not the primary beneficiary and does not hold significant influence over Greenstone business decisions, the Company is not required to consolidate Greenstone.

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

Inventory consisted of the following as of December 31, 2022 and 2021 as follows:

(In thousands)	December 31, 2022	December 31, 2021
Raw materials	$24,960	$6,393
Prepaid inventory	15,506	2,237
Finished goods	13,352	12,810
Inventory, gross	53,818	21,440
Inventory reserves	(32,422)	(942)
Total inventory, net	$21,396	$20,498

Inventory Reserves

The Company establishes an inventory reserve for obsolete, slow-moving, and defective inventory. The Company calculates inventory reserves for obsolete, slow-moving, or defective items as the difference between the cost of inventory and its estimated net realizable value. The reserves are based upon management’s expected method of disposition.

Changes in the Company’s inventory reserve are as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Inventory reserves – beginning of period	$942	$—
Increase in inventory reserves	31,480	942
Inventory reserves – end of period	$32,422	$942

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

The Company has concluded that there was an impairment-triggering event during the quarter ended June 30, 2022 that required the Company to perform a detailed analysis of the current carrying value of its goodwill and intangible assets. For goodwill and intangible asset impairment testing purposes, the Company has one reporting unit.

During the quarter ended June 30, 2022, the Company’s market capitalization fell below total net assets. In addition, financial performance continued to weaken during the quarter, which was contrary to prior experience. Management reassessed business performance expectations following persistent adverse developments in equity markets, deterioration in the environment in which the Company operates, lower-than-expected sales, and an increase in operating expenses. These indicators, in the aggregate, required impairment testing for goodwill and intangible assets.

Based on the results of this testing, the Company determined that the carrying values of the aggregate value of its goodwill and intangible assets were not recoverable. The Company recorded impairment charges during the second quarter of 2022, representing a full impairment of the carrying value of its goodwill and intangible assets. The Company recorded an impairment charge of approximately $69.9 million, representing the carrying values of goodwill and intangible assets, which totaled $54.7 million and $15.2 million, respectively.

Changes in goodwill consisted of the following:

	Year Ended December 31,
(In thousands)	2022	2021
Goodwill - beginning of period	$50,090	$632
Goodwill acquired during period	4,368	49,458
Goodwill purchase accounting adjustment	289	—
Goodwill impairment loss	(54,747)	—
Goodwill - end of period	$—	$50,090

Intangible assets, net as of December 31, 2022 were as follows:

	Intangible Assets, Gross			Accumulated Amortization and Impairment			Intangible Assets, Net
(In thousands)	January 1, 2022	Additions	December 31, 2022	January 1, 2022	Expense and Impairments, net	December 31, 2022	January 1, 2022	December 31, 2022
Trade names	$2,418	$317	$2,735	$(227)	$(2,508)	$(2,735)	$2,191	$—
Customer relationships	6,176	713	6,889	(302)	(6,587)	(6,889)	5,874	—
Acquired developed technology	4,911	1,432	6,343	(191)	(6,152)	(6,343)	4,720	—
Non-compete agreements	1,202	—	1,202	(60)	(1,142)	(1,202)	1,142	—
Capitalized website costs	245	—	245	(100)	(145)	(245)	145	—
Total	$14,952	$2,462	$17,414	$(880)	$(16,534)	$(17,414)	$14,072	$—

Intangible assets, net as of December 31, 2021 was as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
(In thousands)	January 1, 2021	Additions	December 31, 2021	January 1, 2021	Expense	December 31, 2021	January 1, 2021	December 31, 2021
Trade names	$930	$1,488	$2,418	$(88)	$(139)	$(227)	$842	$2,191
Customer relationships	850	5,326	6,176	(89)	(213)	(302)	761	5,874
Acquired developed technology	—	4,911	4,911	—	(191)	(191)	—	4,720
Non-compete agreements	—	1,202	1,202	—	(60)	(60)	—	1,142
Capitalized website costs	139	106	245	(48)	(52)	(100)	91	145
Total	$1,919	$13,033	$14,952	$(225)	$(655)	$(880)	$1,694	$14,072

Amortization expense recorded in general and administrative expense in the consolidated statements of operations were $1.4 million and $655 thousand for the years ended December 31, 2022 and 2021, respectively.

Note 8 — Business Combinations

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

The aggregate consideration for the Lab Society Acquisition consisted of $4.0 million in cash, subject to certain adjustments for working capital, cash, and indebtedness of Lab Society at closing, 2,128 shares of Common Stock (the “Buyer Shares”), and the Earn-out Consideration (as defined below), to the extent earned.

The Company withheld 638 of the Buyer Shares issuable to the Owners (the “Holdback Lab Buyer Shares”) for the purpose of securing any post-closing adjustment owed to the Company and any claim for indemnification or payment of damages to which the Company may be entitled under the Merger Agreement. During the third quarter of 2022, 139 of the Holdback Lab Buyer Shares were forfeited after the finalization of the net working capital settlement. The remaining 499 Holdback Lab Buyer Shares were released following the twelve-month anniversary of the Closing Date in accordance with and subject to the conditions of the Merger Agreement.

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

Transaction and related costs, consisting primarily of professional fees, related to the acquisition, totaled approximately $66 thousand and $0 for the years ended December 31, 2022 and 2021, respectively. All transaction and related costs were expensed as incurred and are included in general and administrative expense.

The Company has prepared purchase price allocations for the business combination. The following table sets forth the components and the allocation of the purchase price for the business combination:

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

During the quarter ended June 30, 2022, the Company identified an impairment-triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there was an impairment to the carrying value of its property and equipment and accordingly performed interim testing as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets were impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 7 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

The amount of revenue of Lab Society included in the consolidated statements of operations from the acquisition date of February 1, 2022 to December 31, 2022 was $4.5 million.

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

Subject to the terms and conditions set forth in the Purchase Agreement, Sinclair transferred to the Company, and the Company purchased (the “Interest Purchase”) from Sinclair, 100% of the equity interests of Cascade, a Delaware limited liability company, such that immediately after the consummation of such Interest Purchase, Cascade became a wholly-owned subsidiary of the Company, and Precision merged (the “Merger”) with and into a newly-formed wholly-owned subsidiary of the Company, Precision Extraction NewCo, LLC.

The aggregate consideration for the Interest Purchase and the Merger consisted of the sum of $30 million in cash, plus consideration payable to holders of outstanding Sinclair equity awards, subject to certain adjustments for working capital, cash, and indebtedness, payable in connection with the Interest Purchase; the number of shares of Common Stock, subject to adjustment, equal to the quotient of $20.0 million divided by the volume weighted average price per share of Common Stock on The Nasdaq Capital Market for the 30 consecutive trading days ending on the Execution Date (the “VWAP Price”), issuable in connection with the Merger; Holdback Buyer Shares; and the True-Up Buyer Shares, issuable in connection with the Merger.

The Company withheld 588 shares issuable to certain members (the “Holdback Buyer Shares”) for the purpose of securing any post-closing adjustment owed to the Company and any claim for indemnification or payment of damages to which the Company may be entitled under the Purchase Agreement. These shares were not released as of December 31,2022.

The Purchase Agreement included customary post-closing adjustments, representations and warranties, and covenants of the parties. The Sinclair Members became entitled to additional shares of Common Stock (the “True-Up Buyer Shares”) and cash (together with the True-Up Buyer Shares, the “Aggregate True-Up Payment”) based on the eligible net revenues (as defined in the Purchase Agreement) achieved by the Cascade and Precision businesses during the fiscal year ending December 31, 2021.

On August 10, 2022, the Company entered into a post-closing adjustment settlement agreement (“Agreement”) with Sinclair. The Agreement was entered into in connection with the Purchase Agreement. According to the Purchase Agreement, $2.5 million was held by the escrow agent as the Adjustment Escrow Amount, $4.5 million was held by the escrow agent as the Indemnity Escrow Amount. On August 17, 2022, the Company made the final Aggregate True-up Payment of approximately $5.6 million, of which $3.3 million was paid in cash and 435 True-Up Buyer Shares were released to the Sinclair Members, and the Company received $1.4 million from the Adjustment Escrow Amount, and the remaining $1.1 million balance of the Adjustment Escrow Amount became part of the Indemnity Escrow Amount.

Transaction and related costs, consisting primarily of professional fees, related to the acquisition, totaled approximately $63 thousand and $4.0 million for the years ended December 31, 2022 and 2021, respectively. All transaction and related costs were expensed as incurred and are included in general and administrative expense.

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

During the quarter ended June 30, 2022, the Company identified an impairment-triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there was an impairment to the carrying value of its property and equipment and accordingly performed interim testing as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets were impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 7 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

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

The aggregate consideration for the Acquisition consisted of $4.0 million in cash, subject to certain adjustments for working capital, cash, and indebtedness of PurePressure at closing; 1,646 shares of Common Stock (the “Buyer Shares”); and the Earn-out Consideration (as defined below), to the extent earned.

The Company withheld 444 of the Buyer Shares issuable to certain Members (the “Holdback Buyer Shares”) for the purpose of securing any post-closing adjustment owed to the Company and any claim for indemnification or payment of damages to which the Company may be entitled under the Pure Purchase Agreement. During the third quarter of 2022, 72 of the Holdback Buyer Shares were forfeited after the finalization of the net working capital settlement. On January 31, 2023, the remaining 372 Holdback Buyer Shares were released, including 6 Holdback Buyer Shares that were withheld to cover a tax indemnification claim in accordance with the Purchase Agreement.

The Pure Purchase Agreement includes customary post-closing adjustments, representations and warranties, and covenants of the parties. The Members may become entitled to additional consideration with a value of up to $3.0 million based on the eligible net revenues achieved by the PurePressure business during the fiscal years ending December 31, 2022 and December 31, 2023, of which 40% will be payable in cash and the remaining 60% will be payable by issuing shares of Common Stock (collectively, the “Earn-out Consideration”). Additional information regarding the Company’s contingent consideration arrangements may be found in Note 4 – Fair Value Measures, included elsewhere in the notes to the consolidated financial statements.

Subject to certain customary limitations, the Members will indemnify the Company and its affiliates, officers, directors, and other agents against certain losses related to, among other things, breaches of the Members’ and PurePressure’s representations and warranties, indebtedness, transaction expenses, pre-closing taxes, and the failure to perform covenants or obligations under the Pure Purchase Agreement, and the Company will indemnify the Members and their respective affiliates, officers, directors, and other agents against certain losses related to, among other things, breaches of the Company’s representations and warranties and the failure to perform covenants or obligations under the Pure Purchase Agreement.

Transaction and related costs, consisting primarily of professional fees, related to the acquisition, totaled approximately $563 thousand and $0 for the years ended December 31, 2022 and 2021, respectively. All transaction and related costs were expensed as incurred and are included in general and administrative expense.

The Company has prepared purchase price allocations for the business combination. The following table sets forth the components and the allocation of the purchase price for the business combination:

(In thousands)
Purchase price consideration
Closing proceeds	$3,613
Indebtedness paid	320
Transaction expenses	115
Closing buyer shares	2,211
Holdback buyer shares	654
Earn-out consideration	707
Working capital adjustment	330
Fair value of total consideration transferred	7,950
Total purchase price, net of cash acquired	$7,647

Fair value allocation of purchase price
Cash and cash equivalents	$303
Accounts receivable, net	48
Inventory	1,537
Property and equipment, net	219
Right-of-use assets, net	191
Prepaid expenses and other current receivables	61
Other non-current assets	16
Accounts payable and accrued expenses	(765)
Deferred revenue	(762)
Operating lease liabilities, current	(117)
Operating lease liabilities, non-current	(74)
Finance lease liabilities, current	(4)
Finance lease liabilities, non-current	(10)
Notes payable, current	(260)
Notes payable, non-current	(12)
Acquired intangible assets	3,037
Goodwill	4,542
Total purchase price	$7,950

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

During the quarter ended June 30, 2022, the Company identified an impairment-triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there was an impairment to the carrying value of its property and equipment and accordingly performed interim testing as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets were impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 7 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

Note 9 – Debt

The Company’s debt consisted of:

(In thousands)	December 31, 2022	December 31, 2021
Note payable – Exchange Note	$31,975	$—
PPP Loan	656	804
Navitas Loan	23	—
Other notes payable	—	297
Total debt	32,654	1,101
Less: unamortized debt discount	(3,414)	—
Total debt, net of debt discount	29,240	1,101
Less: current portion, net of current unamortized debt discount	(28,833)	(1,089)
Long-term debt	$407	$12

Note Payable

Securities Purchase Agreement

On March 14, 2022, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Investor, pursuant to which the Company agreed to issue and sell to the Investor, in a private placement transaction, in exchange for the payment by the Investor of $65.0 million, less applicable expenses, as set forth in the Securities Purchase Agreement, a senior secured promissory note in an aggregate principal amount of $65.0 million (the “SPA Note”), and a SPA Warrant to purchase up to an aggregate of 34,406 shares of Common Stock.

August 2022 Securities Exchange Agreement

On August 18, 2022, the Company reached an agreement with the Investor to amend its existing senior SPA Note and entered into the August 2022 Exchange Agreement. Pursuant to the August 2022 Exchange Agreement, the Company partially paid $35.2 million along with approximately $300 thousand in repayments for other fees under the SPA Note and exchanged the remaining balance of the SPA Note for an Exchange Note with an aggregate original principal amount of $35.0 million and a new Note Exchange Warrant to purchase 71,139 shares of Common Stock and modified an existing SPA Warrants to purchase up to an aggregate of 34,406 shares of Common Stock. The Company exchanged the SPA Warrant for new August 2022 Warrants.

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

Until the date the Exchange Note is fully repaid, the Investor has, subject to certain exceptions, the right to participate for up to 30% of any offering of debt, equity (other than an offering of solely Common Stock), or equity-linked securities, including without limitation any debt, preferred stock, or other instrument or security, of the Company or its subsidiaries.

The Modified Warrant has an exercise price of $430.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends, and similar transactions, will be exercisable on and after the six-month anniversary of issuance, have a term of five and one-half years from the date of issuance, and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Modified Warrant (the “Modified Warrant Shares”) or if shareholder approval for the full exercise of the Modified Warrant is not received, in which case the Modified Warrant will also be exercisable on a cashless exercise basis at the Investor’s election.

The Note Exchange Warrant has an exercise price of $246.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends, and similar transactions, were exercisable upon issuance, and have a term of five and one-half years from the date of issuance and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrant (the “Note Exchange Warrant Shares” and, together with the Modified Warrant Shares, the “Exchange Warrant Shares”) or if shareholder approval for the full exercise of the Note Exchange Warrant is not received, in which case the Note Exchange Warrant will also be exercisable on a cashless exercise basis at the Investor’s election. Until the Company completed a qualified equity financing of at least $15.0 million, which requirement was satisfied with sales under the ATM Program, the Note Exchange Warrant’s exercise price would have been reduced to the extent the Company issued securities, subject to certain exceptions, for a lower purchase price. The Note Exchange Warrant also prohibited the Company, until following the completion of such qualified equity financing, from issuing warrants with more favorable or preferential terms and/or provisions.

The August 2022 Warrants will each provide that in no event will the number of shares of Common Stock issued upon exercise of such warrant result in the Investor’s beneficial ownership exceeding 4.99% of the Company’s shares of Common Stock outstanding at the time of exercise (which percentage may be decreased or increased by the Investor, but to no greater than 9.99%, and provided that any increase above 4.99% will not be effective until the sixty-first day after notice of such request by the Investor to increase its beneficial ownership limit has been delivered to the Company).

During the year ended December 31, 2022, the Company issued 2,000 shares of its Common Stock pursuant to the cashless exercise of August 2022 Warrants. As of December 31, 2022, the Company had outstanding liability-classified August 2022 Warrants that allow the Investor to purchase 100,544 shares of the Company’s Common Stock. Additional information regarding the Company’s August 2022 Warrants may be found in Note 1 – Overview, Basis of Presentation, and Significant Accounting Policies and Note 4 – Fair Value Measures, included elsewhere in the notes to the consolidated financial statements.

The following table summarizes the short-term and long-term portions of the Exchange Note as of December 31, 2022:

(In thousands)	Short-Term	Long-Term	Notes Payable, Net
Principal	$31,975	$—	$31,975
Unamortized discount	(3,414)	—	(3,414)
Net carrying amount	$28,561	$—	$28,561

Paycheck Protection Program Loan

Paycheck Protection Program Loans under the Coronavirus Aid, Relief, and Economic Security Act

In May 2020, the Company entered into a PPP Loan with Bank of America pursuant to the PPP under the CARES Act administered by the SBA.

The Company received total proceeds of approximately $779 thousand from the unsecured PPP Loan, which was originally scheduled to mature on May 7, 2022. The Company applied for forgiveness on the $779 thousand of PPP loan, but forgiveness was denied by the SBA. On June 23, 2022, the Company received a letter from Bank of America agreeing to extend the maturity date to May 7, 2025 and the loan bears interest at a rate of 1.00% per year. The PPP loan is payable in 34 equal combined monthly principal and interest payments of approximately $24 thousand that commenced on August 7, 2022.

The breakdown of PPP Loan balances by current and non-current as of December 31, 2022 and 2021 were as follows:

(In thousands)	Balance Sheet Location	December 31, 2022	December 31, 2021
PPP Loan, current	Long-term debt, current	$255	$792
PPP Loan, non-current	Long-term debt	401	12
Total PPP Loan outstanding		$656	$804

PurePressure SBA Debt

As part of the acquisition of PurePressure, $159 thousand of debt remained outstanding from a standard SBA loan as of December 31, 2021. This debt was paid off during the year ended December 31, 2022 as a part of the PurePressure acquisition.

As of December 31, 2022, future minimum principal payments for all debt were as follows:

Years Ending December 31 (In thousands),
2023	$32,247
2024	287
2025	120
Total future payments	$32,654

Note 10 — Leases

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

As the implicit interest rate in its leases was generally not known, the Company’s used its incremental borrowing rate as the discount rate for purposes of determining the present value of its lease liabilities. At December 31, 2022 and 2021, the Company’s weighted-average discount rate utilized for its leases was 7.29% and 7.16%, respectively.

When a contract contained lease and non-lease elements, both were accounted for as a single lease component.

The Company had several non-cancelable finance leases for machinery and equipment. The Company’s finance leases have remaining lease terms of one year to five years.

The Company had several non-cancelable operating leases for corporate offices, warehouses, showrooms, research and development facilities, and vehicles. The Company’s leases have remaining lease terms of one year to five years, some of which include options to extend. Some leases include payment for communal area maintenance associated with the property.

Additional information on the Company’s operating and financing lease activity was as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Operating lease cost	$1,119	$396
Finance lease cost:
Amortization of right-of-use assets	194	179
Interest on lease liabilities	32	42
Total lease cost	$1,345	$617

(In thousands)	Balance Sheet Location	December 31, 2022	December 31, 2021
Assets
Right-of-use assets, net	Operating lease right-of-use assets, net	$2,210	$1,479
Finance lease assets	Property and equipment, net	261	380
Total lease assets		$2,471	$1,859

Liabilities
Current:
Operating	Operating lease liabilities, current	$734	$814
Financing	Accrued expenses and other current liabilities	152	156
Non-current:
Operating	Operating lease liabilities, non-current	1,587	704
Financing	Other non-current liabilities	146	293
Total lease liabilities		$2,619	$1,967
Weighted-average remaining lease term – operating leases		3.59 years	3.11 years
Weighted-average remaining lease term – finance leases		2.30 years	2.36 years
Weighted-average discount rate – operating leases		6.76%	8.03%
Weighted-average discount rate – finance leases		7.83%	6.29%

Maturities of operating and finance lease liabilities as of December 31, 2022 were as follows:

Years Ending December 31 (In thousands),	Operating Leases	Finance Leases

2023	$863	$171
2024	614	91
2025	493	50
2026	461	16
2027	200	—
Total minimum lease payments	2,631	328
Less imputed interest	(310)	(30)
Total lease liabilities	$2,321	$298

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

Accordingly, the Company recognized a gain on extinguishment of $2.7 million in connection with the derecognition of the net carrying amount of the extinguished debt of $19.7 million (inclusive of $13.1 million of principal and $7.1 million of derivative liabilities, less $587 thousand of debt discount) and the recognition of the $17.0 million fair value of the new convertible notes (including the same principal amount of $13.1 million plus the $3.9 million fair value of the beneficial conversion feature).

On February 1, 2021, in conjunction with the closing of the Company’s IPO, the Convertible Notes in the aggregate principal amount of $13.1 million were converted into 8,485 shares of Common Stock at the election of the Company at a conversion price of $1,544.00 per share.

Note 12 — Stockholders’ Equity

On July 11, 2022, the Company increased its authorized number of shares to 8,000,000, consisting of: 5,000,000 shares of Common Stock, par value $0.001 per share and 3,000,000 shares of preferred stock, par value $0.001 per share. On January 9, 2020, the Company designated 105,000 shares of the 3,000,000 authorized shares of Preferred Stock, as Series A Convertible Preferred Stock (“Series A Preferred Stock”).

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

Initial Public Offering

On February 1, 2021, the Company completed an IPO for the sale of 27,000 shares of Common Stock at a price of $2,000.00 per share. The Company also granted the underwriters a 45-day option to purchase up to 4,050 additional shares of Common Stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO, and warrants to purchase 810 shares of Common Stock (equal to 3% of the aggregate number of shares of Common Stock issued in the IPO) at an exercise price of $2,500.00 per share (which is equal to 125% of the IPO price). Subsequently, the underwriters exercised the over-allotment option, and on February 4, 2021, the Company closed on the sale of an additional 4,050 shares of Common Stock for a price of $2,000.00 per share and granted to the underwriters warrants to purchase 121 additional shares of Common Stock (equal to 3% of the amount of shares issued as part of the exercised of the over-allotment option) at an exercise price of $2,500.00 per share. The exercise of the over-allotment option brought the total number of shares of Common Stock sold by the Company in connection with the IPO to 31,050 shares and the total net proceeds received in connection with the IPO to approximately $57 million, after deducting underwriting discounts and estimated offering expenses.

Immediately prior to the closing of the Company’s IPO, all outstanding shares of Series A Preferred Stock and Convertible Notes were converted into 6,865 shares of Common Stock and 8,485 shares of Common Stock, respectively, at a conversion price of $1,544.00 per share.

Subsequent Public Offering

On February 19, 2021, the Company consummated the February Offering for the sale of 27,778 shares of Common Stock for a price of $2,700.00 per share. The Company also granted the underwriters a 45-day option to purchase up to 4,167 additional shares of Common Stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the February Offering, and warrants to purchase 833 shares of Common Stock (equal to 3% of the aggregate number of shares of Common Stock issued in the February Offering) at an exercise price of $3,375.00 per share (which is equal to 125% of the February Offering). Subsequently, the underwriters exercised the over-allotment option, and on March 22, 2021, the Company closed on the sale of an additional 4,167 shares of Common Stock for a price of $2,700.00 per share and granted to the underwriters warrants to purchase 125 additional shares of Common Stock (equal to 3% of the amount of shares issued as part of the exercised of the over-allotment option) at an exercise price of $3,375.00 per share. The exercise of the over-allotment option brought the total number of shares of Common Stock sold by the Company in connection with the February Offering to 31,944 shares and the total net proceeds received in connection with the February Offering to approximately $80 million, after deducting underwriting discounts and estimated offering expenses.

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

Private Placement

On January 25, 2022, the Company entered into a Securities Purchase Agreement (the “Securities Agreement”) with an institutional investor and other accredited investors for the sale by the Company of 12,253 shares (the “SA Shares”) of Common Stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 7,853 shares of Common Stock, and warrants to purchase up to an aggregate of 15,079 shares of Common Stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “SA Warrants”), in a private placement offering. The combined purchase price for one share of Common Stock (or one Pre-Funded Warrant) and the accompanying fraction of a Common Warrant was $1,360.00 per share.

Subject to certain ownership limitations, the SA Warrants are exercisable six months from issuance. Each Pre-Funded Warrant was exercisable into one share of Common Stock (as adjusted from time to time in accordance with the terms thereof). Each Common Warrant is exercisable into one share of Common Stock at a price per share of $1,496.00 (as adjusted from time to time in accordance with the terms thereof) and will expire on the fifth anniversary of the initial exercise date. The institutional investor that received the Pre-Funded Warrants fully exercised such warrants in March 2022.

Raymond Chang, Chairman and Chief Executive Officer (“CEO”) of the Company, and Stuart Wilcox, who formerly served as our Chief Operating Officer, and at the time he was a member of the Company’s Board of Directors, participated in the private placement on essentially the same terms as other investors, except for having a combined purchase price of $1,380.00 per share.

The gross proceeds to the Company from the private placement were approximately $27.3 million, before deducting the placement agent’s fees and other offering expenses, and excluding the proceeds, if any, from the exercise of the SA Warrants.

Issuance of Common Stock in Connection with Acquisitions

On October 1, 2021, the Company issued an aggregate of 3,332 shares of its Common Stock to the Precision and Cascade shareholders in connection with the Company’s acquisition of Precision and Cascade. On August 17, 2022, the Company issued an additional 435 shares of its Common Stock to the Precision and Cascade shareholders for contingent liabilities. Refer to Note 8 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

On December 31, 2021, the Company issued an aggregate of 1,202 shares of its Common Stock to the PurePressure shareholders in connection with the Company’s acquisition of PurePressure. On January 31, 2023, the remaining 372 Holdback Buyer Shares were released, including 6 Holdback Buyer Shares that were withheld to cover a tax indemnification claim in accordance with the Purchase Agreement. Additional information regarding the PurePressure Holdback Buyer Shares may be found in Note 8 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

On February 1, 2022, the Company issued an aggregate of 1,491 shares of its Common Stock to the Lab Society shareholders in connection with the Company’s acquisition of Lab Society. On April 28, 2023, the Company issued the remaining 499 Holdback Buyer Shares to the Lab Society Owners in accordance with the Lab Society Merger Agreement. Refer to Note 8 – Business Combinations, included elsewhere in the notes to the consolidated financial statements.

At The Marketing Offering

On October 18, 2022, the Company entered into the ATM Program with the Agent pursuant to which it may issue and sell, from time to time, shares of its Common Stock having an aggregate offering price of up to $50 million, depending on market demand, with the Agent acting as an agent for sales. The ATM Program allowed the Company to sell shares of Common Stock pursuant to specific parameters defined by the Company as well as those defined by the SEC and the ATM Program agreement. As of December 31, 2022, the Company sold 306,628 shares of Common Stock, under the ATM at an average price of $50.85 per share, resulting in gross proceeds of $15.6 million, and net proceeds of $15.0 million after commissions and fees to the Agent totaling $468 thousand and legal fees totaling $75 thousand. $3.0 million of the proceeds under the ATM Program were used to repay amounts due to the Investor under the Exchange Note. The Company used net proceeds generated from the ATM Program for working capital and general corporate purposes, including repayment of indebtedness, funding its transformation initiatives and product category expansion efforts and capital expenditures. Due to the late filing of this Annual Report on Form 10-K, the Company is no longer eligible to utilize the registration statement on Form S-3 relating to the ATM Program, and does not anticipate any further sales under the ATM Program in the foreseeable future.

Confidentially Marketed Public Offering

On December 16, 2022, the Company issued 594,232 shares of its Common Stock, Pre-Funded 2022 Warrants to purchase 75,000 shares of its Common Stock, and accompanying December 2022 Warrants to purchase 1,338,462 shares of the Company’s Common Stock. The Company received net proceeds from the Offering of approximately $8.2 million, after deducting underwriting discounts and commissions, and estimated expenses. The Company used the net proceeds from the Offering, together with its existing cash resources, for working capital and general corporate purposes, which may include capital expenditures and repayment of debt.

The Pre-Funded 2022 Warrants were exercisable immediately upon issuance at an exercise price of $0.001 per share and do not have an expiration date. The December 2022 Warrants were exercisable immediately and have a term of exercise equal to five years from the initial exercise date at an exercise price of $13.00 per share. The offering price for the securities was $13.00 per share (or $12.98 for each Pre-Funded 2022 Warrant).

The December 2022 Warrants may not be exercised by the holder to the extent that the holder, together with its affiliates, would beneficially own, after such exercise more than 4.99% of the shares of the Company’s Common Stock then outstanding (subject to the right of the holder to increase or decrease such beneficial ownership limitation upon notice to the Company, provided that such limitation cannot exceed 9.99%) and provided that any increase in the beneficial ownership limitation shall not be effective until the sixty-first day after such notice is delivered.

The Pre-Funded 2022 Warrants were classified as a component of permanent equity and the December 2022 Warrants were liability-classified and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded 2022 Warrants are equity-classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, and permit the holders to receive a fixed number of shares of Common Stock upon exercise. In addition, such warrants do not provide any guarantee of value or return. The December 2022 Warrants are liability-classified as there is a volatility floor and these warrants are not indexed to the Company’s own stock.

As of December 31, 2022, the Company valued the December 2022 Warrants using the Black-Scholes option-pricing model and determined the fair value at $5.9 million. The key inputs to the valuation model included the annualized volatility of 98.0% and the expected term of about 5 years.

Raymond Chang, Chairman and CEO, participated in the Offering and purchased 115,385 shares of Common Stock and 230,769 December 2022 Warrants for an aggregate purchase price of approximately $1.5 million.

Additional information regarding the Company’s December 2022 Warrants may be found in Note 1 – Overview, Basis of Presentation, and Significant Accounting Policies and Note 4 – Fair Value Measures, included elsewhere in the notes to the consolidated financial statements.

Note 13 — Stock-Based Compensation and Employee Benefit Plans

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which replaced the 2020 Stock Option Plan (the “2020 Plan”). The 2022 Plan provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards, and cash-based awards. The aggregate number of shares of Common Stock that may be reserved and available for grant and issuance under the 2022 Plan is 26,483 shares, which includes the 10,000 shares authorized under the 2022 Plan, plus the rollover of 16,483 issued and outstanding awards under the 2020 Plan. Shares will be deemed to have been issued under the 2022 Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the 2020 Plan or the 2022 Plan expires, is canceled, terminates unexercised, or is forfeited, the number of shares subject thereto is again available for grant under the 2022 Plan. The 2022 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors. As of December 31, 2022, there were 4,104 shares of Common Stock available to be granted under the Company’s 2022 Plan.

The Company’s stock option compensation expense was $4.3 million and $5.6 million for the years ended December 31, 2022 and 2021, respectively.

Stock Options

Stock options granted under the Company’s 2022 Plan are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s Common Stock on the date of grant. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying Common Stock, expected option life, and expected volatility in the market value of the underlying Common Stock. No stock options were granted during the year ended December 31, 2022.

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

In arriving at stock-based compensation expense, the Company estimates the number of stock-based awards that will be forfeited due to employee turnover. The Company’s forfeiture assumption is based primarily on its employee turnover historical experience. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the Company’s consolidated financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to expense recognized in the Company’s consolidated financial statements. The expense the Company recognizes in future periods will be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period.

The following table presents option activity under the Company’s stock option plans for the years ended December 31, 2022 and 2021:

(In thousands, except share and per share data)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	15,666	$702.00	$—
Granted	7,600	2,426.00
Exercised	(3,288)	646.00
Forfeited	(2,151)	769.00
Canceled	(5)	886.00
Options outstanding at December 31, 2021	17,822	1,436.00	$62.64
Granted	—	—
Exercised	(43)	458.42
Forfeited	(2,363)	1,018.82
Canceled	(1,977)	1,394.70
Options outstanding at December 31, 2022	13,439	$1,518.05	$—

Options vested and exercisable as of December 31, 2022	11,015	$1,327.13

Total recognized compensation expense related to the Company’s stock option plans for the years ended December 31, 2022 and 2021 was $3.5 million and $5.6 million, respectively. As of December 31, 2022, total unrecognized compensation expense related to unvested options under the Company’s option plans was $2.9 million, which is expected to be recognized over a weighted average period of 7.84 years.

The following table summarizes information about options vested and exercisable at December 31, 2022:

	Options Vested and Exercisable
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$456.00	3,668	7.39	$456.00
$972.00	4,039	7.82	$972.00
$1,536.00-1,840.00	135	8.66	$1,708.79
$2,768.00-3,722.00	3,173	8.14	$2,770.05

Restricted Stock Units

Under the 2022 Plan, the Company may grant restricted stock units to employees, directors, and officers. The restricted stock units granted generally vest equally over periods ranging from one to three years. The fair value of restricted stock units is determined based on the closing market price of the Company’s Common Stock on the date of grant. Compensation expense related to the restricted stock units is recognized using a straight-line attribution method over the vesting period.

The following table presents restricted stock unit activity under the 2022 Plan for the year ended December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2021	—	$—
Granted	9,440	252.40
Vested	(1,249)	365.66
Forfeitures	(500)	302.41
Cancelled	—	—
Balance at December 31, 2022	7,691	$230.75

Total recognized compensation expense related to the Company’s restricted stock units for the years ended December 31, 2022 and 2021 was $818,000 and $0, respectively. As of December 31, 2022, total unrecognized compensation expense related to unvested restricted stock units was $1.4 million, which is expected to be recognized over a weighted average period of 2.59 years.

2022 Employee Stock Purchase Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Employee Stock Purchase Plan (“ESPP”). The Company has initially reserved 2,500 shares of Common Stock for issuance under the ESPP. On December 31, 2022, 2,500 shares were available for future issuance.

Under the ESPP, eligible employees are granted options to purchase shares of Common Stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about August 1 and February 1 and are exercisable on or about the succeeding January 31 and July 31, respectively, of each year. No participant may purchase more than $25 thousand worth of Common Stock annually. No Common Stock was granted under the 2022 ESPP during the year ended December 31, 2022.

Employee Benefit Plan

The Company maintains an employee’s savings and retirement plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). All full-time U.S. employees become eligible to participate in the 401(k) Plan. The Company’s contribution to the 401(k) Plan is discretionary. During the years ended December 31, 2022 and 2021, the Company did not contribute to the 401(k) Plan.

Note 14 — Stock Warrants

The following table presents all warrant activity of the Company for the years ended December 31, 2022 and 2021:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding at December 31, 2020	4,141	$4.00
Granted	1,891	4.00
Exercised	(4,672)	4.00
Warrants outstanding at December 31, 2021	1,360	4.00
Granted	1,541,937	38.57
Exercised	(10,296)	47.97
Canceled	(3,000)	246.00
Warrants outstanding at December 31, 2022	1,530,001	$38.07

The Company received proceeds from the exercise of warrants of $2 thousand and $8 thousand for the years ended December 31, 2022 and 2021, respectively.

Note 15 — Income Taxes

On March 27, 2020, the CARES Act was enacted and signed into law. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of the annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes to the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the COVID-19 pandemic. The Company evaluated the impact of the CARES Act and determined that its adoption did not have a material impact to the income tax provision for the years ended December 31, 2022 or December 31, 2021, respectively.

For the period ended December 31, 2022, the Company recorded a tax provision of approximately $23 thousand, comprised of its change in deferred tax liability during the year related to its indefinite-lived intangible asset balance. The indefinite-lived intangibles are not all available as a source of income and thus are not fully available to offset the Company’s deferred tax assets. As of December 31, 2022, the Company has federal and state net operating loss carryforwards of approximately $96.7 million and $71.6 million, respectively. The net operating loss carryforwards for United States income taxes may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on its net operating loss carryforward deferred tax assets to reduce the assets to zero. Management will review this valuation allowance periodically and adjust as necessary.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
US Federal statutory tax rate	21.0%	21.0%
State taxes	3.2%	3.8%
Permanent differences and other	0.2%	0.1%
Debt extinguishment	(4.3)%	1.7%
Derivative liabilities	5.7%	0.0%
Stock-based compensation	(0.1)%	(2.4)%
Intangible Asset Impairment	(5.4)%	0.0%
Debt discount	0.0%	0.0%
Prior period adjustments to opening deferred tax	0.4%	2.2%
Change in valuation allowance	(20.6)%	(26.4)%
	0.0%	0.0%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

(In thousands)	December 31, 2022	December 31, 2021
Net operating loss carryforward	$24,295	$12,565
Accruals, reserves, and other	20,082	2,529
Stock-based compensation	1,578	491
Fixed assets	68	—
Intangible Assets	3,534	—
Capitalized Sec. 174 R&E	1,937	—
Research and development tax credit carryforward	1,260	571
Lease liability	577	333
Total deferred tax assets	53,331	16,489
Valuation allowance	(52,730)	(13,852)
Net deferred tax assets	$601	$2,637
Fixed assets	—	(144)
Intangible assets	—	(1,888)
Debt discount	—	—
Right-of-use assets	(549)	(323)
Deferred commissions	(52)	(307)
Total deferred tax liabilities	$(601)	$(2,662)
	$—	$(25)

The Company recognizes federal and state deferred tax assets or liabilities based on the Company’s estimate of future tax effects attributable to temporary differences and carryovers. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. As of December 31, 2021, because of a three-year cumulative loss and recent events, the Company concluded that a full valuation allowance was necessary to offset its deferred tax assets. The Company also has indefinite-lived intangibles and goodwill which generate a deferred tax liability that is not available to fully offset its deferred tax assets due to uncertainty as to when the deferred tax liability will reverse as a source of taxable income. As a result, the Company is in a net deferred tax liability position as of December 31, 2022. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The Company will continue to evaluate its deferred tax balances to determine any assets that are more likely than not to be realized. As of December 31, 2022, the Company had federal and state income tax net operating loss carryovers $96.7 million and $71.6 million, respectively. Of the federal balance, approximately $675 thousand will expire if not utilized by 2037 and $96.0 million carry forward indefinitely but are only available to offset 80% of taxable income per year. As of December 31, 2022, the Company also had federal research credits of approximately $1.1 million that will expire if not utilized by 2041. The utilization of the Company’s net operating loss carryforwards and research tax credit carryovers could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not conducted an analysis of an ownership change under section 382. To the extent that a study is completed, and an ownership change is deemed to occur, the Company’s net operating losses and tax credits could be limited.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2017 through 2021 corporate income tax returns are subject to Internal Revenue Service examination. In addition, to the extent that tax attributes are utilized in future years to offset taxable income or income taxes, the IRS and state taxing authorities can examine the years in which those attributes were generated and adjust the attributes.

Note 16 — Net Loss Per Share

Net loss per share calculations for all periods have been adjusted to reflect the Company’s reverse stock splits. Net loss per share was calculated based on the weighted-average number of the Company’s Common Stock outstanding.

Basic net loss per share is calculated using the weighted-average number of Common Stock outstanding during the periods. Diluted net loss per share is computed by giving effect to all potential shares of Common Stock, including outstanding stock options, stock related to unvested restricted stock units, and outstanding warrants to the extent dilutive. Net loss per share, assuming dilution, is equal to basic net loss per share because the effect of dilutive securities outstanding during the periods, including options and warrants computed using the treasury stock method, is anti-dilutive.

The components of basic and diluted net loss per share were as follows:

	Year Ended December 31,
(In thousands, except share and per share data)	2022	2021
Numerator:
Net loss attributable to Agrify Corporation	$(188,173)	$(32,465)
Accrued dividend attributable to Preferred A Stockholders	—	(61)
Net loss available for Common Stockholders	$(188,173)	$(32,526)
Denominator:
Weighted-average common shares outstanding – basic and diluted (1)	208,573	95,455
Net loss per share attributable to Common Stockholders – basic and diluted (1)	$(902.19)	$(340.75)

The Company’s potential dilutive securities, which include stock options, restricted stock units, and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of Common Shares outstanding used to calculate both basic and diluted net loss per share attributable to Common Stockholders is the same. The Company excluded the following potential Common Stock equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Common Stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31, 2022	December 31, 2021
Shares subject to outstanding stock options	13,439	17,821
Shares subject to unvested restricted stock units	7,691	—
Shares subject to outstanding warrants	1,530,001	1,360
	1,551,131	19,181

Note 17 — Commitments and Contingencies

Legal Matters

Bud & Mary’s Litigation

On September 15, 2022, the Company provided a notice of default to Bud & Mary’s and certain related parties notifying such parties that Bud & Mary’s was in default of its obligations under the Bud & Mary TTK Agreement. On October 5, 2022, Bud & Mary’s filed a complaint in the Superior Court of Massachusetts in Suffolk County, naming the Company as the defendant. Bud & Mary’s is seeking, among other relief, monetary damages in connection with alleged unfair or deceptive trade practices, breach of contract and conversion arising from the Agreement. While the Company believes the claim is without merit and will continue to vigorously defend itself against Bud & Mary’s allegations, litigation is inherently unpredictable and there can be no assurance that the Company will prevail in this matter.

During the third quarter of 2022, the Company deemed it necessary to fully reserve for the outstanding $14.7 million note receivable balance due to the current litigation and the uncertainty of the customer’s ability to repay the balance. The $14.7 million represents the amount of the contingent loss that the Company has determined to be reasonably possible and estimable. The actual cost of resolving this matter may be higher or lower than the amount the Company has reserved.

If the Company is unable to realize revenue from its TTK Solution offerings on a timely basis or at all, or if it incurs an additional loss as a result of the Bud & Mary’s claim, the Company’s business and financial performance will be adversely affected. On November 14, 2022, the Company filed its answers and affirmative defenses to the Bud & Mary’s complaint and counterclaims. The Company is seeking, among other relief, monetary damages in connection with the breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and enforcement of the guarantees. Bud & Mary’s is permitted to file an amended complaint, and Agrify will be permitted to make responsive filings, which may include an answer and counterclaim.

Bowdoin Construction Corp. Litigation

 On February 22, 2023, Bowdoin Construction Corp. (“Bowdoin”) filed a complaint (the “Bowdoin Complaint”) in the Superior Court of Massachusetts in Norfolk County naming the Company, Bud & Mary’s and certain related parties as defendants, captioned Bowdoin Construction Corp. v. Agrify Corporation, Bud & Mary’s Cultivation, Inc. and BMLC2, LLC, case no. 2382CV00173. The Bowdoin Complaint relates to a construction contract between Bowdoin and the Company relating to the property that is the subject of the Bud & Mary’s Complaint, and alleges breach of contract by Bud & Mary’s and by the Company due to nonpayment of approximately $7.0 million due under the contract and related indemnification claims and mechanics’ liens. Certain of Bowdoin’s subcontractors have filed ancillary civil actions, some seeking direct recovery of sums (which sums are understood to be subsumed in / covered by Bowdoin’s claims) against the Company. The Company is entitled to indemnification by Bud & Mary’s and intends to vigorously defend this and ancillary claim(s).

Mack Molding Co.

In December 2020, the Company entered into a five-year supply agreement with Mack Molding Co. (“Mack”) pursuant to which Mack will become a key supplier of VFUs. In February 2021, the Company placed a purchase order with Mack amounting to approximately $5.2 million towards the initial production of VFUs during 2021. Since February 2021, the Company increased the purchase order with Mack to approximately $26.5 million towards production of VFUs during 2021 and 2022. The Company believed the supply agreement with Mack would provide the Company with increased scaling capabilities and the ability to meet the potential future demand of its customers more efficiently. The supply agreement contemplates that, following an introductory period, the Company will negotiate a minimum percentage of the VFU requirements that the Company will purchase from Mack each year based on the agreed-upon pricing formula. The introductory period is not time-based but rather refers to the production of an initial number of units after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. The Company believed this approach would result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack.

On October 11, 2022, the Company received a $9.4 million invoice from Mack for inventory purchased on the Company’s behalf to build VFUs. As part of the terms of the contract manufacturing agreement, Mack had the contractual right to bill the Company for any inventory that had aged greater than nine months. Due to the slowdown in the demand for the VFUs and the lack of a demand forecast that the Company could provide to the vendor, Mack exercised the right to invoice the Company for the slow-moving inventory. As of December 31, 2022, the Company owed Mack $8.4 million for purchased inventory on behalf of the Company to produce VFUs, which is included in accounts payable in the consolidated balance sheet.

On March 2, 2023, Mack filed an arbitration action seeking the amounts owed to Mack for purchased inventory. On October 27, 2023, and effective as of October 18, 2023, Mack and the Company entered into a Modification and Settlement Agreement with respect to the dispute. See Note 19 – Subsequent Events.

TRC Electronics Litigation

The Company was named as a defendant in a complaint filed by TRC Electronics, Inc. (“TRC”) on April 13, 2023 in the United States District Court for the Eastern District of Pennsylvania. In the Complaint, TRC asserts two causes of action against the Company: (1) breach of contract, and (2) promissory estoppel. TRC’s claims are based on allegations that the Company failed to make payments due under three purchase orders for commercial electronics parts. TRC seeks damages in the amount of $565,210, plus attorneys’ fees, costs, and post-judgment interest. The Company has filed an answer denying liability on TRC’s claims and is proceeding with discovery.

Sinclair Scientific Litigation

On June 15, 2023, the Company and its wholly-owned subsidiary Precision Extraction Newco, LLC (“Precision”), filed an Amended Verified Complaint in the Court of Chancery of the State of Delaware against Sinclair Scientific, LLC (“Sinclair”) and certain individual defendants (the “Delaware Action”). The claims filed in the Delaware Action concern various breaches of the Plan of Merger and Equity Purchase Agreement dated September 29, 2021, by and between the Company, Sinclair, Mass2Media, LLC, and certain of their members (the “Merger Agreement”). In response to the Delaware Action, certain of the defendants filed counterclaims for breach of contract and declaratory judgment against the Company and Precision alleging breach of the Merger Agreement. The Company and Precision filed an answer to the counterclaims denying all liability on the claims and discovery in the Delaware Action has recently commenced.

Commitments

Supply Agreement with Mack Molding Co.

In December 2020, the Company entered into a five-year supply agreement with Mack Molding Co. (“Mack”) pursuant to which Mack would become a key supplier of VFUs. In February 2021, the Company placed a purchase order with Mack amounting to approximately $5.2 million towards the initial production of VFUs during 2021. Since February 2021, the Company increased the purchase order with Mack to approximately $26.5 million towards production of VFUs during 2021 and 2022. The Company believed the supply agreement with Mack would provide the Company with increased scaling capabilities and the ability to meet the potential future demand of its customers more efficiently. The supply agreement contemplates that, following an introductory period, the Company will negotiate a minimum percentage of the VFU requirements that the Company will purchase from Mack each year based on the agreed-upon pricing formula. The introductory period is not time-based but rather refers to the production of an initial number of units, after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. The Company believed this approach would result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack.

On October 11, 2022, the Company received a $9.4 million invoice from Mack for inventory purchased on the Company’s behalf to build VFUs. As part of the terms of the contract manufacturing agreement, Mack had the contractual right to bill the Company for any inventory that had aged greater than nine months. Due to the slowdown in the demand for the VFUs and the lack of a demand forecast that the Company could provide to the vendor, Mack exercised the right to invoice the Company for the slow-moving inventory. As of December 31, 2022, the Company owed Mack $8.4 million for purchased inventory on behalf of the Company to produce VFUs, which is included in accounts payable in the consolidated balance sheet. On October 27, 2023, and effective as of October 18, 2023, Mack and the Company entered into a Modification and Settlement Agreement with respect to the dispute. See Note 19 – Subsequent Events.

Distribution Agreements with Related Party – Bluezone Products, Inc.

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

Committed Purchase Agreement with Related Party – 4D Bios, Inc.

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

Committed Purchase Agreement with Related Party – Ora Pharm

In June 2022, the Company entered into an agreement with Ora Pharm (“Ora”) pursuant to which Ora will purchase approximately $1.6 million in equipment from the Company, and Ora may purchase software services from the Company in the future. Stuart Wilcox, the Company’s former Chief Operating Officer, is the Chairman of Ora.

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

The following table describes the net purchasing (sales) activity with entities identified as related parties to the Company:

	Year Ended December 31,
(In thousands)	2022	2021
Bluezone	$5	$309
4D	3	1,312
Enozo	—	40
Cannae Policy Group	25	50
Topline Performance Group	71	11
Cannaquip	—	209
NEIA	(1,769)	(22,010)
Greenstone, which is a related party because one of the Company’s former Agrify Brands employees and its VP of Engineering had a minority ownership	394	(9,429)
Valiant-America, LLC (1)	10,520	6,048
Living Greens Farm	—	(58)

(1)	On October 27, 2022, the Company provided notice to Valiant-America, LLC of its intention to begin winding up of Agrify-Valiant.

The following table summarizes net related party receivable (payable) as of December 31, 2022 and 2021 were as follows:

(In thousands)	December 31, 2022	December 31, 2021
Cannae Policy Group	$—	$(8)
Cannaquip	—	(21)
Greenstone (net of allowance for doubtful accounts of $9,360 and $0 at December 31, 2022 and 2021, respectively) (1)	—	11,177
Living Greens Farm (2)	—	34
NEIA	—	3,500
Valiant-America, LLC (3)	(1)	(922)
Topline Performance Group	1	—

(1)	Greenstone is a related party because one of the Company’s former Agrify Brands employees and its VP of Engineering had a minority ownership. The Greenstone allowance for doubtful accounts balance consisted of capital advances, accrued interest and VFUs sales. Additional information regarding recent developments with Greenstone may be found in Note 5 – Loans Receivable, included elsewhere in the notes to the consolidated financial statements.

(2)	The balance was fully reserved at December 31, 2022, due to an ongoing dispute with the customer.

(3)	On October 27, 2022, the Company provided notice to Valiant-America, LLC of its intention to begin winding up of Agrify-Valiant.

Note 19 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

Chief Financial Officer Resignation and Appointment of Raymond Chang as principal financial and accounting officer

On January 2, 2023, Timothy R. Oakes, the Chief Financial Officer (“CFO”) of the Company, notified the Company that he would resign as CFO effective as of February 28, 2023 (the “Effective Date”) to pursue other opportunities. Mr. Oakes’ resignation did not result from any disagreement regarding the Company’s operations, policies or practices. Mr. Oakes assisted with the resulting transition ahead of the Effective Date. In connection with Mr. Oakes’ resignation, the Company is continuing its process to identify a replacement Chief Financial Officer. Further, Raymond Chang, the Company’s Chief Executive Officer, will serve as the Company’s principal financial and accounting officer.

Nasdaq Deficiency Notices

On January 19, 2023, the Company received a deficiency letter from the Staff of Nasdaq notifying the Company that, for the previous 30 consecutive business days, the bid price for its Common Stock had closed below $1.00 per share, which is the minimum closing price required to maintain a continued listing on The Nasdaq Capital Market under the Minimum Bid Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of the Company’s Common Stock had to be at least $1.00 per share for a minimum of 10 consecutive trading days during this 180-day compliance period, unless the Staff exercised its discretion to extend the minimum trading day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G). On July 19, 2023, the Company received a notice from Nasdaq confirming its recompliance with the minimum bid price rule.

As disclosed in a Current Report on Form 8-K filed on April 17, 2023, the Company’s audit committee concluded that, as a result of inadvertent errors in the accounting for warrants previously issued by the Company, it was appropriate to restate the Company’s previously issued unaudited condensed consolidated interim consolidated financial statements as of and for the quarterly periods ended March 31, 2022, June 30, 2022, and September 30, 2022 included in the Company’s Quarterly Reports on Form 10-Q for such periods in amended quarterly reports for the affected periods. As a result of such restatements, the Company was unable to timely file the Form 10-K, the First Quarter 2023 Form 10-Q, and the Second Quarter 2023 Form 10-Q without unreasonable effort or expense.

On April 18, 2023, the Company received a notice from Nasdaq (the “April Nasdaq Notice”) that it was noncompliant with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to file its Annual Report on Form 10-K with the SEC by the required due date.

On May 17, 2023, the Company received a second notice from Nasdaq (the “May Nasdaq Notice”) that it remained noncompliant with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “First Quarter Form 10-Q”) with the SEC by the required due date.

On August 16, 2023, the Company received a third notice from Nasdaq that it remain noncompliant with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to file its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (the “Second Quarter Form 10-Q”) with the SEC by the required filing date (the “August Nasdaq Notice” and, together with the April Nasdaq Notice and the May Nasdaq Notice, the “Nasdaq Notices”).

The Nasdaq granted the Company an exception until October 16, 2023, to file its 2022 Form 10-K and First and Second Quarter 2023 Forms 10-Q (the “Delayed Reports”). The Nasdaq Notice had no immediate effect on the listing of the Company’s common stock on The Nasdaq Stock Market LLC.

On October 17, 2023, the Company received the Staff Determination from the Listing Qualifications Department of Nasdaq notifying the Company that it was not in compliance with Nasdaq’s continued listing requirements under the Listing Rule as a result of its failure to file the Delinquent Reports in a timely manner. The Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), and the Panel scheduled a hearing for January 11, 2024.

Bowdoin Litigation

On February 22, 2023, Bowdoin Construction Corp. (“Bowdoin”) filed a complaint in the Superior Court of Massachusetts in Norfolk County naming the Company, Bud & Mary’s and certain related parties as defendants. The Bowdoin Complaint relates to a construction contract between Bowdoin and Agrify relating to the property that is the subject of the Bud & Mary’s Complaint and alleges breach of contract by Bud & Mary’s and by Agrify due to nonpayment of approximately $7.0 million due under the contract and related indemnification claims and mechanics’ liens. Certain of Bowdoin’s subcontractors have filed ancillary civil actions, some seeking direct recovery of sums (which sums are understood to be subsumed in / covered by Bowdoin’s claims) against the Company. While the Company believes the claim is without merit and will continue to vigorously defend itself against Bowdoin’s allegations, litigation is inherently unpredictable and there can be no assurance that the Company will prevail in this matter.

Amendments to Articles of Incorporation

On March 1, 2023, the Company filed Articles of Amendment (the “Charter Amendment”) to its Articles of Incorporation with the Secretary of State for the State of Nevada. The Charter Amendment increased the number of authorized shares of the Company’s Common Stock from 5,000,000 to 10,000,000, and correspondingly increased the total authorized shares of stock from 8,000,000 to 13,000,000. The Charter Amendment was approved by the Company’s stockholders at the Special Meeting on February 28, 2023 and became effective upon filing.

Securities Exchange Agreement

On March 8, 2023, the Company entered into a new Securities Exchange Agreement (the “March 2023 Exchange Agreement”) with an accredited lender. Pursuant to the March 2023 Exchange Agreement, at closing the Company prepaid approximately $10.3 million in principal amount under the Exchange Note and exchanged $10.0 million in principal amount of the remaining balance of the Exchange Note for a new senior secured convertible note (the “Convertible Note”) with an original principal amount of $10.0 million. The Convertible Note is a senior secured obligation of the Company and ranks senior to all indebtedness of the Company. The Convertible Note will mature on August 19, 2025 and contains a 9.0% annualized interest rate, with interest to be paid monthly, in cash, beginning April 1, 2023.

Concurrently with the closing under the March 2023 Exchange Agreement, the Company and the lender entered into an Amendment to the Exchange Note (the “Note Amendment”). Pursuant to the Note Amendment, the Exchange Note was amended to, among other changes, remove covenants that require the Company not to exceed maximum levels of allowable cash spend while the Exchange Note is outstanding and require the Company to maintain minimum amounts of cash on hand.

On April 26, 2023, the Company entered into a letter agreement with the above referenced accredited lender (the “Letter Agreement”), pursuant to which the Company and the lender agreed to exchange $2.0 million of the remaining outstanding principal amount under the Exchange Note for 445,197 shares of common stock of the Company, subject to a Beneficial Ownership Limitation of 4.99% of the Company’s Common Stock.

Discontinuance of the ATM Program

As of April 1, 2023, after which time the ATM Program was discontinued, the Company sold 629,710 shares of Common Stock, under the ATM Program at an average price of $27.29 per share, resulting in gross proceeds to the Company of $17.2 million, and net proceeds of $16.7 million after commissions and fees to the Agent totaling $516 thousand. $3.0 million of the proceeds under the ATM Program were used to repay amounts due to the Investor under the Exchange Note.

Repricing of Common Stock Warrants

The Company issued 1,338,462 common stock warrants in conjunction with the Company’s public offering from December, 2022. On April 18, 2023, the Company undertook a warrant exercise inducement program, which it later cancelled. As a result, the warrant exercise price was reduced from $13.00 per share to $3.45 per share.

Leases

As of March 31, 2023, the Company extended its lease by three years until March 31, 2026, for the premises located at 2468 Industrial Row Dr., Troy, Michigan 48084.

As of May 23, 2023, the Company extended its lease by three years until July 31, 2026, for the premises located at 2625 S. Santa Fe Dr., Bldg. 1, Units 1H and 1IJ.

Mack Molding Modification Agreement

On October 27, 2023, and with an effective date as of October 18, 2023, the Company entered into a Modification and Settlement Agreement (the “Modification Agreement”) with Mack Molding Company (“Mack”). Pursuant to the Modification Agreement, the Company and Mack agreed to settle an outstanding dispute under the Supply Agreement between the parties dated December 7, 2020 (the “Supply Agreement”). The Modification Agreement requires the Company to make payments of $500,000 and $250,000 to Mack on or before November 1, 2023 and February 15, 2024, respectively. Following the November 1, 2023 payment, the Company will be entitled to take possession of certain Vertical Farming Units (“VFUs”) that were assembled under the Supply Agreement. The Modification Agreement also requires the Company to purchase from Mack a minimum of 25 VFUs per quarter for each quarter during 2024 and a minimum of 50 VFUs per quarter for the six quarters beginning with the first quarter of 2025. The Company is required to pay a storage fee of $25,000 per month for VFUs subject to the Modification Agreement.

Additionally, as part of the Modification Agreement, the Company agreed to issue to Mack a warrant to purchase 750,000 shares of common stock. The warrant has an exercise price of $4.00 per share, was exercisable upon issuance, has a term of three years from the date of issuance, and is exercisable on a cash basis unless at the time of exercise there is no effective registration statement for the resale of the underlying shares, in which case the warrant may be exercised on a cashless exercise basis at Mack’s election.

Warrant Issuance

On October 27, 2023, the Company entered into a letter agreement with the holder of the Exchange Note and the Convertible Note. Pursuant to the agreement, the Company agreed to exchange $3.0 million in principal and approximately $1.1 million in accrued but unpaid interest outstanding under the Exchange Note to purchase 2,809,669 shares of common stock (the “Exchange Warrant”). Additionally, the Company agreed to exchange the 375,629 shares of common stock held in abeyance for the lender under the terms of the Letter Agreement for a warrant to purchase 375,629 shares of common stock (the “Abeyance Warrant”).

Each warrant has an exercise price of $0.001 per share, was exercisable upon issuance, has a term of five years from the date of issuance and is exercisable on a cash basis or on a cashless exercise basis at the holder’s election.

The Exchange Warrant provides that in the event that Raymond Chang or his affiliates acquire securities from the Company, exercise convertible securities or amend the terms of convertible securities at a purchase or conversion price lower than $1.46, then the number of shares of common stock underlying Exchange Warrant will be increased to an amount equal to $3.0 million divided by such purchase or conversion price, subject to proportional adjustment in the event the Exchange Warrant has been partially exercised. Additionally, in the event that the Company has not issued equity securities in exchange for gross proceeds of at least $3.0 million to Mr. Chang or his affiliates (subject to certain offsets) by the third calendar day after the date when the Company receives stockholder approval, then on December 26, 2023, the number of shares of common stock underlying Exchange Warrant will be increased to an amount equal to $3.0 million divided by the Minimum Price as defined under Nasdaq listing rules, subject to proportional adjustment in the event the Exchange Warrant has been partially exercised.

The Letter Agreement requires that the Company issue equity securities to Mr. Chang or his affiliates for aggregate gross proceeds of at least $3.0 million, minus any funds advanced by Mr. Chang to the Company since July 1, 2023.

Note Purchase

On October 27, 2023, CP Acquisitions LLC (the “New Lender”), an entity affiliated with and controlled by Raymond Chang, the Company’s Chief Executive Officer, purchased the Exchange Note and the Convertible Note from their holder. In connection with the Note Purchase, the New Lender has agreed to waive any events of default under the acquired notes through December 31, 2023 and to enter into an agreement with the Company to extend the maturity date thereon to December 31, 2025.

Note Amendment and Secured Promissory Note

On July 12, 2023, the Company issued an unsecured promissory note (the “Note”) in favor of GIC Acquisition, LLC (“GIC”), an entity that is managed by Raymond Chang, the Company’s Chairman and Chief Executive Officer, with an original principal amount of up to $500,000. On October 27, 2023, GIC and the Company amended and restated the Note (the “Restated Note”). Pursuant to the terms of the Restated Note, the Maturity Date was extended until December 31, 2023 and the Company granted a security interest in the Company’s assets that ranks junior to the Exchange Note and the Convertible Note.

Concurrently with the Restated Note, the Company issued a junior secured promissory note (the “Junior Secured Note”) to the New Lender. Pursuant to the Junior Secured Note, the New Lender will lend up to $3,000,000 to the Company. The Junior Secured Note bears interest at a rate of 10% per annum, will mature in full on December 31, 2023, and may be prepaid without any fee or penalty. The Junior Secured Note is a secured obligation of the Company that ranks junior to the Exchange Note and the Convertible Note.