Form 10-Q
period 2023-03-31
Agrify Corp
filed 2023-11-28
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-39946

AGRIFY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	30-0943453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2468 Industrial Row Dr.

Troy, Michigan 48084

(Address of principal executive offices, including zip code)

(855) 420-0020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 19, 2023
Common Stock, $0.001 par value	1,651,281

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,476	$10,457
Restricted cash	—	10,000
Marketable securities	14	460
Accounts receivable, net of allowance for doubtful accounts of $4,490 and $4,605 at March 31, 2023 and December 31, 2022, respectively	1,197	1,070
Inventory, net of reserves of $32,422 and $32,759 at March 31, 2023 and December 31, 2022, respectively	19,995	21,396
Prepaid expenses and other current assets	2,990	1,510
Total current assets	25,672	44,893
Loan receivable net of allowance for doubtful accounts of $28,562 and $33,050 at March 31, 2023 and December 31, 2022, respectively	12,806	12,214
Property and equipment, net	9,658	10,044
Right-of-use assets, net	2,343	2,210
Other non-current assets	153	326
Total assets	$50,632	$69,687

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,128	$20,543
Accrued expenses and other current liabilities	12,636	16,380
Operating lease liabilities, current	798	734
Long-term debt, current	2,084	28,833
Deferred revenue	3,239	4,112
Total current liabilities	39,885	70,602
Warrant liabilities	3,313	5,985
Operating lease liabilities, non-current	1,707	1,587
Long-term debt	22,554	407
Other non-current liabilities	112	147
Total liabilities	67,571	78,728

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common Stock, $0.001 par value per share, 10,000,000 and 5,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively, 1,364,263 and 1,038,298 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively (1)	1	1
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	240,304	237,875
Accumulated deficit	(257,475)	(247,148)
Total stockholders’ deficit	(17,170)	(9,272)
Non-controlling interests	231	231
Total liabilities and stockholders’ equity	$50,632	$69,687

(1)	Periods presented have been adjusted to reflect the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation, and Significant Accounting Policies, included in the notes to the consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2023	2022
Revenue (including $46 and $863 from related parties, respectively)	$5,804	$26,021
Cost of goods sold	4,816	21,851
Gross profit	988	4,170

General and administrative	6,931	9,759
Selling and marketing	1,590	2,090
Research and development	735	2,084
Change in contingent consideration	(684)	—
Total operating expenses	8,572	13,933
Loss from operations	(7,584)	(9,763)
Interest (expense) income, net	(799)	559
Change in fair value of warrant liabilities	2,672	10,785
Other income (expense)	4	—
Loss on extinguishment of notes payable	(4,620)	—
Other income (expense), net	(2,743)	11,344
Net (loss) income before income taxes	(10,327)	1,581
Income tax benefit	—	200
Net (loss) income	(10,327)	1,781
Income attributable to non-controlling interest	—	(1)
Net (loss) income attributable to Agrify Corporation	$(10,327)	$1,780
Net (loss) income per share attributable to Common Stockholders – basic	$(9.63)	$14.48
Net (loss) income per share attributable to Common Stockholders – diluted	$(9.63)	$13.79
Weighted average common shares outstanding - basic (1)	1,072,292	122,946
Weighted average common shares outstanding - diluted (1)	1,072,292	129,045

(1)	Periods presented have been adjusted to reflect the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation, and Significant Accounting Policies, included in the notes to the consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Preferred A Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity attributable	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	to Agrify	Interests	Equity
Balance at January 1, 2022	111,035	$—	—	$—	196,034	$(58,975)	$137,059	$365	$137,424
Stock-based compensation	—	—	—	—	953	—	953	—	953
Issuance of Common Stock and warrants in private placement	12,252	—	—	—	14,800	—	14,800	—	14,800
Acquisition of Lab Society	1,490	—	—	—	1,903	—	1,903	—	1,903
Exercise of options	21	—	—	—	10	—	10	—	10
Exercise of warrants	7,916	—	—	—	1	—	1	—	1
Net income	—	—	—	—	—	1,780	1,780	1	1,781
Balance at March 31, 2022	132,714	$—	—	$—	$213,701	$(57,195)	$156,506	$366	$156,872

	Common Stock		Preferred A Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity attributable	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	to Agrify	Interests	Equity
Balance at January 1, 2023	1,038,298	1		—	237,875	(247,148)	$(9,272)	231	$(9,041)
Stock-based compensation	—	—	—	—	859	—	859	—	859
Issuance of Common Stock through an “at the market” offering, net of fees	323,082	—	—	—	1,545	—	1,545	—	1,545
Issuance of Common Stock to Pure Pressure	366	—	—	—	—	—	—	—	—
Vesting of restricted stock units	17	—	—	—	—	—	—	—	—
Proceeds from Employee Stock Purchase Plan Shares	2,500	—	—	—	25	—	25	—	25
Net (loss)	—	—	—	—	—	(10,327)	(10,327)	—	(10,327)
Balance March 31, 2023	1,364,263	$1	—	$—	$240,304	$(257,475)	$(17,170)	$231	$(16,939)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income attributable to Agrify Corporation	$(10,327)	$1,780
Adjustments to reconcile net loss attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	445	1,052
Amortization of premium on investment securities	—	224
Amortization of debt discount	147	223
Interest on investment securities	—	(248)
Amortization of issuance costs	24	143
Deferred income taxes	—	(200)
Stock based compensation expense	859	953
Non-cash interest income	—	(406)
Change in fair value of warrant liabilities	(2,672)	(10,785)
Loss on extinguishment of notes payable, net	4,620	—
Early termination of lease	—	26
Income attributable to non-controlling interests	—	1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(127)	(838)
Inventory	1,401	(16,361)
Prepaid expenses and other current assets	(31)	(890)
Right of use assets, net	(133)	(20)
Other non-current assets	173	—
Accounts payable	585	(2,838)
Accrued expenses and other current liabilities	(3,744)	(2,120)
Operating lease liabilities	184	—
Deferred revenue	(873)	(571)
Net cash used in operating activities	(9,469)	(30,875)

Cash flows from investing activities:
Purchases of property and equipment	(59)	(3,728)
Purchase of securities	—	(76,097)
Proceeds from sale of securities	10,446	82,460
Issuance of loan	(592)	(12,487)
Cash paid for business combination, net of cash acquired	—	(3,513)
Net cash provided by (used in) investing activities	9,795	(13,365)

Cash flows from financing activities:
Proceeds from issuance of debt and warrants in private placement	—	62,405
Proceeds from issuance of Common Stock and warrants in private placement, net of fees	—	25,797
Proceeds from “at the market” Program, net	1,478	—
Proceeds from Employee Stock Option Plan shares	25	—
Proceeds from exercise of options	—	10
Proceeds from exercise of warrants	—	1
Repayment of notes payable, other	(71)	—
Repayment of debt in private placement	(10,307)	—
Payments on insurance financing loan	(396)	(428)
Payments on other financing loans	(1)	(273)
Payments of financing leases	(35)	(81)
Net cash (used in) provided by financing activities	(9,307)	87,431
Net (decreased) increase in cash, cash equivalents, and restricted cash	(8,981)	43,191
Cash, cash equivalents, and restricted cash at the beginning of period	10,457	12,014
Cash, cash equivalents, and restricted cash at the end of period	$1,476	$55,205
Cash, cash equivalents, and restricted cash at end of period
Cash and cash equivalents	1,476	25,205
Restricted cash	—	30,000
Total cash, cash equivalents, and restricted cash at the end of period	$1,476	$55,205
Supplemental disclosures of non-cash flow information
Initial fair value of warrants	—	40,496
Financing of prepaid insurance	1,820	1,928

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

The Company has nine wholly-owned subsidiaries, which are collectively referred to as the “Subsidiaries” and the Company also has ownership interests in certain companies. (Please refer to Exhibit 23.1 for further details)

Reverse Stock Splits

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

Confidentially Marketed Public Offering

On December 16, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord Genuity LLC as the underwriter, pursuant to which the Company agreed to issue and sell an aggregate of 594,232 shares of its Common Stock, and, in lieu of Common Stock to certain investors that so chose, pre-funded warrants (the “Pre-Funded 2022 Warrants”) to purchase 75,000 shares of our Common Stock, and accompanying warrants (the “December 2022 Warrants”) to purchase 1,338,462 shares of the Company’s Common Stock (the “Offering”). The shares of Common Stock (or Pre-Funded 2022 Warrants) and the accompanying December 2022 Warrants will be issued separately but can only be purchased together in this Offering. Additional information regarding the Company’s December 2022 Warrants may be found in Note 4 – Fair Value Measures and Note 10 – Stockholders’ Equity, included elsewhere in the notes to the consolidated financial statements.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting for Less Than Wholly-Owned Subsidiaries

For the Company’s less than wholly-owned subsidiaries, which include, Agrify-Valiant LLC (“Agrify-Valiant”), and Agrify Brands, LLC (“Agrify Brands”), the Company first analyzes whether these entities are a variable interest entity (a “VIE”) in accordance with ASC Topic 810, Consolidation (“ASC 810”), and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. The financial results of a VIE are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses (i) whether the joint-venture is a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it is determined that the joint-venture qualifies as a VIE and the Company is the primary beneficiary, the Company’s financial interest in the VIE is consolidated.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has incurred operating losses since its inception, has negative cash flows from operations and a working capital deficiency. The Company also has an accumulated deficit of $257 million as of March 31, 2023. The Company’s primary sources of liquidity are its cash and cash equivalents and marketable securities, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC regulations, from the capital markets, including under its at-the-market continuous equity offering (“ATM” or “ATM Program”).

As of March 31, 2023, the Company had $1.5 million of cash, cash equivalents, and marketable securities. The Company had no restricted cash as of March 31, 2023. As of December 31, 2022, the Company’s restricted cash balance of $10.0 million was associated with its new senior secured note (the “Exchange Note”). Current liabilities were $58.0 million as of March 31, 2023. Additional information regarding the Company’s Exchange Note may be found in Note 8 – Debt, included elsewhere in the notes to the consolidated financial statements.

On October 18, 2022, the Company entered into the ATM Program with Canaccord Genuity LLC (the “Agent”) pursuant to which it may issue and sell, from time to time, shares of its Common Stock having an aggregate offering price of up to $50 million, depending on market demand, with the Agent acting as an agent for sales. The ATM Program allowed the Company to sell shares of Common Stock pursuant to specific parameters defined by the Company as well as those defined by the SEC and the ATM Program agreement. In 2022, the Company sold 306,628 shares of Common Stock under the ATM at an average price of $50.85, resulting in gross proceeds of $15.6 million and net proceeds $15.1 million after commissions and fees to the Agent totaling $468 thousand and legal fees totaling $75 thousand. As of April 1, 2023, after which time the ATM program was discontinued, the Company sold an additional 323,082 shares of Common Stock under the ATM at an average price of $4.93, resulting in gross proceeds of $1.6 million and net proceeds of $1.6 million after commissions and fees to the Agent totaling $48 thousand. $3.0 million of the proceeds under the ATM Program were used to repay amounts due to the Investor under the Exchange Note. The Company used the net proceeds generated from the ATM Program for working capital and general corporate purposes, including repayment of indebtedness, funding its transformation initiatives and product category expansion efforts and capital expenditures. Due to the late filing of this Annual Report on Form 10-K, the Company is no longer eligible to utilize the registration statement on Form S-3 relating to the ATM Program.

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

Reclassifications

Certain amounts in the Company’s prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. In this Form 10-Q, the Company has reclassified selling, general and administrative expenses to two separate line items in the accompanying consolidated statements of operations as general and administrative expenses and selling and marketing expenses for the three months ended March 31, 2023 and 2022.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist principally of cash and deposits with maturities of three months or less as of March 31, 2023 and December 31, 2022. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash required to be held as collateral for the Company’s Exchange Note. Accordingly, these balances contain restrictions as to their availability and usage and are classified as restricted cash in the consolidated balance sheets. Additional information relating to the Company’s Exchange Note may be found in Note 8 – Debt, included elsewhere in the notes to the consolidated financial statements.

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

The tables below show customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue

For the three months ended March 31, 2023 and 2022, the Company’s customers that accounted for 10% or more of the total revenue were as follows:

	Three months ended March 31, 2023		Three months ended March 31, 2022
(In thousands)	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer A	$627	10.8%	*	*
Customer B	*	*	$3,793	14.6%
Customer C	*	*	$4,697	18.1%

*	Customer revenue, as a percentage of total revenue, was less than 10%

Accounts Receivable, Net

As of March 31, 2023 and December 31, 2022, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

	As of March 31, 2023		As of December 31, 2022
(In thousands)	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Company Customer Number – 15095	$352	29.4%	$352	32.9%
Company Customer Number - 10888	$251	21.0%	$251	23.5%
Company Customer Number - 16491	*	*	$123	11.5%

*	Customer accounts receivable, as a percentage of total accounts receivable, was less than 10%

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Original Issue Discount

Certain convertible debt issued by the Company, may provide the debt holder with an original issue discount. The Company would record the original issue discount to debt discount, reducing the face amount of the note, and is then amortized to interest expense over the life of the debt.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees, directors and consultants based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Historically, the Company has issued stock options to employees, directors and consultants with only service-based vesting conditions and records the expense for these awards using the straight-line method.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	determine the transaction price;

●	allocate the transaction price to the distinct performance obligations; and

●	recognize revenue as the performance obligations are satisfied.

Identify the customer contract

A customer contract is generally identified when there is approval and commitment from both the Company and its customer, the rights have been identified, payment terms are identified, the contract has commercial substance and collectability is probable. Specifically, the Company obtains written/electronic signatures on contracts and purchase orders, if said purchase orders are issued in the normal course of business by the customer.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

If a contract has payment terms that differ from the timing of revenue recognition, the Company will assess whether the transaction price for those contracts include a significant financing component. The Company has elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if the Company expects that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, the Company imputes interest on such contracts at an agreed-upon interest rate and will present the financing components separately as financial income. For the three months ended March 31, 2023 and 2022, the Company did not have any such financial income.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and generally transfers to its customers the warranties it receives from its vendors, if any, which generally cover this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. The Company maintains a reserve for warranty returns of $613 thousand and $553 thousand for March 31, 2023 and December 31, 2022, respectively. The Company’s reserve for warranty returns is included in accrued expenses and other current liabilities in its consolidated balance sheets. Additional information regarding the Company’s warranty reserve may be found in Note 3 – Supplemental Consolidated Balance Sheet Information, included elsewhere in the notes to the consolidated financial statements.

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

Capitalization of Internal Software Development Costs

The Company capitalizes certain software engineering efforts related to the continued development of Agrify Insights™ under ASC Topic 350-40. The costs incurred in the preliminary stages of development are expensed as incurred as research costs. Once the application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The types of costs capitalized during the application development phase include employee compensation, as well as consulting fees for third-party software developers working on these projects. The estimated useful life of capitalized internal-use software ranges from two to five years.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC Topic 740, Income Taxes, which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred tax asset will not be realized.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes the benefit of a tax position when it is effectively settled. ASC 740-10-25-10 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. ASC 740-10-25-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority. For tax positions considered effectively settled, the Company recognizes the full amount of the tax benefit.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides the Company’s revenue disaggregated by the timing of revenue recognition:

	Three months ended March 31,
(In thousands)	2023	2022
Transferred at a point in time	$4,920	$12,774
Transferred over time	884	13,247
Total revenue	$5,804	$26,021

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

Deferred Revenue

Changes in the Company’s current deferred revenue balance for the three months ended March 31, 2023 and the year ended December 31, 2022 were as follows:

(In thousands)	Three months ended March 31, 2023	Year ended December 31, 2022
Deferred revenue – beginning of period	$4,112	$3,772
Additions	778	13,392
Interest income on deferred revenue	—	—
Recognized	(1,651)	(13,052)
Deferred revenue – end of period	$3,239	$4,112

Deferred revenue balances primarily consist of customer deposits on the Company’s cultivation and extraction solutions equipment. As of March 31, 2023 and December 31, 2022, all of the Company’s deferred revenue balances were reported as current liabilities in the accompanying consolidated balance sheets.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Supplemental Consolidated Balance Sheet Information

Accounts Receivable

Accounts receivable consisted of the following as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Accounts receivable, gross	$5,687	$5,675
Less allowance for doubtful accounts	(4,490)	(4,605)
Accounts receivable, net	$1,197	$1,070

The changes in the allowance for doubtful accounts consisted of the following:

(In thousands)	Three months ended March 31, 2022	Year ended December 31, 2022
Allowance for doubtful accounts - beginning of period	$4,605	$1,415
(Recovery of) Provision for doubtful accounts	(180)	4,928
Write-offs of uncollectible accounts	—	(1,510)
Other adjustments	65	(228)
Allowance for doubtful accounts - end of period	$4,490	$4,605

Bad debt expense was $0.2 million and $0 for the three months ended March 31, 2023 and 2022, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Other receivables, other	$370	$424
Prepaid expenses, other	449	230
Prepaid insurance	1,964	219
Deferred issuance costs, net	—	463
Prepaid software	197	129
Prepaid materials	10	45
Total prepaid expenses and other current assets	$2,990	$1,510

Property and Equipment, Net

Property and equipment, net consisted of the following as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Leasehold improvements	$1,171	$1,111
Machinery and equipment	1,048	1,049
Software	606	606
Computer and office equipment	641	627
Leased equipment	602	602
Furniture and fixtures	504	504
Research and development laboratory equipment	260	260
Vehicles	136	136
Trade show assets	78	78
Total property and equipment, gross	5,046	4,973
Accumulated depreciation	(2,817)	(2,372)
Construction in progress	7,429	7,443
Total property and equipment, net	$9,658	$10,044

Depreciation expense for the three months ended March 31, 2023 and 2022 was $0.4 million and $0.4 million, respectively.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Non-Current Assets

Other non-current assets consisted of the following as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Security deposits	$153	$153
Long-term deferred commissions expense	—	173
Total other non-current assets	$153	$326

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Accrued acquisition liabilities (1)	$2,818	$3,502
Sales tax payable (2)	5,800	5,950
Accrued construction costs	1,422	2,669
Compensation related fees	925	2,285
Accrued professional fees	540	313
Accrued warranty expenses	613	553
Accrued consulting fees	153	20
Accrued inventory purchases	37	569
Accrued interest expense	171	240
Financing lease liabilities	157	152
Other current liabilities	—	127
Total accrued expenses and other current liabilities	$12,636	$16,380

(1)	Accrued acquisition liabilities includes both the contingent consideration and the value of held back Common Stock associated with the 2022 acquisition of Lab Society and the 2021 acquisitions of Precision, Cascade and PurePressure.

(2)	Sales tax payable primarily represents identified sales and use tax liabilities arising from our acquisition of Precision and Cascade. These amounts are included as part of our initial purchase price allocations and are the subject matter of an indemnification claim under the Precision and Cascade acquisition agreement.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Warranty Costs

The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs:

(In thousands)	March 31, 2023	December 31, 2022
Warranty accrual - beginning of period	$553	$398
Liabilities accrued for warranties issued during the period	60	155
Warranty accrual - end of period	$613	$553

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

At March 31, 2023 and December 31, 2022, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2023				December 31, 2022
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds (included in cash and cash equivalents)	$—	$—	$—	$—	$33	$—	$—	$33
Money market funds	4	—	—	4	—	—	—	—
Cash receivables	10	—	—	10	—	—	—	—
Corporate bonds	—	—	—	—	427	—	—	427
Total assets	$14	$—	$—	$14	$460	$—	$—	$460
Liabilities:
Warrant liabilities - January 2022 warrants	$—	$—	$6	$6	$—	$—	$4	$4
Warrant liabilities - March 2022 warrants	—	—	29	29	—	—	34	34
Warrant liabilities - August 2022 warrants	—	—	71	71	—	—	93	93
Warrant liabilities - December 2022 warrants	—	—	3,207	3,207	—	—	5,854	5,854
Total liabilities	$—	$—	$3,313	$3,313	$—	$—	$5,985	$5,985

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, warrant liabilities, and contingent consideration. Fair value information for each of these instruments as well as other balances of the Company are as follows:

●	Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred revenue liabilities approximate their fair values, based on the short-term nature of these instruments.

●	Marketable securities classified as current held-to-maturity securities are recorded at amortized cost, which at March 31, 2023, approximated fair value.

●	The Company’s deferred consideration was recorded in connection with acquisitions during the three months ended March 31, 2023 and fiscal 2022 using an estimated fair value discount at the time of the transactions. As of March 31, 2023 and December 31, 2022, the carrying value of the deferred consideration approximated fair value, respectively.

●	The Company’s warrant liabilities are marked-to-market each reporting period with the changes in fair value of warrant liabilities recorded in other income (expense), net in the accompanying consolidated statements of operations until the warrants are exercised. The fair value of the warrant liabilities are estimated using a Black-Scholes option-pricing model.

Marketable Securities

As of March 31, 2023, the Company held investments in, municipal bonds and corporate bonds. The municipal and corporate bonds are considered held-to-maturity securities and are recorded at amortized cost in the accompanying consolidated balance sheet. The fair values of these investments were estimated using recently executed transactions and market price quotations. The Company considers current assets as those investments which will mature within the next 12 months including, interest receivable on long-term bonds.

The composition of the Company’s marketable securities are as follows:

(In thousands)	March 31, 2023	December 31, 2022
Current marketable securities:
Money market funds	$4	$—
Cash receivables	10	—
Corporate bonds	—	427
Mutual funds	—	33
	$14	$460

Contingent Consideration

The Company has classified its net liability for contingent earn-out considerations to the sellers relating to one acquisition completed during the first quarter of 2022 and two acquisitions completed during fiscal 2021. The fair value for the contingent consideration associated with these acquisitions is within Level 3 of the fair value hierarchy because the associated fair value is determined using significant unobservable inputs, which included the key assumptions to model future revenue, costs of goods sold and operating expense projections. The company recorded no change in contingent consideration for the three months ended March 31, 2023 The contingent earn-out payments to the sellers for each acquisition are based on the achievement of certain revenue thresholds.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Three months ended March 31, 2023	Year ended December 31, 2022
Contingent consideration – beginning of period	$—	$6,137
Accrued contingent consideration	—	1,420
Accretion of contingent consideration	—	149
Payments made on contingent liabilities	—	(5,550)
Change in estimated fair value	—	(2,156)
Contingent consideration – end of period	$—	$—

The Company included contingent consideration within accrued expenses and other current liabilities on its consolidated balance sheets as of March 31, 2023 and December 31, 2022.

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

Contingent Consideration – Precision and Cascade

The earn-out period for the potential contingent consideration to be earned by the former members of Precision and Cascade concluded on December 31, 2021. The Company, during the second quarter of 2022, increased the amount of the contingent consideration earned by the former members of Precision and Cascade by approximately $121 thousand, to reflect the final contingent consideration amount due. This amount was recorded as an increase in operating expenses during the second quarter of 2022. During the period ended December 31, 2022, the Company made the final payment on the contingent consideration of approximately $5.6 million to the members of Precision and Cascade.

Warrant Liabilities

The estimated fair value of the warrant liabilities on March 31, 2023 is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values represent the Company’s best estimate. The volatility rate is determined utilizing the Company’s own share price and the share price of competitors over time.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation as of March 31, 2023 and for the year ended December 31, 2022:

	As of March 31, 2023	December 31, 2022
Stock price	$3.40	$6.66
Exercise price	$1,496.00	$1,496.00
Expected term (in years)	4.32	4.58
Volatility	126.00%	98.30%
Discount rate - treasury yield	3.67%	4.05%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the three months ended March 31, 2023:

(In thousands)	Three months ended March 31, 2023
Warrant liabilities – beginning of period	$4
Change in estimated fair value	2
Warrant liabilities – end of period	$6

March 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation as of March 31, 2023 and for the year ended December 31, 2022:

	As of March 31, 2023	December 31, 2022
Stock price	$3.40	$6.66
Exercise price	$430.00	$430.00
Expected term (in years)	4.88	5.13
Volatility	123.00%	97.96%
Discount rate - treasury yield	3.61%	3.99%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the three months ended March 31, 2023:

(In thousands)	Three months ended March 31, 2023
Warrant liabilities – beginning of period	$34
Change in estimated fair value	(5)
Warrant liabilities – end of period	$29

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation as of March 31, 2023 and for the year ended December 31, 2022:

	As of March 31, 2023	December 31, 2022
Stock price	$3.40	$6.66
Exercise price	$246.00	$246.00
Expected term (in years)	4.88	5.13
Volatility	123.00%	97.96%
Discount rate - treasury yield	3.61%	3.99%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the three months ended March 31, 2023:

(In thousands)	Three months ended March 31, 2023
Warrant liabilities – beginning of period	$93
Change in estimated fair value	(22)
Warrant liabilities – end of period	$71

December 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation as of March 31, 2023 and for the year ended December 31, 2022:

	As of March 31, 2023	December 31, 2022
Stock price	$3.40	$6.66
Exercise price	$13.00	$13.00
Expected term (in years)	4.88	4.98
Volatility	123.00%	98.00%
Discount rate - treasury yield	3.61%	3.99%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the three months ended March 31, 2023:

(In thousands)	Three months ended March 31, 2023
Warrant liabilities – beginning of period	$5,854
Change in estimated fair value	(2,647)
Warrant liabilities – end of period	$3,207

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2022, the Company established a reserve of approximately $12.5 million specifically related to Greenstone. Greenstone is a related party because one of the Company’s former Agrify Brands employees and its VP of Engineering had a minority ownership. The Company established the reserve based upon its review of Greenstone’s financial stability, which would impact collectability, which is primarily the result of unfavorable market conditions within the Colorado market. The Company will continue to monitor the operations of Greenstone in an effort to collect all outstanding receivables but due to the uncertain nature of Greenstone’s business at this time the Company has made the decision to place a reserve against the receivables. During the quarter ended March 31, 2023 the Greenstone loan was fully written off against the reserve as a result of the sale of Greenstone to Denver Greens. It was agreed that Denver Greens would not have to pay back Greenstone’s Loan.

The breakdown of loans receivable by customer as of March 31, 2023 and December 31, 2022 were as follows:

(In thousands)	March 31, 2023	December 31, 2022
Bud & Mary’s – TTK Solution	$14,691	$14,691
Greenstone – TTK Solution – Related Party	12,457	12,457
Company Customer Number 136 – TTK Solution	9,013	9,048
Company Customer Number 125 – TTK Solution	6,517	5,890
Company Customer Number 71 – Non-TTK Solution (1)	3,178	3,178
Allowance for doubtful accounts (2)	(33,050)	(33,050)
Total loan receivable	$12,806	$12,214

(1)	The current portion of loan receivable is included within Note 3 – Supplemental Consolidated Balance Sheet Information, included elsewhere in the notes to the consolidated financial statements.

(2)	The balance was written off at December 31, 2022 due to the cancellation of this TTK Solution project.

(3)	The Company established an allowance for doubtful accounts of approximately $14.7 million related to Bud & Mary’s ongoing litigation. Approximately $12.5 million relates to Greenstone, which is a related party because one of the Company’s former Agrify Brands employees and its VP of Engineering had a minority ownership, consisting of capital advances, accrued interest, and VFUs sales. Approximately $4.5 million relates to Hannah, and $1.4 million relates to WhiteCloud.

At this time, the Company is not aware of, nor has it identified any risk or potential performance failure associated with any of its TTK Solution arrangements, other than the noted exceptions of Bud & Mary’s TTK Solution and Greenstone TTK Solution, which is a related party, as described above.

The Company analyzed whether any of the above customers are a VIE in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. Based on the Company’s analysis, the Company has determined that Greenstone, which is a related party because one of the Company’s former Agrify Brands employees and its VP of Engineering had a minority ownership, is a VIE. As of March 31, 2023, two of the Company’s employees own approximately 36.6% of the equity of Greenstone, however, since the Company is not the primary beneficiary and does not hold significant influence over Greenstone business decisions, the Company is not required to consolidate Greenstone.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Inventory consisted of the following as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Raw materials	$25,397	$24,960
Prepaid inventory	14,021	15,506
Finished goods	7,766	13,689
Inventory for resale	5,233	—
Inventory, gross	52,417	54,155
Inventory reserves	(32,422)	(32,759)
Total inventory, net	$19,995	$21,396

Inventory Reserves

The Company establishes an inventory reserve for obsolete, slow moving, and defective inventory. The Company calculates inventory reserves for obsolete, slow moving, or defective items as the difference between the cost of inventory and its estimated net realizable value. The reserves are based upon management’s expected method of disposition.

Changes in the Company’s inventory reserve are as follows:

(In thousands)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Inventory reserves – beginning of period	$32,759	$942
(Decrease) increase in inventory reserves	(337)	31,817
Inventory reserves – end of period	$32,422	$32,759

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

During the three-month ended June 30, 2022, the Company’s market capitalization fell below total net assets. In addition, financial performance continued to weaken during the quarter, which was contrary to prior experience. Management reassessed business performance expectations, following persistent adverse developments in equity markets, deterioration in the environment in which the Company operates, lower-than-expected sales, and an increase in operating expenses. These indicators, in the aggregate, required impairment testing for goodwill and intangible assets.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in goodwill consisted of the following:

(In thousands)	Year ended December 31, 2022
Goodwill - beginning of period	$50,090
Goodwill acquired during period	4,368
Goodwill purchase accounting adjustment	289
Goodwill impairment loss	(54,747)
Goodwill - end of period	$—

Intangible assets, net as of December 31, 2022 were as follows:

	Intangible Assets, Gross			Accumulated Amortization and Impairment			Intangible Assets, Net
(In thousands)	January 1, 2022	Additions and Retirements, net	December 31, 2022	January 1, 2022	Expense and Retirements, net	December 31, 2022	January 1, 2022	December 31, 2022
Trade names	$2,418	$317	$2,735	$(227)	$(2,508)	$(2,735)	$2,191	$—
Customer Relationships	6,176	713	6,889	(302)	(6,587)	(6,889)	5,874	—
Acquired developed Technology	4,911	1,432	6,343	(191)	(6,152)	(6,343)	4,720	—
Non-compete	1,202	—	1,202	(60)	(1,142)	(1,202)	1,142	—
Capitalized website costs	245	—	245	(100)	(145)	(245)	145	—
Total	$14,952	$2,462	$17,414	$(880)	$(16,534)	$(17,414)	$14,072	$—

Note 8 — Debt

The Company’s debt consisted of:

(In thousands)	March 31, 2023	December 31, 2022
Note payable – Exchange Note	$21,669	$31,975
PPP Loan	611	656
Navitas loan	—	23
Other notes payable (1)	1,442	—
Total debt	23,722	32,654
Less: unamortized debt premium (discount)	916	(3,415)
Total debt, net of debt discount	24,638	29,239
Less: current portion, net of current unamortized debt discount	(2,084)	(28,832)
Long-term debt	$22,554	$407

(1)	Other notes payable relates to a one-year insurance premium that was financed over nine-months.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Modification of Notes Payable

On March 8, 2023, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement” or “Second Amendment”) with the High Trail Special Situations LLC. Pursuant to the Exchange Agreement, at closing the Company will prepay approximately $10.3 million in principal amount under the August 2022 Note and exchange $10.0 in principal amount of the remaining balance of the August 2022 Note for a new senior secured convertible note (the “Convertible Note”) with an original principal amount of $10.0 million. After the closing of the Exchange Agreement, the August 2022 Note will remain outstanding with a remaining balance of $11.7 million (the “Modified August 2022 Note” and, collectively with the Convertible Note, the “Notes”).

This exchange was deemed to be an extinguishment under ASC 470, as the modified debt added a substantive conversion option that was not inherent in the August 2022 Note. As a result, the Company recognized a loss on the extinguishment of debt of $4,619,846.

Convertible Notes

On March 8, 2023, as a result of the Exchange Agreement, the Company issued a Convertible Note to High Trail Special Situations LLC (the “Lender”) with a principal balance of $10 million. The Convertible Note bears a 9.0% annualized interest rate, with interest to be paid monthly, in cash, beginning April 1, 2023. The principal amount of the Convertible Note will be payable on the Maturity Date, provided that the Lender will be entitled to a cash sweep of 30% of the proceeds of any at-the-market equity offering and 20% of the proceeds received by the Company in connection with any other equity financing, which will reduce the outstanding principal amount under the August 2022 Note or the Convertible Note.

At any time, the Company may prepay all of the Convertible Note by redemption at a price equal to 102.5% of the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest. The Lender will also have the option of requiring the Company to redeem the Convertible Note (i) on August 19, 2023 or August 19, 2024 at a price equal to the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest, provided that the redemption right on August 19, 2023 will not be exercisable if the Company raises at least $8.0 million in gross proceeds from equity offerings prior to such date, or (ii) if the Company undergoes a fundamental change (as defined below) at a price equal to 102.5% of the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest.

The Convertible Note will impose certain customary affirmative and negative covenants upon the Company, as well as covenants that will (i) restrict the Company and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, (ii) restrict the ability of the Company and its subsidiaries from making certain investments, subject to specified exceptions, and (iii) restrict the declaration of any dividends or other distributions, subject to specified exceptions. If an event of default under the Convertible Note occurs, the Lender can elect to redeem the Convertible Note for cash equal to (A) 115% of the then-outstanding principal amount of the Convertible Note (or such lesser principal amount accelerated by the Investor), plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 15% from the date of a default or event of default, or, only in connection with certain events of default, (B) the greater of the amount under clause (A) or the sum of (i) 115% of the product of (a) the conversion rate in effect as of the trading day immediately preceding the date that the Lender delivers a notice of acceleration; (b) the total then outstanding principal amount under the Convertible Note (in thousands); and (c) the greater of (1) the highest daily volume weighted average price (“VWAP”) per share of Common Stock occurring during the fifteen consecutive trading days ending on, and including, the trading day immediately before the date the Lender delivers such notice and (2) the highest daily VWAP per share of Common Stock occurring during the fifteen consecutive trading days ending on, and including, the trading immediately before the date the applicable event of default occurred and (ii) the accrued and unpaid interest on the Convertible Note.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Until the date the Convertible Note is fully repaid, the Lender will have, subject to certain exceptions, the right to participate for up to 30% of any offering of debt, equity (other than an offering of solely Common Stock), or equity-linked securities, including without limitation any debt, preferred stock or other instrument or security, of the Company or its subsidiaries.

If the Lender elects to convert the Convertible Note, the conversion price per share will be $0.3820, subject to customary adjustments for certain corporate events. The conversion of the Convertible Note will be subject to certain customary conditions. The Convertible Note may not be converted into shares of Common Stock if such conversion would result in the Lender and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of Common Stock, provided that upon 61 days’ notice, such ownership limitation may be adjusted by the Lender, but in any case, to no greater than 9.99%.

The Company evaluated the embedded features in accordance with ASC 815-15-25 and the determined embedded features are not required to be bifurcated and separately measured at fair value.

Interest expense related to the Convertible Notes described above was $170,974 for the three months ended March 31, 2023. Accrued interest totaled $170,974 as of March 31, 2023.

The following table summarizes the short-term and long-term portions of the Exchange Note as of March 31, 2023:

(In thousands)	Short-Term	Long-Term	Notes payable, net
Principal	$—	21,669	21,669
Unamortized premium	366	550	916
Net carrying amount	$366	$22,219	$22,585

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2023, future minimum payments were as follows:

Years ending December 31 (In thousands),
Remaining 2023	$1,646
2024	287
2025	21,789
Total future payments	$23,722

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

The breakdown of PPP Loan balances by current and non-current as of March 31, 2023 and December 31, 2022 were as follows:

(In thousands)	Balance Sheet Location	March 31, 2023	December 31, 2022
PPP Loan, current	Long-term debt, current	$280	$255
PPP Loan, non-current	Long-term debt,	331	401
Total PPP Loan outstanding		$611	$656

Note 9 — Leases

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

As the implicit interest rate in its leases was generally not known, the Company’s used its incremental borrowing rate as the discount rate for purposes of determining the present value of its lease liabilities. At March 31, 2023, the Company’s weighted-average discount rate utilized for its leases was 7.33%.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had several non-cancellable operating leases for corporate offices, warehouses, showrooms, research and development facilities and vehicles. The Company’s leases have remaining lease terms of one year to five years, some of which include options to extend. Some leases include payment for communal area maintenance associated with the property.

Additional information on the Company’s operating and financing lease activity was as follows:

	Three months ended March 31,
(In thousands)	2023	2022
Operating lease cost	$236	$254
Finance lease cost:
Amortization of right-of-use assets	45	48
Interest on lease liabilities	6	9
Short-term lease cost	—	—
Total lease cost	$287	$311

	March 31, 2023	March 31, 2022
Weighted-average remaining lease term – operating leases	3.54 years	2.27 years
Weighted-average remaining lease term – finance leases	2.09 years	2.78 years
Weighted-average discount rate – operating leases	6.83%	6.63%
Weighted-average discount rate – finance leases	7.83%	8.01%

(In thousands)	Balance Sheet Location	March 31, 2023	December 31, 2022
Assets
Right-of-use assets, net	Right-of-use, net	$2,343	$2,210
Finance lease assets	Property and equipment, net	602	261
Liabilities
Operating lease liabilities, current	Operating lease liabilities, current	798	734
Operating lease liabilities, non-current	Operating lease liabilities, non-current	1,707	1,587
Total operating lease liabilities		$2,505	$2,321

Finance lease liabilities, current	Accrued expenses and other current liabilities	157	152
Finance lease liabilities, non-current	Other non-current liabilities	112	147
Total finance lease liabilities		$269	$299

Maturities of operating and finance lease liabilities as of March 31, 2023 are as follows:

Years ending December 31 (In thousands),	Operating lease	Finance lease

Remaining 2023	$729	$136
2024	764	91
2025	647	50
2026	500	16
2027	202	—
Total minimum lease payments	2,842	293
Less imputed interest	(337)	(24)
Total lease liabilities	$2,505	$269

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stockholders’ Equity

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

On March 1, 2023, the Company further increased its authorized number of shares to 13,000,000, consisting of: 10,000,000 shares of Common Stock, par value $0.001 per share and 3,000,000 shares of preferred stock, par value $0.001 per share.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Confidentially Marketed Public Offering

On December 16, 2022, the Company issued 594,232 shares of its Common Stock, Pre-Funded 2022 Warrants to purchase 75,000 shares of its Common Stock and accompanying December 2022 Warrants to purchase 1,338,471 shares of the Company’s Common Stock. The Company received net proceeds from the Offering of approximately $8.2 million, after deducting underwriting discounts and commissions and estimated expenses. The Company intends to use the net proceeds from the Offering, together with its existing cash resources, for working capital and general corporate purposes, which may include capital expenditures and repayment of debt.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stock-Based Compensation and Employee Benefit Plans

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which replaced the 2020 Stock Option Plan (the “2020 Plan”). The 2022 Plan provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards and cash-based awards. The aggregate number of shares of Common Stock that may be reserved and available for grant and issuance under the 2022 Plan is 26,483 shares, which includes the 10,000 shares authorized under the 2022 Plan, plus the rollover of 16,483 issued and outstanding awards under the 2020 Plan. Shares will be deemed to have been issued under the 2022 Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the 2020 Plan or the 2022 Plan expires, is canceled, terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2022 Plan. The 2022 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors. As of March 31, 2023, there were 13,123 shares of Common Stock available to be granted under the Company’s 2022 Plan.

The Company’s stock compensation expense was $0.9 million and $4.3 million for the three months ended March 31, 2023 and 2022, respectively.

Stock Options

Stock options granted under the Company’s 2022 Plan are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s Common Stock on the date of grant. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying Common Stock, expected option life, and expected volatility in the market value of the underlying Common Stock. No stock options were granted during the three months ended March 31, 2023.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents option activity under the Company’s stock option plans for the three months ended March 31, 2023 and 2022:

(In thousands, except share and per share data)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	13,439	$1,518.05	$—
Granted	—	—
Exercised	(104)	6.67
Forfeited	(196)	—
Expired	(16)	871.05
Options outstanding at March 31, 2023	13,123	$1,553.49	$—

Options vested and exercisable as of March 31, 2023	10,562	$1,337.29
Options vested and expected to vest as of March 31, 2023	12,124	$1,498.89

As of March 31, 2023, total unrecognized compensation expense related to unvested options under the Company’s 2022 Plan was $2.4 million, which is expected to be recognized over a weighted average period of 0.95 years.

The following table summarizes information about options vested and exercisable at March 31, 2023:

	Options Vested and Exercisable
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$456.00	3,758	6.07	$456.00
$972.00	3,511	5.84	$972.00
$1,536.00	17	6.02	$1,536.00
$1,840.00	104	8.76	$1,840.00
$2,768.00	3,173	7.21	$2,768.00

The following table summarizes information about options expected to vest after March 31, 2023:

	Options Vested and Expected to Vest
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$456.00	3,758	6.07	$456.00
$972.00	3,565	5.84	$972.00
$1,536.00	50	6.02	$1,536.00
$1,840.00	250	8.76	$1,840.00
$2,768.00	4,500	7.21	$2,768.00

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Under the 2022 Plan, the Company may grant restricted stock units to employees, directors and officers. The restricted stock units granted generally vest equally over periods ranging from one to three years. The fair value of restricted stock units is determined based on the closing market price of the Company’s Common Stock on the date of grant. Compensation expense related to the restricted stock units is recognized using a straight-line attribution method over the vesting period.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	7,691	$230.75
Granted	—	0
Vested	(17)	230.08
Forfeited	(1,367)	230.08
Unvested at March 31, 2023	6,307	$230.08

As of March 31, 2023, total unrecognized compensation expense related to unvested restricted stock units was $1.2 million, which is expected to be recognized over a weighted average period of 2.20 years.

2022 Employee Stock Purchase Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Employee Stock Purchase Plan (“ESPP”). The Company has initially reserved 2,500 shares of Common Stock for issuance under the ESPP. On March 31, 2023, 2,500 shares were available for future issuance.

Under the ESPP, eligible employees are granted options to purchase shares of Common Stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about August 1 and February 1 and are exercisable on or about the succeeding January 31 and July 31, respectively, of each year. No participant may purchase more than $25 thousand worth of Common Stock annually. No Common Stock was granted under the 2022 ESPP during the three months ended March 31, 2023.

Employee Benefit Plan

The Company maintains an employee’s savings and retirement plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). All full-time U.S. employees become eligible to participate in the 401(k) Plan. The Company’s contribution to the 401(k) Plan is discretionary. During the three months ended March 31, 2023, the Company did not contribute to the 401(k) Plan.

Note 12 — Stock Warrants

The following tables present all warrant activity of the Company for the three months ended March 31, 2023 and 2022:

	Number of Warrants	Weighted-Average Exercise Price
Warrants outstanding at December 31, 2022	1,530,001	$38.07
Granted	—	—
Exercised	(35,000)	—
Warrants outstanding at March 31, 2023	1,495,001	38.07

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Warrants	Weighted-Average Exercise Price
Warrants outstanding at December 31, 2021	1,358	$4
Granted	57,339	$1,204
Exercised	(7,917)	$—
Warrants outstanding at March 31, 2022	50,780	$1,360

The Company received proceeds from the exercise of warrants of $0 and $1 thousand for the three months ended March 31, 2023 and 2022, respectively.

Note 13 — Income Taxes

The Company’s quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the period presented. To determine the annual effective tax rate, the Company estimates both the total income (loss) before income taxes for the full year and the jurisdictions in which that income (loss) is subject to tax. The actual effective tax rate for the full year may differ from these estimates if income (loss) before income taxes is greater than or less than what was estimated or if the allocation of income (loss) to jurisdictions in which it is taxed is different from the estimated allocations.

The provision for income taxes represents Federal and state and local income taxes. The effective rate differs from statutory rates due to the effect of certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition de-recognition or re-measurement of a tax position taken in a prior annual period is recognized separately in the quarter of the change.

Tax contingencies are recorded, if needed, to address potential exposure involving tax positions the Company has taken that could be challenged by tax authorities. These potential exposures could result from applications of various statutes, rules, regulations and interpretations. Any estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions. Any interest and penalties related to uncertain tax positions would be included as part of the income tax provision. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.

Note 14 — Net Loss Per Share

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of basic and diluted net loss per share were as follows:

	Three months ended March 31,
(In thousands, except share and per share data)	2023	2022
Numerator:
Net income (loss) attributable to Agrify Corporation	(10,327)	1,780
Net income (loss) available for common shareholders	(10,327)	1,780
Denominator:
Weighted-average common shares outstanding – basic	1,072,292	122,946
Weighted-average common shares outstanding – diluted	1,072,292	129,045
Net income (loss) per share attributable to Common Stockholders – basic	$(9.63)	$14.48
Net income (loss) per share attributable to Common Stockholders – diluted	$(9.63)	$13.79

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

	Three months ended March 31,
	2023	2022
Shares subject to outstanding stock options	10,562	19,395
Shares subject to unvested restricted stock units	6,307	—
Shares subject to outstanding warrants	1,495,001	4,830
	1,511,870	24,225

Note 15 — Commitments and Contingencies

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

If the Company is unable to realize revenue from its TTK Solution offerings on a timely basis or at all, or if it incurs an additional loss as a result of the Bud & Mary’s claim, the Company’s business and financial performance will be adversely affected. On November 14, 2022, the Company filed its answers and affirmative defenses to the Bud & Mary’s complaint and counterclaims. The Company is seeking, among other relief, monetary damages in connection with the breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and enforcement of the guarantees. Bud & Mary’s is permitted to file an amended complaint during October 2023, and Agrify will be permitted to make responsive filings, which may include an answer and counterclaim.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bowdoin Construction Corp. Litigation

On February 22, 2023, Bowdoin Construction Corp. (“Bowdoin”) filed a complaint (the “Bowdoin Complaint”) in the Superior Court of Massachusetts in Norfolk County naming the Company, Bud & Mary’s and certain related parties as defendants, captioned Bowdoin Construction Corp. v. Agrify Corporation, Bud & Mary’s Cultivation, Inc. and BMLC2, LLC, case no. 2382CV00173. The Bowdoin Complaint relates to a construction contract between Bowdoin and the Company relating to the property that is the subject of the Bud & Mary’s Complaint, and alleges breach of contract by Bud & Mary’s and by the Company due to nonpayment of approximately $6.3 million due under the contract and related indemnification claims and mechanics’ liens. The Company is entitled to indemnification by Bud & Mary’s and intends to vigorously defend this claim.

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

On March 2, 2023, Mack filed an arbitration action seeking the amounts owed to Mack for purchased inventory. On October 27, 2023, and effective as of October 18, 2023, Mack and the Company entered into a Modification and Settlement Agreement with respect to the dispute. See Note 17 – Subsequent Events.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 11, 2022, the Company received a $9.4 million invoice from Mack for inventory purchased on the Company’s behalf to build VFUs. As part of the terms of the contract manufacturing agreement, Mack had the contractual right to bill the Company for any inventory that had aged greater than nine months. Due to the slowdown in the demand for the VFUs and the lack of a demand forecast that the Company could provide to the vendor, Mack exercised the right to invoice the Company for the slow-moving inventory. As of March 31, 2023, the Company owed Mack $8.4 million for purchased inventory on behalf of the Company to produce VFUs, which is included in accounts payable in the consolidated balance sheet. On October 27, 2023, and effective as of October 18, 2023, Mack and the Company entered into a Modification and Settlement Agreement with respect to the dispute. See Note 17 – Subsequent Events.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Refer to Note 8 – Debt, included elsewhere in the notes to the consolidated financial statements for details of the Company’s future minimum debt payments. Refer to Note 9 – Leases, included elsewhere in the notes to the consolidated financial statements for details of the Company’s future minimum lease payments under operating and financing lease liabilities. Refer to Note 13 – Income Taxes, included elsewhere in the notes to the consolidated financial statements for information regarding income tax contingencies

Note 16 — Related Parties

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

The following table describes the net purchasing (sales) activity with entities identified as related parties to the Company:

	Three months ended March 31,
(In thousands)	2023	2022
Bluezone	$4	$5
Cannae Policy Group	—	25
Topline Performance Group	(1)	32
NEIA	(43)	(634)
Greenstone Holdings	(2)	(637)
Valiant Americas, LLC	—	4,951

The following table summarizes net related party (payable) receivable as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
NEIA	$1,344	$—
Valiant Americas, LLC	—	(1)
Topline Performance Group	—	1

Note 17 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

Nasdaq Deficiency Notices

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Securities Exchange Agreement

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

Discontinuance of the ATM Program

The ATM Program was discontinued after April 1, 2023.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Quarterly Report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on November 27, 2023 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The August 2022 Warrants each provide that in no event will the number of shares of Common Stock issued upon exercise of such warrants result in the holder’s beneficial ownership exceeding 4.99% of our shares of Common Stock outstanding at the time of exercise (which percentage may be decreased or increased by the holder, but to no greater than 9.99). Additionally, the August 2022 Warrants could not be exercised for more than an aggregate of 26,542 shares of Common Stock unless and until shareholder approval is obtained, which approval was obtained on October 14, 2022.

March 2023 Securities Exchange Agreement

On March 9, 2023 we entered into senior note with High Trail Special Situations LLC (“Holder”). for value received, promises to pay to High Trail Special Situations LLC (the “Initial Holder”), or its registered assigns, the principal sum of ten million dollars ($10,000,000) (such principal sum, the “Principal Amount”) on August 19, 2025, and to pay any outstanding interest thereon, as provided in this Note, in each case as provided in and subject to the other provisions of this Note, including the earlier redemption, repurchase or conversion of this Note.

Modification of Notes Payable

On March 8, 2023, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement” or “Second Amendment”) with the High Trail Special Situations LLC. Pursuant to the Exchange Agreement, at closing the Company will prepay approximately $10.3 million in principal amount under the August 2022 Note and exchange $10.0 in principal amount of the remaining balance of the August 2022 Note for a new senior secured convertible note (the “Convertible Note”) with an original principal amount of $10.0 million. After the closing of the Exchange Agreement, the August 2022 Note will remain outstanding with a remaining balance of $11.7 million (the “Modified August 2022 Note” and, collectively with the Convertible Note, the “Notes”).

This exchange was deemed to be an extinguishment under ASC 470, as the modified debt added a substantive conversion option that was not inherent in the August 2022 Note. As a result, the Company recognized a loss on the extinguishment of debt of $4,619,846.

Convertible Notes

On March 8, 2023, as a result of the Exchange Agreement, the Company issued a Convertible Note to High Trail Special Situations LLC (the “Lender”) with a principal balance of $10 million. The Convertible Note bears a 9.0% annualized interest rate, with interest to be paid monthly, in cash, beginning April 1, 2023. The principal amount of the Convertible Note will be payable on the Maturity Date, provided that the Lender will be entitled to a cash sweep of 30% of the proceeds of any at-the-market equity offering and 20% of the proceeds received by the Company in connection with any other equity financing, which will reduce the outstanding principal amount under the August 2022 Note or the Convertible Note.

At any time, the Company may prepay all of the Convertible Note by redemption at a price equal to 102.5% of the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest. The Lender will also have the option of requiring the Company to redeem the Convertible Note (i) on August 19, 2023 or August 19, 2024 at a price equal to the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest, provided that the redemption right on August 19, 2023 will not be exercisable if the Company raises at least $8.0 million in gross proceeds from equity offerings prior to such date, or (ii) if the Company undergoes a fundamental change (as defined below) at a price equal to 102.5% of the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest.

The Convertible Note will impose certain customary affirmative and negative covenants upon the Company, as well as covenants that will (i) restrict the Company and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, (ii) restrict the ability of the Company and its subsidiaries from making certain investments, subject to specified exceptions, and (iii) restrict the declaration of any dividends or other distributions, subject to specified exceptions. If an event of default under the Convertible Note occurs, the Lender can elect to redeem the Convertible Note for cash equal to (A) 115% of the then-outstanding principal amount of the Convertible Note (or such lesser principal amount accelerated by the Investor), plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 15% from the date of a default or event of default, or, only in connection with certain events of default, (B) the greater of the amount under clause (A) or the sum of (i) 115% of the product of (a) the conversion rate in effect as of the trading day immediately preceding the date that the Lender delivers a notice of acceleration; (b) the total then outstanding principal amount under the Convertible Note (in thousands); and (c) the greater of (1) the highest daily volume weighted average price (“VWAP”) per share of Common Stock occurring during the fifteen consecutive trading days ending on, and including, the trading day immediately before the date the Lender delivers such notice and (2) the highest daily VWAP per share of Common Stock occurring during the fifteen consecutive trading days ending on, and including, the trading immediately before the date the applicable event of default occurred and (ii) the accrued and unpaid interest on the Convertible Note.

Until the date the Convertible Note is fully repaid, the Lender will have, subject to certain exceptions, the right to participate for up to 30% of any offering of debt, equity (other than an offering of solely Common Stock), or equity-linked securities, including without limitation any debt, preferred stock or other instrument or security, of the Company or its subsidiaries.

If the Lender elects to convert the Convertible Note, the conversion price per share will be $0.3820, subject to customary adjustments for certain corporate events. The conversion of the Convertible Note will be subject to certain customary conditions. The Convertible Note may not be converted into shares of Common Stock if such conversion would result in the Lender and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of Common Stock, provided that upon 61 days’ notice, such ownership limitation may be adjusted by the Lender, but in any case, to no greater than 9.99%.

The Company evaluated the embedded features in accordance with ASC 815-15-25 and determined the embedded features are not required to be bifurcated and separately measured at fair value.

Interest expense related to the Convertible Notes described above was $170,974 for the three months ended March 31, 2023. Accrued interest totaled $170,974 as of March 31, 2023.

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

If a contract has payment terms that differ from the timing of revenue recognition, we will assess whether the transaction price for those contracts include a significant financing component. We have elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, we impute interest on such contracts at an agreed upon interest rate and will present the financing components separately as financial income. For the three months ended March 31, 2023 and 2022, we did not have any such financial income.

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

We recognize the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized but is tested for impairment annually on December 2 or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. The Company has determined it is a single reporting unit for the purpose of conducting the goodwill impairment assessment. A goodwill impairment charge is recorded if the amount by which the Company’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in the Company’s market value as a result of a significant decline in the Company’s stock price. There have been no impairment charges recorded for three months ended March 31, 2023 and 2022, respectively.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(In thousands, except share and per share data)	2023	2022
Revenue (including $46 and $863 from related parties, respectively)	$5,804	$26,021
Cost of goods sold	4,816	21,851
Gross profit	988	4,170

General and administrative	6,931	9,759
Selling and marketing	1,590	2,090
Research and development	735	2,084
Change in contingent consideration	(684)	—
Total operating expenses	8,572	13,933
Loss from operations	(7,584)	(9,763)
Interest (expense) income, net	(799)	559
Change in fair value of warrant liabilities	2,672	10,785
Other income (expense)	4	—
Loss on extinguishment of notes payable	(4,620)	—
Other income (expense), net	(2,743)	11,344
Net (loss) income before income taxes	(10,327)	1,581
Income tax benefit	—	200
Net (loss) income	(10,327)	1,781
Income attributable to non-controlling interest	—	(1)
Net (loss) income attributable to Agrify Corporation	$(10,327)	$1,780
Net (loss) income per share attributable to Common Stockholders – basic	$(9.63)	$14.48
Net (loss) income per share attributable to Common Stockholders – diluted	$(9.63)	$13.79
Weighted average common shares outstanding - basic (1)	1,072,292	122,946
Weighted average common shares outstanding - diluted (1)	1,072,292	129,045

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

The following table provides a breakdown of our revenue for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(In thousands)	2023	2022	Change	% Change
Cultivation solutions, including ancillary products and services	$169	$382	$(213)	(56)%
Agrify Insights software	30	1	29	2900%
Facility build-outs	627	13,211	(12,584)	(95)%
Extraction solutions	4,978	12,427	(7,449)	100%
Total revenue	$5,804	$26,021	$(20,217)	(78)%

Revenues decreased by $20.2 million, or 78% for the three months ended March 31, 2023 compared to the same period in 2022. The comparative decrease in revenue was generated primarily from decreases in revenue from factory build-outs and extraction solutions. Extraction division revenues totaled $5.0 million in the first quarter of 2023. Additionally, design and build revenues decreased by $12.6 million due to the continued build-out of facilities under our TTK Solutions.

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

The following table provides a breakdown of our cost of goods sold for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(In thousands)	2023	2022	Change	% Change
Cultivation solutions, including ancillary products and services	$533	$405	$128	32%
Agrify Insights software	—	—	—	—%
Facility build-outs	720	13,076	(12,356)	(94)%
Extraction solutions	3,563	8,370	(4,807)	100%
Total cost of goods sold	$4,816	$21,851	$(17,035)	(78)%

Cost of goods sold decreased by $17.0 million, or 78%, for the three months ended March 31, 2023 compared to the same period in 2022. The comparative quarterly decrease in cost of goods sold is associated with decreases in cost of goods sold related to factory build-outs and extraction solutions.

Gross Profit (Loss)

	Three months ended March 31,
(In thousands)	2023	2022	Change	% Change
Gross profit	$988	$4,170	$(3,182)	(76)%

Gross profit totaled $1.0 million, or 17.0% of total revenue during the three months ended March 31, 2023 compared to a gross loss of $4.2 million, or 16.0% of total revenue during the three months ended March 31, 2022. The comparative $3.2 million first-quarter year over year decrease in gross profit, as well as the comparative decrease in gross profit margin, is primarily attributable to a smaller decrease in costs of goods sold relative to the decrease in revenue for the period. During the first quarter of 2023, we realized a gross profit margin of 28% associated with our extraction solutions revenue, while we realized a gross profit margin of approximately (215)% on our cultivation-related revenues.

On a forward-looking basis, with the full year benefit of anticipated margin contribution associated with the extraction-related revenue contributions, the Company anticipates that gross margin performance, aided by our extraction-related equipment sales, will be in a mid-teens range. We anticipate that we will be able to improve upon that expected gross profit margin performance once we are able to generate meaningful software and production fee revenues from our TTK Solutions, which we currently expect to begin in the late third or early fourth quarter of 2023.

General and Administrative

	Three months ended March 31,
(In thousands)	2023	2022	Change	% Change
General and administrative	$6,931	$9,759	$(2,828)	(29)%

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

G&A expense decreased by $2.8 million, or 29%, for the three months ended March 31, 2023, compared to the same period in 2022. The decrease is attributable to payroll, benefits and related expenses decrease of $1.3 million, a decrease in acquisition-related expenses of $1.3 million, an increase in consulting and other related expenses of $652 thousand, a decrease in insurance expenses of $207 thousand, a decrease in depreciation and amortization of $639 thousand.

Selling and Marketing

	Three months ended March 31,
(In thousands)	2023	2022	Change	% Change
Selling and marketing	$1,590	$2,090	$(500)	(24)%

Selling and marketing expenses consist primarily of salaries and related costs of personnel, travel expenses, trade shows and advertising expenses.

Selling and marketing expenses decreased by $0.5 million, or 24%, for the three months ended March 31, 2023, compared to the same period in 2022. The decrease is attributable to a decrease in payroll, advertising and trade show expenses, along with an increase in travel and other expenses.

Research and Development

	Three months ended March 31,
(In thousands)	2023	2022	Change	% Change
Research and development	$735	$2,084	$(1,349)	(65)%

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

R&D expense decreased by $$1.3 million, or 65%, for the three months ended March 31, 2023, compared to the same period in 2022. The decrease is attributable to the personnel and facility costs associated with the continued development of our VFUs, specifically related to improving the individual unit cooling and humidity environments.

We expect to continue to invest in future developments of our VFUs, Agrify Insights software and our extraction products. As a percentage of net revenue, R&D expenses were 12.7% of total revenue for the three months ended March 31, 2023, compared to 8.0% for the three months ended March 31, 2022.

Other Income (Expense), Net

	Three months ended March 31,
(In thousands)	2023	2022	Change	% Change
Interest income (expense), net	$(799)	$559	$(1,358)	(243)%
Loss on extinguishment of notes payable	(4,620)	—	$(4,620)	N/A
Change in fair value of warrant liabilities	2,672	10,785	(8,113)	(75)%
Other income (expense)	4	—	4	N/A
Total other income (expense), net	$(2,743)	$11,344	$(14,087)	(124)%

Interest income (expense), net decreased by $1.4 million, or 243%, for the three months ended March 31, 2023, compared to the same period in 2022. The decrease in interest income is attributable mainly to decreases in interest from marketable securities and interest income from TTK Solutions.

The change in fair value of warrant liabilities during the three months ended March 31, 2023 is related to the fair value remeasurement of warrants issued during March, August, and December, 2022.

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

Liquidity and Capital Resources

As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $1.5 million and $— million in restricted cash. Our current working capital needs are to support revenue growth, to fund construction and equipment financing commitments associated with our TTK Solutions, manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements and capital expenditures. We anticipate that we will allocate a significant portion of our current balance of working capital to satisfy the financing requirements of our current and future TTK arrangements. These arrangements require a significant amount of upfront capital necessary to fund construction, associated with facility build-outs, and equipment. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

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

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the three months ended March 31, 2023, and 2022:

(In thousands)	March 31, 2023	March 31, 2022
Net cash (used in) provided by:
Operating activities	$(9,469)	$(30,875)
Investing activities	9,795	(13,365)
Financing activities	(9,307)	87,431
Net increase in cash, cash equivalents, and restricted cash	$(8,981)	$43,191

Cash Flow from Operating Activities

For the three months ended March 31, 2023, we incurred a net loss of $10.3 million, which included $0.4 million related to depreciation and amortization, $— related to amortization of debt issuance costs, $0.9 of stock based compensation expense, and $2.7 related to the change in fair value of warrant liabilities. Net cash was reduced by changes in operating assets and liabilities of $2.6 million.

For the three months ended March 31, 2022, we recorded net income of $1.8 million, which included a non-cash gain related to the remeasurement of warrant liabilities of $10.8 million, non-cash expenses of $1.1 million related to depreciation and amortization, $1.0 million in connection with the issuance and acceleration of stock options, debt issuance costs of $2.7 million, non-cash interest income of $0.4 million related to TTK Solutions, and gain attributed to non-controlling interest in the amount of $1 thousand. Net cash was reduced by a $0.8 million increase in accounts receivable, a $2.4 million decrease in deferred revenue, a $16.4 million increase in inventory due to demand forecast, and a $3.0 million increase in prepaid expenses, a $2.1 million increase in accrued expenses and other current liabilities and $2.8 million decrease in accounts payable.

Cash Flow from Investing Activities

For the three months ended March 31, 2023, net cash provided by investing activities was $9.8 million, which included cash outflows of $0.1 million in net purchases of property, plant and equipment and $0.6 in issuances of notes receivable and cash inflows of $10.4 million related to proceeds from sales of securities.

For the three months ended March 31, 2022, net cash used in investing activities was $13.4 million, which included cash outflows of $6.4 million in net purchases of marketable securities, $3.5 million paid in connection with our 2022 acquisitions of Lab Society, $12.5 million related to the issuance of TTK-related loans receivable, and $3.7 million of expenditures for property and equipment.

Cash Flow from Financing Activities

For the three months ended March 31, 2023, net cash used in financing activities was $9.3 million. Net cash used in financing activities was primarily driven by repayments of notes payable of $10.7 million, proceeds from at-the-market offerings of $1.5 million, and proceeds from ESPP shares of $0.03 million.

For the three months ended March 31, 2022, net cash provided by financing activities was $87.4 million. Net cash provided by financing activities was primarily driven by the Company’s two private placements during 2022. The Company received $65.0 million in net proceeds from our issuance of debt and warrants in a private placement, and $25.8 million in net proceeds from our issuance of Common Stock and warrants in a private placement. Additionally, the Company received $11 thousand in proceeds from the exercise of stock options and warrants. Each of the above inflows of cash was offset by $81 thousand in payments relating to financing leases.

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

The significant accounting policies and estimates that have been adopted and followed in the preparation of our consolidated financial statements are detailed in Note 1 - Overview, Basis of Presentation and Significant Accounting Policies included in our 2022 Annual Report and Note 1 - Overview, Basis of Presentation and Significant Accounting Policies to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no changes in these policies and estimates that had a significant impact on the financial condition and results of operations for the periods covered in this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer concluded that, due to the material weaknesses in our internal control over financial reporting previously identified in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and filed with the SEC on November 27, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

We are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting, including hiring additional qualified personnel, further documentation and implementation of control procedures and the implementation of control monitoring. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the caption Legal Proceedings in Note 15 - Commitments and Contingencies to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which information is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed July 11, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
3.2	Certified of Amendment to the Articles of Incorporation of the Registrant, filed October 17, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2022).
4.1	Form of Senior Secured Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
4.2	Form of Warrant Exchange Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
4.3	Form of Note Exchange Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
10.1†	Separation Agreement of Thomas Massie, dated as of July 8, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
10.2†	Employment Agreement, dated as of July 14, 2022, between the Registrant and Stuart Wilcox (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
10.3††	Exchange Agreement, dated as of August 18, 2022, between Agrify Corporation and the investor listed therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
10.4††	Equity Distribution Agreement, dated as of October 18, 2022, between the Registrant and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2022).
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer
32.1**	Section 1350 Certification of principal executive officer and principal financial and accounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith in accordance with Item 601 (b)(32) of Regulation S-K.

†	Indicates a management contract, compensatory plan, or arrangement.

††	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRIFY CORPORATION

By:	/s/ Raymond Chang
Raymond Chang
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: November 27, 2023