Form 10-Q
period 2023-06-30
Agrify Corp
filed 2023-12-12
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$308	$10,457
Restricted cash	—	10,000
Marketable securities	4	460
Accounts receivable, net of allowance for doubtful accounts of $4,090 and $4,605 at June 30, 2023 and December 31, 2022, respectively	1,348	1,070
Inventory, net of reserves of $32,422 and $32,422 at June 30, 2023 and December 31, 2022, respectively	18,736	21,396
Prepaid expenses and other current assets	2,153	1,510
Total current assets	22,549	44,893
Loan receivable, net of allowance for doubtful accounts of $19,215 and $33,050 at June 30, 2023 and December 31, 2022, respectively	11,257	12,214
Property and equipment, net	9,123	10,044
Operating lease right-of-use assets	2,359	2,210
Other non-current assets	156	326
Total assets	$45,444	$69,687

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,859	$20,543
Accrued expenses and other current liabilities	12,109	16,380
Operating lease liabilities, current	831	734
Long-term debt, current	1,424	28,833
Deferred revenue	3,593	4,112
Total current liabilities	39,816	70,602
Warrant liabilities	4,361	5,985
Other non-current liabilities	86	147
Operating lease liabilities, net of current	1,703	1,587
Long-term debt, net of current	19,152	407
Total liabilities	65,118	78,728

Commitments and contingencies (Note 15)

Stockholders’ (deficit) equity:
Common Stock, $0.001 par value per share, 10,000,000 and 5,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively, 1,622,946 and 1,038,298 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively (1)	2	1
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	244,373	237,875
Accumulated deficit	(264,282)	(247,148)
Total stockholders’ deficit attributable to Agrify	(19,907)	(9,272)
Non-controlling interests	233	231
Total liabilities and stockholders’ equity	$45,444	$69,687

(1)	Periods presented have been adjusted to reflect the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation, and Significant Accounting Policies, included in the notes to the consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue (including $0, $1,129, $46, and $1,763 from related parties, respectively)	$5,066	$19,329	$10,870	$45,350
Cost of goods sold	4,466	17,717	9,282	39,568
Gross profit	600	1,612	1,588	5,782

General and administrative	4,819	19,378	11,750	29,137
Selling and marketing	1,120	2,332	2,710	4,422
Research and development	643	2,438	1,378	4,522
Change in contingent consideration	(638)	(907)	(1,322)	(907)
Impairment of goodwill and intangible assets	—	69,904	—	69,904
Total operating expenses	5,944	93,145	14,516	107,078
Loss from operations	(5,344)	(91,533)	(12,928)	(101,296)
Interest expense, net	(400)	(3,311)	(1,199)	(2,752)
Change in fair value of warrant liabilities	(1,048)	20,181	1,624	30,966
Gain (loss) on extinguishment of notes payable	(11)	—	(4,631)	—
Other expense, net	(4)	—	—	—
Other (expense) income, net	(1,463)	16,870	(4,206)	28,214
Net loss before income taxes	(6,807)	(74,663)	(17,134)	(73,082)
Income tax benefit	—	62	—	262
Net loss	(6,807)	(74,601)	(17,134)	(72,820)
(Income) loss attributable to non-controlling interests	2	(3)	2	(4)
Net loss attributable to Agrify Corporation	$(6,805)	$(74,604)	$(17,132)	$(72,824)
Net loss per share attributable to Common Stockholders – basic and diluted	$(4.39)	$(561.31)	$(13.05)	$(569.13)
Weighted average common shares outstanding – basic and diluted (1)	1,549,669	132,911	1,312,299	127,956

(1)	Periods presented have been adjusted to reflect the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding reverse stock splits may be found in Note 1 – Overview, Basis of Presentation, and Significant Accounting Policies, included in the notes to the consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Preferred A Stock		Additional	Accumulated	Total Stockholders’ Equity attributable to	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Agrify	Interests	Equity
Balance at January 1, 2022	111,035	$—	—	$—	$196,034	$(58,975)	$137,059	$365	$137,424
Stock-based compensation	—	—	—	—	953	—	953	—	953
Issuance of Common Stock and warrants in private placement	12,252	—	—	—	14,800	—	14,800	—	14,800
Acquisition of Lab Society	1,490	—	—	—	1,903	—	1,903	—	1,903
Exercise of options	21	—	—	—	10	—	10	—	10
Exercise of warrants	7,916	—	—	—	1	—	1	—	1
Net income	—	—	—	—	—	1,780	1,780	1	1,781
Balance at March 31, 2022	132,714	—	—	—	213,701	(57,195)	156,506	366	156,872
Stock-based compensation	—	—	—	—	940	—	940	—	940
Exercise of options	21	—	—	—	10	—	10	—	10
Exercise of warrants	222	—	—	—	1	—	1	—	1
Net loss	—	—	—	—	—	(74,604)	(74,604)	3	(74,601)
Balance at June 30, 2022	132,957	$—	—	$—	$214,652	$(131,799)	$82,853	$369	$83,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Preferred A Stock		Additional	Accumulated	Total Stockholders’ Equity attributable to	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Agrify	Interests	Equity
Balance at January 1, 2023	1,038,298	$1	—	$—	$237,875	$(247,148)	$(9,272)	$231	$(9,041)
Stock-based compensation	—	—	—	—	859	—	859	—	859
Issuance of Common Stock through an “at the market” offering, net of fees	323,082	—	—	—	1,545	—	1,545	—	1,545
Issuance of Common Stock to Pure Pressure	366	—	—	—	—	—	—	—	—
Vesting of restricted stock units	17	—	—	—	—	—	—	—	—
Proceeds from Employee Stock Purchase Plan Shares	2,500	—	—	—	25	—	25	—	25
Net loss	—	—	—	—	—	(10,327)	(10,327)	—	(10,327)
Balance March 31, 2023	1,364,263	1	—	—	240,304	(257,475)	(17,170)	231	(16,939)
Stock-based compensation	—	—	—	—	752	—	752	—	752
Issuance of held-back shares to Lab Society	499	—	—	—	—	—	—	—	—
Exercise of prefunded warrants in private placement	35,000	—	—	—	—	—	—	—	—
Conversion of Exchange Note	69,567	—	—	—	2,146	—	2,146	—	2,146
Conversion of Convertible Note	153,617	1	—	—	1,171	—	1,172	—	1,172
Net loss	—	—	—	—	—	(6,807)	(6,807)	2	(6,805)
Balance June 30, 2023	1,622,946	$2	—	$—	$244,373	$(264,282)	$(19,907)	$233	$(19,674)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss attributable to Agrify Corporation	$(17,132)	$(72,824)
Adjustments to reconcile net loss attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	938	2,193
Amortization of premium on investment securities	—	1,055
Amortization of debt discount	70	2,735
Interest on investment securities	—	(1,247)
Amortization of issuance costs	24	370
Deferred income taxes	—	(262)
Stock based compensation expense	1,611	1,893
Early termination of lease	—	26
Non-cash interest income	—	(1,010)
Change in fair value of warrant liabilities	(1,624)	(30,966)
Impairment of goodwill and intangible assets	—	69,904
Provision for doubtful accounts	(542)	8,630
Provision for slow-moving inventory	(337)	929
Loss on disposal of fixed assets	5	8
Loss on extinguishment of notes payable, net	4,631	—
Change in fair value of contingent consideration	—	(907)
(Income) Loss attributable to non-controlling interests	(2)	4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	264	(4,305)
Inventory	3,030	(20,171)
Prepaid expenses and other current assets	739	785
Prepaid and refundable taxes	—	(16)
Right of use assets, net	(149)	60
Other non-current assets	170	—
Accounts payable	1,237	(2,324)
Accrued expenses and other current liabilities	(4,261)	(4,049)
Operating lease liabilities	213	—
Deferred revenue	(519)	(1,002)
Net cash and cash equivalents used in operating activities	(11,634)	(50,491)

Cash flows from investing activities:
Purchases of property and equipment	(60)	(9,100)
Proceeds from disposal of property and equipment	5	—
Purchase of securities	—	(211,030)
Proceeds from sale of securities	10,456	214,449
Issuance of loan	(591)	(20,443)
Proceeds from repayment of loan receivable	1,548	—
Cash paid for business combination, net of cash acquired	—	(3,513)
Net cash and cash equivalents provided by (used in) investing activities	11,358	(29,637)

Cash flows from financing activities:
Proceeds from issuance of debt and warrants in private placement, net	—	62,405
Proceeds from issuance of Common Stock and warrants in private placement, net of fees	—	25,797
Proceeds from “at the market” Program, net	1,545	—
Proceeds from Employee Stock Purchase Plan Shares	25	—
Proceeds from exercise of options	—	19
Proceeds from exercise of warrants	—	2
Repayment of debt in private placement	(10,307)	—
Repayments of notes payable, other	(71)	—
Payments on other financing loans	(2)	(243)
Payments on insurance financing loans	(999)	(1,071)
Payments of financing leases	(64)	(187)
Net cash and cash equivalents (used in) provided by financing activities	(9,873)	86,722
Net (decrease) increase in cash and cash equivalents	(10,149)	6,594
Cash and cash equivalents at the beginning of period	10,457	12,014
Cash and cash equivalents at the end of period	$308	$18,608
Cash, cash equivalents, and restricted cash at end of period
Cash and cash equivalents	308	18,608
Restricted cash	—	30,000
Total cash, cash equivalents, and restricted cash at the end of period	$308	$48,608
Supplemental disclosures of non-cash flow information
Initial fair value of warrants	$—	$40,496
Financing of prepaid insurance	$1,820	$1,928
Conversion of private placement debt into Common Stock	$3,160	$—
Transfer of property and equipment to inventory	$33	$—

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 16, 2023, the Company received a notice from Nasdaq that the Company remains noncompliant with the Listing Rule as a result of its failure to file its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 with the SEC by the required filing date (the “November Nasdaq Notice” and, together with the April Nasdaq Notice, the May Nasdaq Notice, and the August Nasdaq Notice, the “Nasdaq Notices”).

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

The Company has incurred operating losses since its inception and has negative cash flows from operations and a working capital deficiency. The Company also has an accumulated deficit of $264 million as of June 30, 2023. The Company’s primary sources of liquidity are its cash and cash equivalents and marketable securities, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC regulations, from the capital markets, including under its at-the-market continuous equity offering (“ATM” or “ATM Program”).

As of June 30, 2023, the Company had $312 thousand of cash, cash equivalents, and marketable securities. The Company had no restricted cash as of June 30, 2023. As of December 31, 2022 the Company’s restricted cash balance of $10.0 million was associated with its new senior secured note (the “Exchange Note”). Current liabilities were $39.8 million as of June 30, 2023. Additional information regarding the Company’s Exchange Note may be found in Note 8 – Debt, included elsewhere in the notes to the consolidated financial statements.

On October 18, 2022, the Company entered into the ATM Program with Canaccord Genuity LLC (the “Agent”) pursuant to which it may issue and sell, from time to time, shares of its Common Stock having an aggregate offering price of up to $50 million, depending on market demand, with the Agent acting as an agent for sales. The ATM Program allowed the Company to sell shares of Common Stock pursuant to specific parameters defined by the Company as well as those defined by the SEC and the ATM Program agreement. In 2022, the Company sold 306,628 shares of Common Stock under the ATM at an average price of $50.85, resulting in gross proceeds of $15.6 million and net proceeds $15.1 million after commissions and fees to the Agent totaling $468 thousand and legal fees totaling $75 thousand. As of April 1, 2023, after which time the ATM program was discontinued, the Company sold an additional 323,082 shares of Common Stock under the ATM at an average price of $4.93, resulting in gross proceeds of $1.6 million and net proceeds of $1.6 million after commissions and fees to the Agent totaling $48 thousand. $3.0 million of the proceeds under the ATM Program were used to repay amounts due to the Investor under the Exchange Note. The Company used the net proceeds generated from the ATM Program for working capital and general corporate purposes, including repayment of indebtedness, funding its transformation initiatives and product category expansion efforts and capital expenditures. Due to the late filing of the Company’s 2022 Annual Report on Form 10-K, the Company is no longer eligible to utilize the registration statement on Form S-3 relating to the ATM Program.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain amounts in the Company’s prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. In this Form 10-Q, the Company has reclassified selling, general and administrative expenses to two separate line items in the accompanying consolidated statements of operations as general and administrative expenses and selling and marketing expenses for the three months ended June 30, 2023 and 2022.

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash and deposits with maturities of three months or less as of June 30, 2023 and December 31, 2022. All cash equivalents are carried at cost, which approximates fair value.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables below show customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:

Revenue

For the three and six months ended June 30, 2023 and 2022, the Company’s customers that accounted for 10% or more of the total revenue were as follows:

	Three months ended June 30, 2023		Three months ended June 30, 2022		Six months ended June 30, 2023		Six months ended June 30, 2022
(In thousands)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer A	*	*	$4,835	25.0%	$627	5.8%	$8,628	19.0%
Customer C	*	*	*	*	*	*	$6,146	13.6%

*	Customer revenue, as a percentage of total revenue, was less than 10%

Accounts Receivable, Net

As of June 30, 2023 and December 31, 2022, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

	As of June 30, 2023		As of December 31, 2022
(In thousands)	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Company Customer Number - 10888-1	$189	14.0%	*	*
Company Customer Number – 15095	$718	53.3%	$352	32.9%
Company Customer Number - 16491	*	*	$123	11.5%
Company Customer Number - 10888	*	*	$251	23.5%

*	Customer accounts receivable, as a percentage of total accounts receivable, was less than 10%

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Additionally, on April 18, 2023, the Company undertook a warrant exercise inducement program, which it later cancelled. As a result, the warrant exercise price was reduced from $13.00 per share to $3.45 per share.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

If a contract has payment terms that differ from the timing of revenue recognition, the Company will assess whether the transaction price for those contracts include a significant financing component. The Company has elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if the Company expects that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, the Company imputes interest on such contracts at an agreed-upon interest rate and will present the financing components separately as financial income. For the six months ended June 30, 2023 and 2022, the Company did not have any such financial income.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and generally transfers to its customers the warranties it receives from its vendors, if any, which generally cover this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. The Company maintains a reserve for warranty returns of $592 thousand and $553 thousand for June 30, 2023 and December 31, 2022, respectively. The Company’s reserve for warranty returns is included in accrued expenses and other current liabilities in its consolidated balance sheets. Additional information regarding the Company’s warranty reserve may be found in Note 3 – Supplemental Consolidated Balance Sheet Information, included elsewhere in the notes to the consolidated financial statements.

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

Capitalization of Internal Software Development Costs

The Company capitalizes certain software engineering efforts related to the continued development of Agrify Insights™ under ASC Topic 350-40 The costs incurred in the preliminary stages of development are expensed as incurred as research costs. Once the application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The types of costs capitalized during the application development phase include employee compensation, as well as consulting fees for third-party software developers working on these projects. The estimated useful life of capitalized internal-use software ranges from two to five years.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes the benefit of a tax position when it is effectively settled. ASC 740-10-25-10, provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. ASC 740-10-25-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority. For tax positions considered effectively settled, the Company recognizes the full amount of the tax benefit.

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

Net loss per share calculations for all periods have been adjusted to reflect the reverse stock splits effected on October 18, 2022 and July 5, 2023. Net loss per share was calculated based on the weighted-average number of Common Stock outstanding.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities and accounts receivable. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of this standard did not have a material impact on these condensed consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with GAAP. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2021-08 on January 1, 2023. The adoption of this standard did not have a material impact on these condensed consolidated financial statements.

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

The following table provides the Company’s revenue disaggregated by the timing of revenue recognition:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Transferred at a point in time	$4,583	$10,244	$9,553	$23,018
Transferred over time	483	9,085	1,317	22,332
Total revenue	$5,066	$19,329	$10,870	$45,350

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

Deferred Revenue

Changes in the Company’s current deferred revenue balance for the six months ended June 30, 2023 and the year ended December 31, 2022 were as follows:

(In thousands)	Six months ended June 30, 2023	Year ended December 31, 2022
Deferred revenue – beginning of period	$4,112	$3,772
Additions	2,340	13,392
Recognized	(2,859)	(13,052)
Deferred revenue – end of period	$3,593	$4,112

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue balances primarily consist of customer deposits on the Company’s cultivation and extraction solutions equipment. As of June 30, 2023 and December 31, 2022, all of the Company’s deferred revenue balances were reported as current liabilities in the accompanying consolidated balance sheets.

Note 3 — Supplemental Consolidated Balance Sheet Information

Accounts Receivable

Accounts receivable consisted of the following as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Accounts receivable, gross	$5,438	$5,675
Less allowance for doubtful accounts	(4,090)	(4,605)
Accounts receivable, net	$1,348	$1,070

The changes in the allowance for doubtful accounts consisted of the following:

(In thousands)	Six months ended June 30, 2023	Year ended December 31, 2022
Allowance for doubtful accounts - beginning of period	$4,605	$1,415
(Recovery of) Provision for doubtful accounts	(542)	4,928
Write-offs of uncollectible accounts	—	(1,510)
Other adjustments	27	(228)
Allowance for doubtful accounts - end of period	$4,090	$4,605

Bad debt expense was $362 thousand and $1.6 million for the three months ended June 30, 2023 and 2022, respectively, and $542 thousand and $1.6 million for the six months ended June 30, 2023 and 2022, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Other receivables, other	$431	$424
Prepaid expenses, other	235	230
Prepaid insurance	1,377	219
Deferred issuance costs, net	—	463
Prepaid software	83	129
Prepaid materials	27	45
Total prepaid expenses and other current assets	$2,153	$1,510

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Leasehold improvements	$1,171	$1,111
Machinery and equipment	1,060	1,049
Software	606	606
Computer and office equipment	651	627
Leased equipment	5,067	602
Furniture and fixtures	498	504
Research and development laboratory equipment	183	260
Vehicles	136	136
Trade show assets	78	78
Total property and equipment, gross	9,450	4,973
Accumulated depreciation	(3,280)	(2,372)
Construction in progress	2,953	7,443
Total property and equipment, net	$9,123	$10,044

Depreciation expense for the three months ended June 30, 2023 and 2022 was $493 thousand and $438 thousand, respectively, and $938 thousand and $817 thousand for the six months ended June 30, 2023 and 2022, respectively.

Other Non-Current Assets

Other non-current assets consisted of the following as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Security deposits	$156	$153
Long-term deferred commissions expense	—	173
Total other non-current assets	$156	$326

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Accrued acquisition liabilities (1)	$2,180	$3,502
Sales tax payable (2)	5,927	5,950
Accrued construction costs	1,499	2,669
Compensation related fees	628	2,285
Accrued professional fees	449	313
Accrued warranty expenses	592	553
Accrued consulting fees	3	20
Accrued inventory purchases	80	569
Accrued interest expense	609	240
Financing lease liabilities	142	152
Other current liabilities	—	127
Total accrued expenses and other current liabilities	$12,109	$16,380

(1)	Accrued acquisition liabilities includes both the contingent consideration and the value of held back Common Stock associated with the 2022 acquisition of Lab Society and the 2021 acquisitions of Precision, Cascade and PurePressure.

(2)	Sales tax payable primarily represents identified sales and use tax liabilities arising from our acquisition of Precision and Cascade. These amounts are included as part of our initial purchase price allocations and are the subject matter of an indemnification claim under the Precision and Cascade acquisition agreement.

Accrued Warranty Costs

The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs:

(In thousands)	June 30, 2023	December 31, 2022
Warranty accrual – beginning of period	$553	$398
Liabilities accrued for warranties issued during the period	39	155
Warranty accrual – end of period	$592	$553

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At June 30, 2023 and December 31, 2022, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2023				December 31, 2022
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds (included in cash and cash equivalents)	$—	$—	$—	$—	$33	$—	$—	$33
Money market funds	4	—	—	4	—	—	—	—
Corporate bonds	—	—	—	—	427	—	—	427
Total assets	$4	$—	$—	$4	$460	$—	$—	$460
Liabilities:
Warrant liabilities - January 2022 warrants	—	—	6	6	—	—	4	4
Warrant liabilities - March 2022 warrants	—	—	32	32	—	—	34	34
Warrant liabilities - August 2022 warrants	—	—	77	77	—	—	93	93
Warrant liabilities - December 2022 warrants	—	—	4,246	4,246	—	—	5,854	5,854
Total liabilities	$—	$—	$4,361	$4,361	$—	$—	$5,985	$5,985

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, warrant liabilities, and contingent consideration. Fair value information for each of these instruments as well as other balances of the Company are as follows:

●	Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred revenue liabilities approximate their fair values, based on the short-term nature of these instruments.

●	Marketable securities classified as current held-to-maturity securities are recorded at amortized cost, which at June 30, 2023, approximated fair value.

●	The Company’s deferred consideration was recorded in connection with acquisitions during the six months ended June 30, 2023 and fiscal 2022 using an estimated fair value discount at the time of the transactions. As of June 30, 2023 and December 31, 2022, the carrying value of the deferred consideration approximated fair value.

●	The Company’s warrant liabilities are marked-to-market each reporting period with the changes in fair value of warrant liabilities recorded in other income (expense), net in the accompanying consolidated statements of operations until the warrants are exercised. The fair value of the warrant liabilities are estimated using a Black-Scholes option-pricing model.

Marketable Securities

As of June 30, 2023, the Company held investments in municipal bonds and corporate bonds. The municipal and corporate bonds are considered held-to-maturity securities and are recorded at amortized cost in the accompanying consolidated balance sheet. The fair values of these investments were estimated using recently executed transactions and market price quotations. The Company considers current assets as those investments which will mature within the next 12 months including, interest receivable on long-term bonds.

The composition of the Company’s marketable securities are as follows:

(In thousands)	June 30, 2023	December 31, 2022
Current marketable securities:
Money market funds	$4	$—
Corporate bonds	—	427
Mutual funds	—	33
	$4	$460

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingent Consideration

The Company has classified its net liability for contingent earn-out considerations to the sellers relating to one acquisition completed during the first quarter of 2022 and two acquisitions completed during fiscal 2021. The fair value for the contingent consideration associated with these acquisitions is within Level 3 of the fair value hierarchy because the associated fair value is determined using significant unobservable inputs, which included the key assumptions to model future revenue, costs of goods sold and operating expense projections. The company recorded no change in contingent consideration for the six months ended June 30, 2023. The contingent earn-out payments to the sellers for each acquisition are based on the achievement of certain revenue thresholds.

(In thousands)	Year ended December 31, 2022
Contingent consideration – beginning of period	$6,137
Accrued contingent consideration	1,420
Accretion of contingent consideration	149
Payments made on contingent liabilities	(5,550)
Change in estimated fair value	(2,156)
Contingent consideration – end of period	$—

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrant Liabilities

The estimated fair value of the warrant liabilities on June 30, 2023 is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values that represent the Company’s best estimate. The volatility rate is determined utilizing the Company’s own share price and the share price of competitors over time.

However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

January 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation as of June 30, 2023 and for the year ended December 31, 2022:

	As of June 30, 2023	December 31, 2022
Stock price	$3.80	$6.66
Exercise price	$1,496.00	$1,496.00
Expected term (in years)	4.07	4.58
Volatility	126.00%	98.30%
Discount rate - treasury yield	4.30%	4.05%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the three and six months ended June 30, 2023:

(In thousands)	Three and Six Months Ended June 30, 2023
Warrant liabilities – beginning of period	$4
Change in estimated fair value	3
Warrant liabilities - March 31, 2023	7
Change in estimated fair value	(1)
Warrant liabilities –June 30, 2023	$6

March 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation as of June 30, 2023 and for the year ended December 31, 2022:

	As of June 30, 2023	December 31, 2022
Stock price	$3.80	$6.66
Exercise price	$430.00	$430.00
Expected term (in years)	4.63	5.13
Volatility	124.00%	97.96%
Discount rate - treasury yield	4.20%	3.99%

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the three and six months ended June 30, 2023:

(In thousands)	Three and Six Months Ended June 30, 2023
Warrant liabilities – beginning of period	$34
Change in estimated fair value	5
Warrant liabilities - March 31, 2023	39
Change in estimated fair value	(7)
Warrant liabilities – June 30, 2023	$32

August 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation as of June 30, 2023 and for the year ended December 31, 2022:

	As of June 30, 2023	December 31, 2022
Stock price	$3.80	$6.66
Exercise price	$246.00	$246.00
Expected term (in years)	4.63	5.13
Volatility	124.00%	97.96%
Discount rate - treasury yield	4.20%	3.99%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the three and six months ended June 30, 2023:

(In thousands)	Three and Six Months Ended June 30, 2023
Warrant liabilities – beginning of period	$93
Change in estimated fair value	(4)
Warrant liabilities - March 31, 2023	89
Change in estimated fair value	(12)
Warrant liabilities – June 30, 2023	$77

December 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation as of June 30, 2023 and for the year ended December 31, 2022:

	As of June 30, 2023	December 31, 2022
Stock price	$3.80	$6.66
Exercise price	$3.40	$13.00
Expected term (in years)	4.63	4.98
Volatility	124.00%	98.00%
Discount rate - treasury yield	4.20%	3.99%

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the three and six months ended June 30, 2023:

(In thousands)	Three and Six Months Ended June 30, 2023
Warrant liabilities – beginning of period	$5,854
Change in estimated fair value	(3,493)
Warrant liabilities - March 31, 2023	2,361
Change in estimated fair value	1,885
Warrant liabilities – June 30, 2023	$4,246

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

During the year ended December 31, 2022, the Company established a reserve of approximately $12.5 million specifically related to Greenstone. Greenstone is a related party because one of the Company’s former Agrify Brands employees and its VP of Engineering had a minority ownership. The Company established the reserve based upon its review of Greenstone’s financial stability, which would impact collectability, which is primarily the result of unfavorable market conditions within the Colorado market. The Company will continue to monitor the operations of Greenstone in an effort to collect all outstanding receivables but due to the uncertain nature of Greenstone’s business at this time the Company has made the decision to place a reserve against the receivables. During the quarter ended June 30, 2023 the Greenstone loan was fully written off against the reserve as a result of the sale of Greenstone to Denver Greens. It was agreed that Denver Greens would not have to pay back Greenstone’s Loan.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The breakdown of loans receivable by customer as of June 30, 2023 and December 31, 2022 were as follows:

(In thousands)	June 30, 2023	December 31, 2022
Customer 139	$14,691	$14,691
Customer 136	—	12,457
Customer 125	9,012	9,048
Customer 24096	6,769	5,890
Other – Non-TTK Solution (1)	—	3,178
Allowance for doubtful accounts (2)(3)	(19,215)	(33,050)
Total loan receivable	$11,257	$12,214

(1)	The current portion of loan receivable is included within Note 3 – Supplemental Consolidated Balance Sheet Information, included elsewhere in the notes to the consolidated financial statements.

(2)	The balance was written off at December 31, 2022 due to the cancellation of this TTK Solution project.

(3)	The Company established an allowance for doubtful accounts of approximately $14.7 million related to Bud & Mary’s ongoing litigation. Approximately $12.5 million relates to Greenstone, which is a related party because one of the Company’s former Agrify Brands employees and its VP of Engineering had a minority ownership, consisting of capital advances, accrued interest, and VFUs sales. Approximately $4.5 million relates to Hannah, and $1.4 million relates to WhiteCloud.

At this time, the Company is not aware of, nor has it identified any risk or potential performance failure associated with any of its TTK Solution arrangements, other than the noted exceptions of Bud & Mary’s TTK Solution and Greenstone TTK Solution, which is a related party, as described above.

The Company analyzed whether any of the above customers are a VIE in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. Based on the Company’s analysis, the Company has determined that Greenstone, which is a related party because one of the Company’s former Agrify Brands employees and its VP of Engineering had a minority ownership, is a VIE. As of June 30, 2023, two of the Company’s employees own approximately 36.6% of the equity of Greenstone, however, since the Company is not the primary beneficiary and does not hold significant influence over Greenstone business decisions, the Company is not required to consolidate Greenstone.

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

Inventory consisted of the following as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Raw materials	$25,059	$24,960
Prepaid inventory	13,325	15,506
Finished goods	7,651	13,689
Inventory for resale	5,123	—
Inventory, gross	51,158	54,155
Inventory reserves	(32,422)	(32,759)
Total inventory, net	$18,736	$21,396

Inventory Reserves

The Company establishes an inventory reserve for obsolete, slow moving, and defective inventory. The Company calculates inventory reserves for obsolete, slow moving, or defective items as the difference between the cost of inventory and its estimated net realizable value. The reserves are based upon management’s expected method of disposition.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Company’s inventory reserve are as follows:

(In thousands)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Inventory reserves – beginning of period	$32,759	$942
(Decrease) increase in inventory reserves	(337)	31,817
Inventory reserves – end of period	$32,422	$32,759

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

Changes in goodwill consisted of the following:

(In thousands)	Year ended December 31, 2022
Goodwill - beginning of period	$50,090
Goodwill acquired during period	4,368
Goodwill purchase accounting adjustment	289
Goodwill impairment loss	(54,747)
Goodwill - end of period	$—

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets, net as of December 31, 2022 were as follows:

	Intangible Assets, Gross			Accumulated Amortization and Impairment			Intangible Assets, Net
	January 1,	Additions and Retirements,	December 31,	January 1,	Expense and Retirements,	December 31,	January 1,	December 31,
(In thousands)	2022	net	2022	2022	net	2022	2022	2022
Trade names	$2,418	$317	$2,735	$(227)	$(2,508)	$(2,735)	$2,191	$—
Customer relationships	6,176	713	6,889	(302)	(6,587)	(6,889)	5,874	—
Acquired developed technology	4,911	1,432	6,343	(191)	(6,152)	(6,343)	4,720	—
Non-compete	1,202	—	1,202	(60)	(1,142)	(1,202)	1,142	—
Capitalized website costs	245	—	245	(100)	(145)	(245)	145	—
Total	$14,952	$2,462	$17,414	$(880)	$(16,534)	$(17,414)	$14,072	$—

Note 8 — Debt

The Company’s debt consisted of:

(In thousands)	June 30, 2023	December 31, 2022
Note payable – Exchange Note	$18,509	$31,975
PPP Loan	541	656
Navitas loan	—	23
Other notes payable (1)	836	—
Total debt	19,886	32,654
Less: unamortized debt discount	690	(3,415)
Total debt, net of debt discount	20,576	29,239
Less: current portion, net of current unamortized debt discount	(1,424)	(28,832)
Long-term debt, net of current	$19,152	$407

(1)	Other notes payable relates to a one-year insurance premium that was financed over nine-months.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluated the embedded features in accordance with ASC 815-15-25 and the determined embedded features are not required to be bifurcated and separately measured at fair value.

Interest expense related to the Convertible Notes described above was $609,001 for the six months ended June 30, 2023. Accrued interest totaled $136,913 as of June 30, 2023.

Notes Conversion

Pursuant to the Exchange Agreement the Company entered into with High Trail Special Situations LLC on March 8, 2023, the Lender elected on April 26, 2023, to convert $1.6 million of the remaining outstanding principal amount on the Convertible Note for 153,617 shares of Common Stock of the Company.

On May 1, 2023, the Company entered into a letter agreement with the above referenced accredited Lender (the “Letter Agreement”), pursuant to which the Company and the Lender agreed to exchange or redeem $2.0 million of the remaining outstanding principal amount under the Exchange Note for a total of 445,196 shares of Common Stock of the Company, subject to a Beneficial Ownership Limitation of 4.99% of the Company’s Common Stock. Due to the Beneficial Ownership Limitation of 4.99%, a total of 69,568 shares of Common Stock of the Company were issued to the Lender, with the remaining 375,629 shares held in abeyance until the balance (or portion thereof) may be issued in compliance with such limitations. As a result, the Company recognized a loss on the of $11,609.

The following table summarizes the short-term and long-term portions of the Exchange Note as of June 30, 2023:

(In thousands)	Short-Term	Long-Term	Notes payable, net
Principal	$—	18,509	18,509
Unamortized discount	310	380	690
Net carrying amount	$310	$18,889	$19,199

As of June 30, 2023, future minimum payments were as follows:

Years ending December 31 (In thousands),
Remaining 2023	$970
2024	287
2025	18,629
Total future payments	$19,886

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The breakdown of PPP Loan balances by current and non-current as of June 30, 2023 and December 31, 2022 were as follows:

(In thousands)	Balance Sheet Location	June 30, 2023	December 31, 2022
PPP Loan, current	Long-term debt, current	$281	$255
PPP Loan, non-current	Long-term debt	260	401
Total PPP Loan outstanding		$541	$656

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

As the implicit interest rate in its leases was generally not known, the Company’s used its incremental borrowing rate as the discount rate for purposes of determining the present value of its lease liabilities. At June 30, 2023, the Company’s weighted-average discount rate utilized for its leases was 7.33%.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additional information on the Company’s operating and financing lease activity was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Operating lease cost	$248	$291	$504	$536
Finance lease cost:
Amortization of right-of-use assets	46	46	91	94
Interest on lease liabilities	5	9	11	18
Total lease cost	$299	$346	$606	$648

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term – operating leases	3.29 years	3.59 years
Weighted-average remaining lease term – finance leases	1.94 years	2.30 years
Weighted-average discount rate – operating leases	7.40%	6.76%
Weighted-average discount rate – finance leases	7.81%	7.83%

(In thousands)	Balance Sheet Location	June 30, 2023	December 31, 2022
Assets
Right-of-use assets, net	Right-of-use, net	$2,359	$2,210
Finance lease assets	Property and equipment, net	602	261
Liabilities
Operating lease liabilities, current	Operating lease liabilities, current	831	734
Operating lease liabilities, non-current	Operating lease liabilities, non-current	1,703	1,587
Total operating lease liabilities		$2,533	$2,321

Finance lease liabilities, current	Accrued expenses and other current liabilities	142	152
Finance lease liabilities, non-current	Other non-current liabilities	86	147
Total finance lease liabilities		$228	$299

Maturities of operating and finance lease liabilities as of June 30, 2023 are as follows:

Years ending December 31 (In thousands),	Operating lease	Finance lease
Remaining 2023	$494	$89
2024	861	91
2025	748	50
2026	560	16
2027	202	—
Total minimum lease payments	2,865	246
Less imputed interest	(331)	(18)
Total lease liabilities	$2,534	$228

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stock-Based Compensation and Employee Benefit Plans

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which replaced the 2020 Stock Option Plan (the “2020 Plan”). The 2022 Plan provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards and cash-based awards. The aggregate number of shares of Common Stock that may be reserved and available for grant and issuance under the 2022 Plan is 26,483 shares, which includes the 10,000 shares authorized under the 2022 Plan, plus the rollover of 16,483 issued and outstanding awards under the 2020 Plan. Shares will be deemed to have been issued under the 2022 Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the 2020 Plan or the 2022 Plan expires, is canceled, terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2022 Plan. The 2022 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors. As of June 30, 2023, there were 13,008 shares of Common Stock available to be granted under the Company’s 2022 Plan.

The Company’s stock compensation expense was $0.8 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively. The Company’s stock compensation expense was $1.6 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively.

Stock Options

Stock options granted under the Company’s 2022 Plan are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s Common Stock on the date of grant. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying Common Stock, expected option life, and expected volatility in the market value of the underlying Common Stock. No stock options were granted during the three and six months ended June 30, 2023 and 2022.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents option activity under the Company’s stock option plans for the three and six months ended June 30, 2023:

(In thousands, except share and per share data)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	13,439	$1,518.05	$—
Granted	—	—
Exercised	(104)	6.67
Forfeited	(260)	—
Expired	(67)	699.97
Options outstanding at June 30, 2023	13,008	$1,564.69	$—

Options vested and exercisable as of June 30, 2023	10,969	$1,404.60
Options vested and expected to vest as of June 30, 2023	12,124	$1,498.89

As of June 30, 2023, total unrecognized compensation expense related to unvested options under the Company’s 2022 Plan was $1.9 million, which is expected to be recognized over a weighted average period of 0.71 years.

The following table summarizes information about options vested and exercisable at June 30, 2023:

	Options Vested and Exercisable
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$456.00	3,758	5.63	$456.00
$972.00	3518	5.54	$972.00
$1,536.00	21	6.63	$1,536.00
$1,840.00	125	8.51	$1,840.00
$2,768.00	3547	7.15	$2,768.00

The following table summarizes information about options expected to vest after June 30, 2023:

	Options Vested and Expected to Vest
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
456.00	3,758	5.63	$456.00
972.00	3,565	5.54	$972.00
1,536.00	50	6.63	$1,536.00
1,840.00	250	8.51	$1,840.00
2,768.00	4,500	7.15	$2,768.00

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

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	7,691	$230.75
Granted	—	—
Vested	(17)	230.80
Forfeited	(3,100)	230.80
Unvested at June 30, 2023	4,574	$230.80

As of June 30, 2023, total unrecognized compensation expense related to unvested restricted stock units was $1.0 million, which is expected to be recognized over a weighted average period of 2.11 years.

2022 Employee Stock Purchase Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Employee Stock Purchase Plan (“ESPP”). The Company has initially reserved 2,500 shares of Common Stock for issuance under the ESPP. On June 30, 2023, 2,500 shares were available for future issuance.

Under the ESPP, eligible employees are granted options to purchase shares of Common Stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about August 1 and February 1 and are exercisable on or about the succeeding January 31 and July 31, respectively, of each year. No participant may purchase more than $25 thousand worth of Common Stock annually. No Common Stock was granted under the 2022 ESPP during the three and six months ended June 30, 2023.

Employee Benefit Plan

The Company maintains an employee’s savings and retirement plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). All full-time U.S. employees become eligible to participate in the 401(k) Plan. The Company’s contribution to the 401(k) Plan is discretionary. During the three months and six months ended June 30, 2023, the Company did not contribute to the 401(k) Plan.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stock Warrants

The following tables present all warrant activity of the Company for the six months ended June 30, 2023 and 2022:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding at December 31, 2022	1,530,001	$38.07
Granted	—	—
Exercised	(35,000)	—
Warrants outstanding at June 30, 2023	1,495,001	$38.91

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding at December 31, 2021	1,358	$4.00
Granted	57,339	1,204.00
Exercised	(8,138)	—
Warrants outstanding at June 30, 2022	50,559	$1,364.00

The Company received proceeds from the exercise of warrants of $0 for the three and six months ended June 30, 2023, and $1 thousand and $2 thousand for the three and six months ended June 30, 2022, respectively.

Modification to December 2022 Warrants

On April 19, 2023, the Company entered into an agreement to reduce the exercise price for its December 2022 Warrants from approximately $13 to approximately $3.4 and had entered into agreements with certain holders of the December 2022 Warrants to exercise such warrants for gross proceeds of up to $1.84 million (the “Warrant Inducement”).

On April 24, 2023, the Company announced that it would not consummate the Warrant Inducement, however the reduction of the exercise price remained effective.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The components of basic and diluted net loss per share were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net loss attributable to Agrify Corporation	$(6,805)	$(74,604)	$(17,132)	$(72,824)
Denominator:
Weighted-average common shares outstanding – basic	1,549,669	132,911	1,312,299	127,956
Net loss per share attributable to Common Stockholders – basic and diluted	$(4.39)	$(561.31)	$(13.05)	$(569.13)

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Six Months ended June 30, 2023	Six Months ended June 30, 2022
Shares subject to outstanding stock options	10,969	16,455
Shares subject to unvested restricted stock units	4,574	—
Shares subject to outstanding warrants	1,495,001	50,559
	1,510,544	67,014

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 11, 2022, the Company received a $9.4 million invoice from Mack for inventory purchased on the Company’s behalf to build VFUs. As part of the terms of the contract manufacturing agreement, Mack had the contractual right to bill the Company for any inventory that had aged greater than nine months. Due to the slowdown in the demand for the VFUs and the lack of a demand forecast that the Company could provide to the vendor, Mack exercised the right to invoice the Company for the slow-moving inventory. As of June 30, 2023, the Company owed Mack $8.4 million for purchased inventory on behalf of the Company to produce VFUs, which is included in accounts payable in the consolidated balance sheet. On October 27, 2023, and effective as of October 18, 2023, Mack and the Company entered into a Modification and Settlement Agreement with respect to the dispute. See Note 17 – Subsequent Events.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Related Parties

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

The following table describes the net purchasing (sales) activity with entities identified as related parties to the Company:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Bluezone	$—	$—	$4	$5
Cannae Policy Group	—	—	—	25
Topline Performance Group	—	38	(1)	70
NEIA	—	(1,129)	(43)	(1,763)
Greenstone Holdings	—	409	(2)	180
Valiant Americas, LLC	—	4,855	—	9,805

The following table summarizes net related party (payable) receivable as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Bluezone	$(4)	$—
Valiant Americas, LLC	1	(1)
Living Greens Farm	34	—
Topline Performance Group	—	1

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

Issuance of Unsecured Promissory Note

On July 12, 2023, the Board of Directors of the Company approved the issuance of a secured promissory note (the “GIC Note”) in favor of GIC Acquisition, LLC (the “GIC Investor”), an entity that is managed by Raymond Chang, the Company’s Chairman and Chief Executive Officer, and on October 3, 2023, the Board of Directors of the Company approved the amendment and restatement of the GIC Note as well as the issuance of a new secured promissory note (the “CP Note” and together with the GIC Note, the “Promissory Notes”) in favor of CP Acquisitions, LLC (the “CP Investor”), an entity that is partially managed by Mr. Chang. Pursuant to the GIC Note, the GIC Investor has lent $500,000 to the Company. Pursuant to the CP Note, the CP Investor may lend up to $3,000,000 to the Company. The Promissory Notes bear interest at a rate of 10% per annum, will mature in full on December 31, 2023, and may be prepaid without any fee or penalty. The Promissory Notes rank junior to all existing secured indebtedness of the Company.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mack Molding Modification Agreement

On October 27, 2023, and with an effective date as of October 18, 2023, the Company entered into a Modification and Settlement Agreement (the “Modification Agreement”) with Mack Molding Company (“Mack”). Pursuant to the Modification Agreement, the Company and Mack agreed to settle an outstanding dispute under the Supply Agreement between the parties dated December 7, 2020 (the “Supply Agreement”). The Modification Agreement requires the Company to make payments of $500,000 and $250,000 to Mack on or before November 1, 2023 and February 15, 2024, respectively. The Company has made the first of these two payments in the amount of $500,000. Following the November 1, 2023 payment, the Company is entitled to take possession of certain Vertical Farming Units (“VFUs”) that were assembled under the Supply Agreement. The Modification Agreement also requires the Company to purchase from Mack a minimum of 25 VFUs per quarter for each quarter during 2024 and a minimum of 50 VFUs per quarter for the six quarters beginning with the first quarter of 2025. The Company is required to pay a storage fee of $25,000 per month for VFUs subject to the Modification Agreement.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Quarterly Report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on November 28, 2023 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the risk factors described in our Annual Report on Form 10-K in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this Quarterly Report on Form 10-Q. The following should also be read in conjunction with the unaudited financial statements and notes thereto that appear elsewhere in this report.

Except as otherwise indicated herein or as the context otherwise requires, references in this quarterly report to “we,” “us,” “our,” “Company,” and “Agrify” refer to Agrify Corporation, a Nevada corporation.

Overview

We are a developer of proprietary precision hardware and software grow solutions for the indoor commercial agriculture industry and provide equipment and solutions for cultivation, extraction, post-processing, and testing for the cannabis and hemp industries. We believe we are the only company with an automated and fully integrated grow solution in the industry. Our Agrify “Precision Elevated™” cultivation solution seamlessly combines our integrated hardware and software offerings with a broad range of associated services including consulting, engineering, and construction and is designed to deliver the most complete commercial indoor farming solution available from a single provider. The totality of our product offerings and service capabilities forms an unrivaled ecosystem in what has historically been a highly fragmented market. As a result, we believe we are well situated to create a dominant market position in the indoor agriculture sector.

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

March 2023 Securities Exchange Agreement

On March 9, 2023 we entered into a senior note with High Trail Special Situations LLC (“Holder”) for value received, promises to pay to High Trail Special Situations LLC (the “Initial Holder”), or its registered assigns, the principal sum of ten million dollars ($10,000,000) (such principal sum, the “Principal Amount”) on August 19, 2025, and to pay any outstanding interest thereon, as provided in this note, in each case as provided in and subject to the other provisions of this Note, including the earlier redemption, repurchase or conversion of this Note.

Modification of Notes Payable

On March 8, 2023, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement” or “Second Amendment”) with High Trail Special Situations LLC. Pursuant to the Exchange Agreement, at closing the Company will prepay approximately $10.3 million in principal amount under the August 2022 Note and exchange $10.0 million in principal amount of the remaining balance of the August 2022 Note for a new senior secured convertible note (the “Convertible Note”) with an original principal amount of $10.0 million. After the closing of the Exchange Agreement, the August 2022 Note will remain outstanding with a remaining balance of $11.7 million (the “Modified August 2022 Note” and, collectively with the Convertible Note, the “Notes”)

This exchange was deemed to be an extinguishment under ASC 470, as the modified debt added a substantive conversion option that was not inherent in the August 2022 Note. As a result, the Company recognized a loss on the extinguishment of debt of $4.6 million.

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

Interest expense related to the Convertible Notes described above was $609,001 for the six months ended June 30, 2023. Accrued interest totaled $136,913 as of June 30, 2023.

At The Marketing Offering

On October 18, 2022, the Company entered into the ATM Program with the Agent pursuant to which it may issue and sell, from time to time, shares of its Common Stock having an aggregate offering price of up to $50 million, depending on market demand, with the Agent acting as an agent for sales. The ATM Program allowed the Company to sell shares of Common Stock pursuant to specific parameters defined by the Company as well as those defined by the SEC and the ATM Program agreement. As of December 31, 2022, the Company sold 306,628 shares of Common Stock, under the ATM at an average price of $50.85 per share, resulting in gross proceeds of $15.6 million, and net proceeds of $15.0 million after commissions and fees to the Agent totaling $468 thousand and legal fees totaling $75 thousand. $3.0 million of the proceeds under the ATM Program were used to repay amounts due to the Investor under the Exchange Note. The Company used net proceeds generated from the ATM Program for working capital and general corporate purposes, including repayment of indebtedness, funding its transformation initiatives and product category expansion efforts and capital expenditures. Due to the late filing of the Company’s Annual Report on Form 10-K, the Company is no longer eligible to utilize the registration statement on Form S-3 relating to the ATM Program, and does not anticipate any further sales under the ATM Program in the foreseeable future.

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

We received aggregate gross proceeds to us from the Offering of approximately $8.7 million including offering costs of approximately $0.5 million for broker fees and legal expenses, for net proceeds of $8.2 million. We intend to use the net proceeds from the Offering, together with our existing cash resources, for working capital and general corporate purposes, which may include capital expenditures and repayment of debt.

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

If a contract has payment terms that differ from the timing of revenue recognition, we will assess whether the transaction price for those contracts include a significant financing component. We have elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, we impute interest on such contracts at an agreed upon interest rate and will present the financing components separately as financial income. For the three months ended June 30, 2023 and 2022, we did not have any such financial income.

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

During the three-month period ended June 30, 2022, the Company identified a potential impairment triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there may be an impairment to the carrying value of its long-lived assets and accordingly performed interim testing to determine the proper fair value of its long-lived assets as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 8 – Intangible Assets, Net and Goodwill, included elsewhere in the notes to the condensed consolidated financial statements. During the three and six months ended June 30, 2023, no impairment charges were recorded.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue (including $0, $1,129, $46, and $1,763 from related parties, respectively)	$5,066	$19,329	$10,870	$45,350
Cost of goods sold	4,466	17,717	9,282	39,568
Gross profit	600	1,612	1,588	5,782

General and administrative	4,819	19,378	11,750	29,137
Selling and marketing	1,120	2,332	2,710	4,422
Research and development	643	2,438	1,378	4,522
Change in contingent consideration	(638)	(907)	(1,322)	(907)
Impairment of goodwill and intangible assets	—	69,904	—	69,904
Total operating expenses	5,944	93,145	14,516	107,078
Loss from operations	(5,344)	(91,533)	(12,928)	(101,296)
Interest expense, net	(400)	(3,311)	(1,199)	(2,752)
Change in fair value of warrant liabilities	(1,048)	20,181	1,624	30,966
Gain (loss) on extinguishment of notes payable	(11)	—	(4,631)	—
Other expense, net	(4)	—	—	—
Other (expense) income, net	(1,463)	16,870	(4,206)	28,214
Net loss before income taxes	(6,807)	(74,663)	(17,134)	(73,082)
Income tax benefit	—	62	—	262
Net loss	(6,807)	(74,601)	(17,134)	(72,820)
Income (loss) attributable to non-controlling interests	2	(3)	2	(4)
Net loss attributable to Agrify Corporation	$(6,805)	$(74,604)	$(17,132)	$(72,824)
Net loss per share attributable to Common Stockholders – basic and diluted	$(4.39)	$(561.31)	$(13.05)	$(569.13)
Weighted average common shares outstanding - basic and diluted (1)	1,549,669	132,911	1,312,299	127,956

(1)	Periods presented have been adjusted to reflect the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding reverse stock splits may be found in Note 1 – Overview, Basis of Presentation, and Significant Accounting Policies, included in the notes to the consolidated financial statements

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

We generate revenue from sales of cultivation solutions, including ancillary products and services, Agrify Insights software, facility build-outs and extraction equipment and solutions. We believe that our product mix forms an integrated ecosystem which allows us to be engaged with our customers from early stages of the grow cycle — first during the facility build-out, to the choice of cultivation solutions, running the grow business with our Agrify Insights software and finally, our extraction, post-processing and testing services to transform harvest into a sellable product. We believe that delivery of each solution in the various stages in the process will generate sales of additional solutions and services.

The following table provides a breakdown of our revenue for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,			%	Six months ended June 30,			%
(In thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Cultivation solutions, including ancillary products and services	$326	$321	$5	2%	$495	$703	$(208)	(30)%
Agrify Insights software	35	44	(9)	(20)%	65	45	20	44%
Facility build-outs	255	9,006	(8,751)	(97)%	882	22,217	(21,335)	(96)%
Extraction solutions	4,450	9,958	(5,508)	(55)%	9,428	22,385	(12,957)	(58)%
Total revenue	$5,066	$19,329	$(14,263)	(74)%	$10,870	$45,350	$(34,480)	(76)%

Revenues decreased by $14.3 million, or 74% for the three months ended June 30, 2023 compared to the same period in 2022. Revenues decreased by $34.5 million, or 76%, for the six months ended June 30, 2023 compared to the same period in 2022. The comparative decreases in revenue were generated primarily from decreases in revenue from facility build-outs and extraction solutions. Design and build revenues decreased by $8.8 million and $21.3 million for the three and six months ended June 30, 2023, respectively, due to reduced build-out of facilities under our TTK Solutions. Additionally, extraction division revenues decreased by $5.5 million and $13.0 million for the three and six months ended June 30, 2023, respectively.

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

The following table provides a breakdown of our cost of goods sold for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,			%	Six months ended June 30,			%
(In thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Cultivation solutions, including ancillary products and services	$490	$1,335	$(845)	(63)%	$1,023	$1,740	$(717)	(41)%
Facility build-outs	248	8,712	(8,464)	(97)%	968	21,788	(20,820)	(96)%
Extraction solutions	3,728	7,670	(3,942)	(51)%	7,291	16,040	(8,749)	(55)%
Total cost of goods sold	$4,466	$17,717	$(13,251)	(75)%	$9,282	$39,568	$(30,286)	(77)%

Cost of goods sold decreased by $13.3 million, or 75%, for the three months ended June 30, 2023 compared to the same period in 2022. Cost of goods sold decreased by $30.3 million, or 77%, for the six months ended June 30, 2023 compared to the same period in 2022. The comparative decreases in cost of goods sold is associated with the decreased amount of subcontractor construction costs related to facility build-outs, internal and outsourced labor and materials costs for the extraction solutions sales and cultivation solutions, including ancillary products and services.

Gross Profit (Loss)

	Three months ended June 30,			%	Six months ended June 30,			%
(In thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Gross profit	$600	$1,612	$(1,012)	(63)%	$1,588	$5,782	$(4,194)	(73)%

Gross profit totaled $600 thousand, or 11.8% of total revenue during the three months ended June 30, 2023 compared to $1.6 million, or 8.3% of total revenue during the three months ended June 30, 2022. Gross profit totaled $1.6 million, or 14.6%, of total revenue during the six months ended June 30, 2023 compared to a gross profit of $5.8 million, or 12.7%, of total revenue during the six months ended June 30, 2022.

General and Administrative

	Three months ended June 30,			%	Six months ended June 30,			%
(In thousands)	2023	2022	Change	Change	2023	2022	Change	Change
General and administrative	$4,819	$19,378	$(14,559)	(75)%	$11,750	$29,137	$(17,387)	(60)%

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

G&A expense decreased by $14.6 million, or 75%, for the three months ended June 30, 2023, compared to the same period in 2022. G&A expense decreased by $17.4 million, or 60%, for the six months ended June 30, 2023, compared to the same period in 2022. The decrease is largely attributable to payroll, benefits and related expenses decreases of $2.1 million, a decrease in acquisition-related expenses of $1.3 million, a decrease in bad debt expense of $9.0 million, a decrease in consulting and other related expenses of $0.7 million, a decrease in stock based compensation of $0.9 million, a decrease in insurance expenses of $0.2 million, and a decrease in depreciation and amortization of $0.7 million.

Selling and Marketing

	Three months ended June 30,			%	Six months ended June 30,			%
(In thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Selling and marketing	$1,120	$2,438	$(1,318)	(54)%	$2,710	$4,422	$(1,712)	(39)%

Selling and marketing expenses consist primarily of salaries and related costs of personnel, travel expenses, trade shows and advertising expenses.

Selling and marketing expenses decreased by $1.3 million, or 54%, for the three months ended June 30, 2023, compared to the same period in 2022. Selling and marketing expenses decreased by $1.7 million, or 39%, for the six months ended June 30, 2023, compared to the same period in 2022.The decreases are largely attributable to reduced payroll, advertising and trade show expenses.

Research and Development

	Three months ended June 30,			%	Six months ended June 30,			%
(In thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Research and development	$643	$2,332	$(1,689)	(72)%	$1,378	$4,522	$(3,144)	(70)%

Research and development (“R&D”) expenses consisted primarily of costs incurred for the development of our Agrify Insights software and next generation VFUs, which include:

●	employee-related expenses, including salaries, benefits, and travel;

●	expenses incurred by the subcontractor under agreements to provide engineering work related to the development of our next generation VFUs: and

●	expenses related to our facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

R&D expense decreased by $1.7 million, or 72%, for the three months ended June 30, 2023, compared to the same period in 2022. R&D expense decreased by $3.1 million, or 70%, for the six months ended June 30, 2023, compared to the same period in 2022. The decreases are largely attributable to the personnel and facility costs associated with the continued development of our VFUs, specifically related to improving the individual unit cooling and humidity environments.

Other (Expense) Income, Net

	Three months ended June 30,			%	Six months ended June 30,			%
(In thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Interest expense, net	$(400)	$(3,311)	$2,911	(88)%	$(1,199)	$(2,752)	$1,553	(56)%
Change in fair value of warrant liabilities	(1,048)	20,181	(21,229)	(105)%	1,624	30,966	(29,342)	(95)%
Loss on extinguishment of notes payable	(11)	—	(11)	N/A	(4,631)	—	(4,631)	N/A
Other expense, net	(4)	—	(4)	N/A	—	—	—	—%
Total other income, net	$(1,463)	$16,870	$(18,333)	(109)%	$(4,206)	$28,214	$(32,420)	(115)%

Interest income (expense), net decreased by $2.9 million, or 88%, for the three months ended June 30, 2023, compared to the same period in 2022. Interest income (expense), net decreased by $1.6 million, or 56%, for the six months ended June 30, 2023, compared to the same period in 2022.The decrease in interest expense is attributable mainly to the decrease in principal balance of the debt payable to High Trail Special Situations LLC on which interest in accrued.

The change in fair value of warrant liabilities decreased by $21.2 million, or 105% during the three months ended June 30, 2023, compared to the same period in 2022. The change in fair value of warrant liabilities decreased by $29.3 million, or 95% during the six months ended June 30, 2023, compared to the same period in 2022.The decrease is related to a significant decline in the fair value of warrant liabilities during the three and six months ended June 30, 2022 between the initial grant date fair value and the fair value as of June 30, 2022. This decline in fair value was driven by a significant decrease in stock price during that time, which is an input to the valuation calculation. Such a fluctuation in stock price did not exist in the same period in 2023 and therefore there was not a significant change in the fair value of warrant liabilities in the current period.

The loss on extinguishment of notes payable of $4.6 million incurred during the six months ended June 30, 2023 is driven by the modification of the notes payable to High Trail Special Situations LLC through the Securities Exchange Agreement that was entered into on March 8, 2023 which was deemed to be an extinguishment of debt under ASC 470.

Liquidity and Capital Resources

As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $308 thousand. Our current working capital needs are to support revenue growth, to fund construction and equipment financing commitments associated with our TTK Solutions, manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements and capital expenditures. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

We may opportunistically raise debt capital, subject to market and other conditions. Additionally, as part of our growth strategies, we may also raise debt capital for strategic alternatives and general corporate purposes. If additional financing is required from outside sources, we may not be able to raise such capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, we may be forced to cease operations.

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

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the six months ended June 30, 2023, and 2022:

(In thousands)	June 30, 2023	June 30, 2022
Net cash and cash equivalents (used in) provided by:
Operating activities	$(11,634)	$(50,491)
Investing activities	11,358	(29,637)
Financing activities	(9,873)	86,722
Net (decrease) increase in cash and cash equivalents	$(10,149)	$6,594

Cash Flows from Operating Activities

For the six months ended June 30, 2023, we incurred a net loss of $17.1 million, which included a $12.9 million loss from operations, a $4.6 million loss on extinguishment of notes payable, and $1.2 million of interest expense, net, partially offset by a $1.6 million credit related to the change in fair value of warrant liabilities. Net cash used in operating activities for the six months ended June 30, 2023 was $11.6 million.

For the six months ended June 30, 2022, we incurred a net loss of $72.8 million, which included a $101.3 million loss from operations and $2.8 million of interest expense, net, partially offset by a $31.0 million credit related to the change in fair value of warrant liabilities. Net cash used in operating activities for the six months ended June 30, 2022 was $50.5 million.

Cash Flows from Investing Activities

For the six months ended June 30, 2023, net cash provided by investing activities was $11.4 million, which included cash inflows of $10.5 million in proceeds from the sale of securities and $1.5 million in proceeds from the repayment of a loan receivable, partially offset by cash outflows of $591 thousand in costs related to the issuance of loans.

For the six months ended June 30, 2022, net cash used in investing activities was $29.6 million, which included cash outflows of $20.4 million related to the issuance of TTK-related loans receivable, $9.1 million of expenditures for property and equipment, $3.5 million paid in connection with our 2022 acquisition of Lab Society and partially offset by $3.4 million in net sales of marketable securities.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, net cash used in financing activities was $9.9 million, which was primarily driven by repayment of debt in a private placement of $10.3 million and payments on insurance financing loans of $999 thousand, partially offset by proceeds from the ATM Program of $1.5 million.

For the six months ended June 30, 2022, net cash provided by financing activities was $86.7 million, which consisted largely of $62.4 million in proceeds from our issuance of debt and warrants in a private placement, and $25.8 million from the issuance of Common Stock and warrants in a private placement, net of fees.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

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

The significant accounting policies and estimates that have been adopted and followed in the preparation of our consolidated financial statements are detailed in Note 1 - Overview, Basis of Presentation and Significant Accounting Policies included in our 2022 Annual Report on Form 10-K and in Note 1 - Overview, Basis of Presentation and Significant Accounting Policies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no changes in these policies and estimates that had a significant impact on the financial condition and results of operations for the periods covered in this Quarterly Report.

Recently Issued Accounting Pronouncements Adopted

Information on recently issued accounting pronouncements is included in Note 1 - Overview, Basis of Presentation and Significant Accounting Policies, included in the notes to condensed consolidated financial statements covered under Part I, Item 1 of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements Not Yet Adopted

More information on new accounting pronouncements not yet adopted by the Company is included within Note 1 - Overview, Basis of Presentation and Significant Accounting Policies, included in the notes to consolidated financial statements covered under Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer concluded that, due to the material weaknesses in our internal control over financial reporting previously identified in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and filed with the SEC on November 28, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

We are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting, including hiring technically qualified personnel and improving our technical accounting resources and capabilities. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the caption Legal Matters in Note 15 - Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which information is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Our recently completed reverse stock split is subject to several risks, and we cannot predict whether it will increase the market price for our Common Stock.

We cannot predict whether the 1-for-20 reverse stock split completed on July 5, 2023 will increase the market price for our Common Stock. The history of similar stock split combinations for companies in like circumstances is varied, and the market price of our Common Stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. Further, there are a number of risks associated with the reverse stock split, including:

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

Date: December 11, 2023