Form 10-Q
period 2023-09-30
Agrify Corp
filed 2024-01-03
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 21, 2023
Common Stock, $0.001 par value	1,701,243

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1

	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 (unaudited) and 2022 (unaudited)	2

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2023 (unaudited) and 2022 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 (unaudited) and 2022 (unaudited)	5

	Notes to the Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	44

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	63

ITEM 4.	CONTROLS AND PROCEDURES	63

PART II	OTHER INFORMATION	64

ITEM 1.	LEGAL PROCEEDINGS	64

ITEM 1A.	RISK FACTORS	64

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	64

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	64

ITEM 4.	MINE SAFETY DISCLOSURES	64

ITEM 5.	OTHER INFORMATION	64

ITEM 6.	EXHIBITS	65

SIGNATURES		66

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$154	$10,457
Restricted cash	—	10,000
Marketable securities	4	460
Accounts receivable, net of allowance for credit losses of $2,535 and $4,605 at September 30, 2023 and December 31, 2022, respectively	1,187	1,070
Inventory, net of reserves of $29,845 and $32,759 at September 30, 2023 and December 31, 2022, respectively	17,724	21,396
Prepaid expenses and other current assets	2,136	1,510
Total current assets	21,205	44,893
Loan receivable, net of allowance for credit losses of $19,215 and $33,050 at September 30, 2023 and December 31, 2022, respectively	11,298	12,214
Property and equipment, net	8,385	10,044
Operating lease right-of-use assets	2,036	2,210
Other non-current assets	141	326
Total assets	$43,065	$69,687

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,160	$20,543
Accrued expenses and other current liabilities	12,824	16,380
Operating lease liabilities, current	669	734
Long-term debt, current	1,140	28,833
Related party debt, current	500	—
Deferred revenue	4,079	4,112
Total current liabilities	41,372	70,602
Warrant liabilities	2,386	5,985
Other non-current liabilities	—	147
Operating lease liabilities, net of current	1,550	1,587
Long-term debt, net of current	18,998	407
Total liabilities	64,306	78,728

Commitments and contingencies (Note 15)

Stockholders’ (deficit) equity:
Common Stock, $0.001 par value per share, 10,000,000 and 5,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively, 1,651,281 and 1,038,298 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively (1)	2	1
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	244,898	237,875
Accumulated deficit	(266,374)	(247,148)
Total stockholders’ deficit attributable to Agrify	(21,474)	(9,272)
Non-controlling interests	233	231
Total liabilities and stockholders’ equity	$43,065	$69,687

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

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue (including $0, $0, $46, and $1,763 from related parties, respectively)	$3,139	$7,019	$14,009	$52,369
Cost of goods sold	2,165	11,135	11,447	50,703
Gross profit (loss)	974	(4,116)	2,562	1,666

General and administrative	4,321	24,126	16,066	53,263
Selling and marketing	812	2,160	3,522	6,582
Research and development	486	1,747	1,864	6,269
Change in contingent consideration	—	(602)	(1,322)	(1,509)
Gain on disposal	(67)	—	(62)	—
Impairment of goodwill and intangible assets	—	—	—	69,904
Total operating expenses	5,552	27,431	20,068	134,509
Loss from operations	(4,578)	(31,547)	(17,506)	(132,843)
Interest expense, net	(363)	(4,654)	(1,562)	(7,404)
Change in fair value of warrant liabilities	1,975	16,268	3,599	47,234
Loss on extinguishment of notes payable	—	(38,985)	(4,631)	(38,985)
Other expense, net	874	1,506	874	1,506
Other (expense) income, net	2,486	(25,865)	(1,720)	2,351
Net loss before income taxes	(2,092)	(57,412)	(19,226)	(130,492)
Income tax benefit	—	—	—	262
Net loss	(2,092)	(57,412)	(19,226)	(130,230)
(Loss) income attributable to non-controlling interest	—	(1)	2	(5)
Net loss attributable to Agrify Corporation	$(2,092)	$(57,413)	$(19,224)	$(130,235)
Net loss per share attributable to Common Stockholders – basic and diluted	$(1.27)	$(429.98)	$(13.48)	$(1,003.10)
Weighted average common shares outstanding - basic and diluted (1)	1,649,741	133,526	1,426,016	129,832

(1)	Periods presented have been adjusted to reflect the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding reverse stock splits may be found in Note 1 – Overview, Basis of Presentation, and Significant Accounting Policies, included elsewhere in the notes to the consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Preferred A Stock		Additional	Accumulated	Total Stockholders’ Equity attributable	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	to Agrify	Interests	Equity
Balance at January 1, 2022	111,035	$—	—	$—	$196,034	$(58,975)	$137,059	$365	$137,424
Stock-based compensation	—	—	—	—	1,893	—	1,893	—	1,893
Issuance of Common Stock and warrants in private placement	12,252	—	—	—	14,800	—	14,800	—	14,800
Acquisition of Lab Society	1,490	—	—	—	1,903	—	1,903	—	1,903
Exercise of options	42	—	—	—	20	—	20	—	20
Exercise of warrants	8,138	—	—	—	2	—	2	—	2
Net income	—	—	—	—	—	(72,824)	(72,824)	4	(72,820)
Balance at June 30, 2022	132,957	—	—	—	214,652	(131,799)	82,853	369	83,222
Stock-based compensation	—	—	—	—	1,645	—	1,645	—	1,645
Issuance of Common Stock in connection with acquisition	435	—	—	—	2,220	—	2,220	—	2,220
Reclass of warrant liability	—	—	—	—	4	—	4	—	4
Exercise of warrants	158	—	—	—	2	—	2	—	2
Issuance of restricted stock	1,000	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(57,413)	(57,413)	1	(57,412)
Balance at September 30, 2022	134,550	$—	—	$—	$218,523	$(189,212)	$29,311	$370	$29,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Preferred A Stock		Additional	Accumulated	Total Stockholders’ Equity attributable	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	to Agrify	Interests	Deficit
Balance at January 1, 2023	1,038,298	$1	—	$—	$237,875	$(247,148)	$(9,272)	$231	$(9,041)
Stock-based compensation	—	—	—	—	1,611	—	1,611	—	1,611
Issuance of Common Stock through an “at the market” offering, net of fees	323,082	—	—	—	1,545	—	1,545	—	1,545
Issuance of held-back shares to Lab Society	499	—	—	—	—	—	—	—	—
Issuance of Common Stock to Pure Pressure	366	—	—	—	—	—	—	—	—
Vesting of restricted stock units	17	—	—	—	—	—	—	—	—
Exercise of prefunded warrants in private placement	35,000	—	—	—	—	—	—	—	—
Conversion of Exchange Note	69,567	—	—	—	2,146	—	2,146	—	2,146
Conversion of Convertible Note	153,617	1	—	—	1,171	—	1,172	—	1,172
Proceeds from Employee Stock Purchase Plan Shares	2,500	—	—	—	25	—	25	—	25
Net loss	—	—	—	—	—	(17,134)	(17,134)	2	(17,132)
Balance June 30, 2023	1,622,946	2	—	—	244,373	(264,282)	(19,907)	233	(19,674)
Stock-based compensation	—	—	—	—	525	—	525	—	525
Reverse stock split fractional share settlement	28,335	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(2,092)	(2,092)	—	(2,092)
Balance September 30, 2023	1,651,281	$2	—	$—	$244,898	$(266,374)	$(21,474)	$233	$(21,241)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss attributable to Agrify Corporation	$(19,224)	$(130,235)
Adjustments to reconcile net loss attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	1,469	2,602
Amortization of premium on investment securities	—	606
Amortization of debt (premium) discount	(6)	4,195
Interest on investment securities	—	(700)
Amortization of issuance costs	24	508
Deferred income taxes	—	(262)
Prepaid and refundable taxes	—	(10)
Stock based compensation expense	2,136	3,538
Non-cash interest income	—	(1,581)
Change in fair value of warrant liabilities	(3,599)	(47,234)
Loss on extinguishment of notes payable, net	4,631	38,985
Impairment of goodwill and intangible assets	—	69,904
(Recovery of) provision for credit losses	(14,818)	23,708
(Recovery of) provision for slow-moving inventory	(2,914)	967
(Gain) loss on disposal of fixed assets	(63)	6
Change in fair value of contingent consideration	—	(1,509)
(Income) loss attributable to non-controlling interests	(2)	5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	866	1,217
Inventory	6,619	(20,129)
Prepaid expenses and other current assets	630	969
Right of use assets, net	66	55
Other non-current assets	170	(10)
Accounts payable	1,505	303
Accrued expenses and other current liabilities	(3,406)	(8,165)
Operating lease liabilities	9	—
Deferred revenue	(33)	4,247
Net cash and cash equivalents used in operating activities	(25,940)	(58,020)

Cash flows from investing activities:
Purchases of property and equipment	(59)	(8,002)
Proceeds from disposal of property and equipment	87	—
Purchase of securities	—	(283,271)
Proceeds from sale of securities	10,456	317,593
Issuance of loans receivable	(591)	(26,942)
Proceeds from repayment of loan receivable	15,342	—
Cash paid for business combination, net of cash acquired	—	(3,513)
Net cash and cash equivalents provided by (used in) investing activities	25,235	(4,135)

Cash flows from financing activities:
Proceeds from issuance of debt and warrants in private placement, net	—	61,891
Proceeds from issuance of Common Stock and warrants in private placement, net of fees	—	25,797
Proceeds from “at the market” Program, net	1,545	—
Proceeds from Employee Stock Purchase Plan Shares	25	—
Proceeds from exercise of options	—	20
Proceeds from exercise of warrants	—	3
Proceeds from issuance of related party note	500	—
Repayment of debt in private placement	(10,307)	(33,170)
Repayments of notes payable, other	(71)	(48)
Payments on other financing loans	(5)	(248)
Payments on insurance financing loans	(1,205)	(1,714)
Payments of financing leases	(80)	(241)
Impact of reverse stock split	—	2
Net cash and cash equivalents (used in) provided by financing activities	(9,598)	52,292
Net decrease in cash and cash equivalents	(10,303)	(9,863)
Cash and cash equivalents at the beginning of period	10,457	12,014
Cash and cash equivalents at the end of period	$154	$2,151
Cash, cash equivalents, and restricted cash at end of period
Cash and cash equivalents	154	2,151
Restricted cash	—	10,000
Total cash, cash equivalents, and restricted cash at the end of period	$154	$12,151
Supplemental disclosures of non-cash flow information
Initial fair value of warrants	$—	$50,705
Financing of prepaid insurance	$1,694	$1,928
Transfer of property and equipment to inventory	$33	$—
Conversion of convertible notes	$3,306	$—

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Paycheck Protection Program

In May 2020, the Company received an unsecured Paycheck Protection Program Loan (“PPP Loan”) from the Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), administered by the U.S. Small Business Administration (the “SBA”). The Company received total loan proceeds of approximately $0.8 million from the PPP Loan. On February 18, 2022, the Company applied for forgiveness of the outstanding balance of the PPP Loan and the application was denied by the SBA on March 18,2022. However, on June 23, 2022, the Company received a letter from Bank of America agreeing to extend the maturity date to May 7, 2025 and the loan will bear interest at a rate of 1.00% per year. The PPP loan is payable in 34 equal combined monthly principal and interest payments of approximately $24 thousand that commenced on August 7, 2022.

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

The Company has incurred operating losses since its inception and has negative cash flows from operations and a working capital deficiency. The Company also has an accumulated deficit of $266 million as of September 30, 2023. The Company’s primary sources of liquidity are its cash and cash equivalents and marketable securities, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC regulations, from the capital markets, including under its at-the-market continuous equity offering (“ATM” or ATM Program”).

As of September 30, 2023, the Company had $0.2 million of cash, cash equivalents, and marketable securities. The Company had no restricted cash as of September 30, 2023. As of December 31, 2022 the Company’s restricted cash balance of $10.0 million was associated with its new senior secured note (the “Exchange Note”). Current liabilities were $41.4 million as of September 30, 2023. Additional information regarding the Company’s Exchange Note may be found in Note 8 – Debt, included elsewhere in the notes to the consolidated financial statements.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 18, 2022, the Company entered into the ATM Program with Canaccord Genuity LLC (the “Agent”) pursuant to which it may issue and sell, from time to time, shares of its Common Stock having an aggregate offering price of up to $50 million, depending on market demand, with the Agent acting as an agent for sales. The ATM Program allowed the Company to sell shares of Common Stock pursuant to specific parameters defined by the Company as well as those defined by the SEC and the ATM Program agreement. In 2022, the Company sold 306,628 shares of Common Stock under the ATM at an average price of $50.85, resulting in gross proceeds of $15.6 million and net proceeds $15.1 million after commissions and fees to the Agent totaling $0.5 million and legal fees totaling $0.1 million. As of April 1, 2023, after which time the ATM program was discontinued, the Company sold an additional 323,082 shares of Common Stock under the ATM at an average price of $4.93, resulting in gross proceeds of $1.6 million and net proceeds of $1.6 million after commissions and fees to the Agent totaling $48 thousand. $3.0 million of the proceeds under the ATM Program were used to repay amounts due to High Trail Special Situations LLC (the “Investor”) under the Exchange Note. The Company used the net proceeds generated from the ATM Program for working capital and general corporate purposes, including repayment of indebtedness, funding its transformation initiatives and product category expansion efforts and capital expenditures. Due to the late filing of the Company’s Annual Report on Form 10-K, the Company is no longer eligible to utilize the registration statement on Form S-3 relating to the ATM Program.

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

Reclassifications

Certain amounts in the Company’s prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. In this Form 10-Q, the Company has reclassified selling, general and administrative expenses to two separate line items in the accompanying consolidated statements of operations as general and administrative expenses and selling and marketing expenses for the three months ended September 30, 2023 and 2022.

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash and deposits with maturities of three months or less as of September 30, 2023 and December 31, 2022. All cash equivalents are carried at cost, which approximates fair value.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The tables below show customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:

Revenue

For the three and nine months ended September 30, 2023 and 2022, the Company’s customers that accounted for 10% or more of the total revenue were as follows:

	Three months ended September 30, 2023		Three months ended September 30, 2022		Nine months ended September 30, 2023		Nine months ended September 30, 2022
(In thousands)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Company Customer Number - 136	*	*	$908	12.9%	$1,930	13.8%	$7,054	13.5%
Company Customer Number - 125	*	*	*	*	$1,855	13.2%	*	*
Company Customer Number - 139	*	*	*	*	*	*	$8,590	16.4%

*	Customer revenue, as a percentage of total revenue, was less than 10%

Accounts Receivable, Net

As of September 30, 2023 and December 31, 2022, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

	As of September 30, 2023		As of December 31, 2022
(In thousands)	Amount	% of Total Accounts	Amount	% of Total Accounts
Company Customer Number – 15095	$718	60.5%	$352	32.9%
Company Customer Number – 15874	$405	34.1%	*	*
Company Customer Number - 16491	*	*	$123	11.5%
Company Customer Number – 10888	*	*	$251	23.5%

*	Customer accounts receivable, as a percentage of total accounts receivable, was less than 10%

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

Based on its interim testing, the Company noted that the carrying value of equity exceeded the calculated fair value by an amount greater than the aggregate value of our goodwill. Accordingly, the Company concluded that the entire carrying value of its goodwill was impaired, resulting in a second-quarter impairment charge of $54.7 million in 2022. Additional information regarding the Company’s interim testing on goodwill may be found in Note 7 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

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

Based on its interim testing, the Company noted that the carrying value of equity exceeded the calculated fair value by an amount greater than the aggregate value of our intangible assets. Accordingly, the Company concluded that the entire carrying value of its intangible assets should be impaired, resulting in a second-quarter impairment charge of $15.2 million in 2022. Additional information regarding the Company’s interim testing on intangible assets may be found in Note 7 – Goodwill and Intangible Assets, Net, included elsewhere in the notes to the consolidated financial statements.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Additionally, on April 18, 2023, the Company modified the exercise price of certain warrants, to reduce this from $13.00 per share to $3.45 per share.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If a contract has payment terms that differ from the timing of revenue recognition, the Company will assess whether the transaction price for those contracts include a significant financing component. The Company has elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if the Company expects that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, the Company imputes interest on such contracts at an agreed-upon interest rate and will present the financing components separately as financial income. For the nine months ended September 30, 2023 and 2022, the Company did not have any such financial income.

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and generally transfers to its customers the warranties it receives from its vendors, if any, which generally cover this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. The Company maintains a reserve for warranty returns of $0.6 million and $0.6 million for September 30, 2023 and December 31, 2022, respectively. The Company’s reserve for warranty returns is included in accrued expenses and other current liabilities in its consolidated balance sheets. Additional information regarding the Company’s warranty reserve may be found in Note 3 – Supplemental Consolidated Balance Sheet Information, included elsewhere in the notes to the consolidated financial statements.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging—Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU No. 2020-06 simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2022. The adoption of this new accounting guidance had no impact on the Company’s consolidated financial position.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities and accounts receivable. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of this standard did not have a material impact on these condensed consolidated financial statements.

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

The following table provides the Company’s revenue disaggregated by the timing of revenue recognition:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Transferred at a point in time	$2,831	$5,657	$12,384	$28,675
Transferred over time	308	1,362	1,625	23,694
Total revenue	$3,139	$7,019	$14,009	$52,369

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

Changes in the Company’s current deferred revenue balance for the three months ended September 30, 2023 and the year ended December 31, 2022 were as follows:

(In thousands)	Three months ended September 30, 2023	Year ended December 31, 2022
Deferred revenue – beginning of period	$4,112	$3,772
Additions	3,685	13,392
Recognized	(3,718)	(13,052)
Deferred revenue – end of period	$4,079	$4,112

Deferred revenue balances primarily consist of customer deposits on the Company’s cultivation and extraction solutions equipment. As of September 30, 2023 and December 31, 2022, all of the Company’s deferred revenue balances were reported as current liabilities in the accompanying consolidated balance sheets.

Note 3 — Supplemental Consolidated Balance Sheet Information

Accounts Receivable

Accounts receivable consisted of the following as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Accounts receivable, gross	$3,722	$5,675
Less allowance for credit losses	(2,535)	(4,605)
Accounts receivable, net	$1,187	$1,070

The changes in the allowance for credit losses accounts consisted of the following:

(In thousands)	Nine months ended September 30, 2023	Year ended December 31, 2022
Allowance for credit losses - beginning of period	$4,605	$1,415
(Recovery of) allowance for credit losses	(983)	4,928
Write-offs of uncollectible accounts	(1,087)	(1,510)
Other adjustments	—	(228)
Allowance for credit losses - end of period	$2,535	$4,605

The Company recognized a net recovery of bad debt income of $0.4 million, relative to a bad debt expense of $0.4 million, for the three months ended September 30, 2023 and 2022, respectively, and a net recovery of bad debt of $1.0 million, relative to a bad debt expense of $1.9 million, for the nine months ended September 30, 2023 and 2022, respectively.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Legal settlement receivables	$1,206	$—
Prepaid insurance	669	219
Prepaid expenses, other	124	230
Prepaid software	44	129
Prepaid materials	33	45
Deferred issuance costs, net	—	463
Other receivables, other	60	424
Total prepaid expenses and other current assets	$2,136	$1,510

Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Leased equipment	4,465	602
Leasehold improvements	$1,123	$1,111
Machinery and equipment	904	1,049
Software	606	606
Computer and office equipment	588	627
Research and development laboratory equipment	183	260
Furniture and fixtures	116	504
Trade show assets	79	78
Vehicles	73	136
Total property and equipment, gross	8,137	4,973
Accumulated depreciation	(2,695)	(2,372)
Construction in progress	2,943	7,443
Total property and equipment, net	$8,385	$10,044

Depreciation expense for the three months ended September 30, 2023 and 2022 was $0.5 million and $0.4 million, respectively, and $1.5 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively. Depreciation expense is recorded within general and administrative expenses, research and development expenses, and selling and marketing expenses depending on the nature of the property and equipment depreciated.

Other Non-Current Assets

Other non-current assets consisted of the following as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Security deposits	$141	$153
Long-term deferred commissions expense	—	173
Total other non-current assets	$141	$326

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Sales tax payable (1)	$6,019	$5,950
Accrued acquisition liabilities (2)	2,180	3,502
Accrued construction costs	1,540	2,669
Accrued interest expense	1,041	240
Compensation related fees	944	2,285
Accrued warranty expenses	585	553
Accrued professional fees	443	313
Accrued inventory purchases	63	569
Accrued consulting fees	9	20
Financing lease liabilities	—	152
Other current liabilities	—	127
Total accrued expenses and other current liabilities	$12,824	$16,380

(1)	Sales tax payable primarily represents identified sales and use tax liabilities arising from our acquisition of Precision and Cascade. These amounts are included as part of our initial purchase price allocations and are the subject matter of an indemnification claim under the Precision and Cascade acquisition agreement.

(2)	Accrued acquisition liabilities includes both the contingent consideration and the value of held back Common Stock associated with the 2022 acquisition of Lab Society and the 2021 acquisitions of Precision, Cascade and PurePressure.

Accrued Warranty Costs

The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs:

(In thousands)	September 30, 2023	December 31, 2022
Warranty accrual – beginning of period	$553	$398
Liabilities accrued for warranties issued during the period	230	264
Warranty accruals paid during the during	(198)	(109)
Warranty accrual – end of period	585	553

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation techniques for assets and liabilities include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

At September 30, 2023 and December 31, 2022, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2023				December 31, 2022
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds (included in cash and cash equivalents)	$—	$—	$—	$—	$33	$—	$—	$33
Money market funds	4	—	—	4	—	—	—	—
Corporate bonds	—	—	—	—	427	—	—	427
Total assets	$4	$—	$—	$4	$460	$—	$—	$460
Liabilities:
Warrant liabilities - January 2022 warrants	—	—	3	3	—	—	4	4
Warrant liabilities - March 2022 warrants	—	—	15	15	—	—	34	34
Warrant liabilities - August 2022 warrants	—	—	38	38	—	—	93	93
Warrant liabilities - December 2022 warrants	—	—	2,330	2,330	—	—	5,854	5,854
Total liabilities	$—	$—	$2,386	$2,386	$—	$—	$5,985	$5,985

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, warrant liabilities, and contingent consideration. Fair value information for each of these instruments as well as other balances of the Company are as follows:

●	Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred revenue liabilities approximate their fair values, based on the short-term nature of these instruments.

●	Marketable securities classified as current held-to-maturity securities are recorded at amortized cost, which at September 30, 2023, approximated fair value.

●

The Company’s deferred consideration was recorded in connection with acquisitions during the six months ended September 30, 2023 and fiscal 2022 using an estimated fair value discount at the time of the transactions. As of September 30, 2023 and December 31, 2022, the carrying value of the deferred consideration approximated fair value.

●	The Company’s warrant liabilities are marked-to-market each reporting period with the changes in fair value of warrant liabilities recorded in other income (expense), net in the accompanying consolidated statements of operations until the warrants are exercised. The fair value of the warrant liabilities are estimated using a Black-Scholes option-pricing model.

Marketable Securities

As of September 30, 2023, the Company held investments in municipal bonds and corporate bonds. The municipal and corporate bonds are considered held-to-maturity securities and are recorded at amortized cost in the accompanying consolidated balance sheet. The fair values of these investments were estimated using recently executed transactions and market price quotations. The Company considers current assets as those investments which will mature within the next 12 months including, interest receivable on long-term bonds.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company’s marketable securities are as follows:

(In thousands)	September 30, 2023	December 31, 2022
Current marketable securities:
Money market funds	$4	$—
Corporate bonds	—	427
Mutual funds	—	33
	$4	$460

Contingent Consideration

The Company has classified its net liability for contingent earn-out considerations to the sellers relating to one acquisition completed during the first quarter of 2022 and two acquisitions completed during fiscal 2021. The fair value for the contingent consideration associated with these acquisitions is within Level 3 of the fair value hierarchy because the associated fair value is determined using significant unobservable inputs, which included the key assumptions to model future revenue, costs of goods sold and operating expense projections. The company recorded no change in contingent consideration for the nine months ended September 30, 2023. The contingent earn-out payments to the sellers for each acquisition are based on the achievement of certain revenue thresholds.

(In thousands)	Year ended December 31, 2022
Contingent consideration – beginning of period	$6,137
Accrued contingent consideration	1,420
Accretion of contingent consideration	149
Payments made on contingent liabilities	(5,550)
Change in estimated fair value	(2,156)
Contingent consideration – end of period	$—

The Company included contingent consideration within accrued expenses and other current liabilities on its consolidated balance sheets as of September 30, 2023 and December 31, 2022.

See below for additional information related to each acquisition’s contingent consideration.

Contingent Consideration – PurePressure

The Company, in its review of actual revenue performance as compared to its originally projected revenue estimates, noted that PurePressure’s revenue trend is materially below the originally estimated revenue trends incorporated into the Company’s original fair value estimates at the time of the acquisition. As a result, the Company has reduced its fair value estimate of achievement for PurePressure’s first earn-out period. During the third quarter ended September 30, 2022, the Company reduced the estimated fair value of the contingent consideration liability associated with PurePressure’s first earn-out period by approximately $0.6 million and their second earn-out by approximately $0.2 million. As required by ASC Topic 805 Business Combination (“ASC 805”), the change in contingent consideration was recorded as a reduction in operating expenses during the third and fourth quarters of 2022, respectively.

Contingent Consideration – Lab Society

The Company, in its review of actual revenue performance as compared to its originally projected revenue estimates, noted that Lab Society’s revenue trend is materially below the originally estimated revenue trends incorporated into the Company’s original fair value estimates at the time of the acquisition. As a result, the Company has reduced its fair value estimate of achievement for Lab Society’s first earn-out period. During the second quarter ended June 30, 2022, the Company reduced the estimated fair value of the contingent consideration liability associated with Lab Society’s first earn-out period by approximately $1.0 million and their second earn-out by approximately $0.5 million. As required by ASC 805, the change in contingent consideration was recorded as a reduction in operating expenses during the second and fourth quarters of 2022, respectively.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingent Consideration – Precision and Cascade

The earn-out period for the potential contingent consideration to be earned by the former members of Precision and Cascade concluded on December 31, 2021. The Company, during the second quarter of 2022, increased the amount of the contingent consideration earned by the former members of Precision and Cascade by approximately $0.1 million, to reflect the final contingent consideration amount due. This amount was recorded as an increase in operating expenses during the second quarter of 2022. During the period ended December 31, 2022, the Company made the final payment on the contingent consideration of approximately $5.6 million to the members of Precision and Cascade.

Warrant Liabilities

The estimated fair value of the warrant liabilities on September 30, 2023 is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values that represent the Company’s best estimate. The volatility rate is determined utilizing the Company’s own share price and the share price of competitors over time.

However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

January 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation as of September 30, 2023 and for the year ended December 31, 2022:

	As of September 30, 2023	December 31, 2022
Stock price	$2.17	$6.66
Exercise price	$1,496.00	$1,496.00
Expected term (in years)	3.82	4.58
Volatility	136.00%	98.30%
Discount rate - treasury yield	4.72%	4.05%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the nine months ended September 30, 2023:

(In thousands)	Nine Months Ended September 30, 2023
Warrant liabilities – beginning of period	$4
Change in estimated fair value	3
Warrant liabilities - March 31, 2023	7
Change in estimated fair value	(1)
Warrant liabilities –June 30, 2023	6
Change in estimated fair value	(3)
Warrant liabilities –September 30, 2023	$3

March 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation as of September 30, 2023 and for the year ended December 31, 2022:

	As of September 30, 2023	December 31, 2022
Stock price	$2.17	$6.66
Exercise price	$430.00	$430.00
Expected term (in years)	4.38	5.13
Volatility	130.00%	97.96%
Discount rate - treasury yield	4.66%	3.99%

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the nine months ended September 30, 2023:

(In thousands)	Nine Months Ended September 30, 2023
Warrant liabilities – beginning of period	$34
Change in estimated fair value	5
Warrant liabilities - March 31, 2023	39
Change in estimated fair value	(7)
Warrant liabilities – June 30, 2023	32
Change in estimated fair value	(17)
Warrant liabilities –September 30, 2023	$15

August 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation as of September 30, 2023 and for the year ended December 31, 2022:

	As of September 30, 2023	December 31, 2022
Stock price	$2.17	$6.66
Exercise price	$246.00	$246.00
Expected term (in years)	4.38	5.13
Volatility	130.00%	97.96%
Discount rate - treasury yield	4.66%	3.99%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the nine months ended September 30, 2023:

(In thousands)	Nine Months Ended September 30, 2023
Warrant liabilities – beginning of period	$93
Change in estimated fair value	(4)
Warrant liabilities - March 31, 2023	89
Change in estimated fair value	(12)
Warrant liabilities – June 30, 2023	77
Change in estimated fair value	(39)
Warrant liabilities –September 30, 2023	$38

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation as of September 30, 2023 and for the year ended December 31, 2022:

	As of September 30, 2023	December 31, 2022
Stock price	$2.17	$6.66
Exercise price	$3.45	$13.00
Expected term (in years)	4.38	4.98
Volatility	130.00%	98.00%
Discount rate - treasury yield	4.66%	3.99%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the nine months ended September 30, 2023:

(In thousands)	Nine Months Ended September 30, 2023
Warrant liabilities – beginning of period	$5,854
Change in estimated fair value	(3,493)
Warrant liabilities - March 31, 2023	2,361
Change in estimated fair value	1,885
Warrant liabilities – June 30, 2023	4,246
Change in estimated fair value	(1,916)
Warrant liabilities –September 30, 2023	$2,330

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2022, the Company established a reserve of approximately $12.5 million specifically related to Greenstone. Greenstone is a related party because one of the Company’s former Agrify Brands employees and its VP of Engineering had a minority ownership. The Company established the reserve based upon its review of Greenstone’s financial stability, which would impact collectability, which is primarily the result of unfavorable market conditions within the Colorado market. The Company will continue to monitor the operations of Greenstone in an effort to collect all outstanding receivables but due to the uncertain nature of Greenstone’s business at this time the Company has made the decision to place a reserve against the receivables. During the quarter ended June 30, 2023, the Greenstone loan was fully written off against the reserve as a result of the sale of Greenstone to Denver Greens. It was agreed that Denver Greens would not have to pay back Greenstone’s Loan.

The breakdown of loans receivable by customer as of September 30, 2023 and December 31, 2022 were as follows:

(In thousands)	September 30, 2023	December 31, 2022
Customer 139	$14,691	$14,691
Customer 136	—	12,457
Customer 125	9,012	9,048
Customer 24096	6,810	5,890
Other – Non-TTK Solution (1)	—	3,178
Allowance for credit losses (2)(3)	(19,215)	(33,050)
Total loan receivable	$11,298	$12,214

(1)	The current portion of loan receivable is included within Note 3 – Supplemental Consolidated Balance Sheet Information, included elsewhere in the notes to the consolidated financial statements.

(2)	The balance was written off at December 31, 2022 due to the cancellation of this TTK Solution project.

(3)	The Company established an allowance for credit losses of approximately $14.7 million related to Bud & Mary’s ongoing litigation. Approximately $4.5 million relates to Hannah.

At this time, the Company is not aware of, nor has it identified any risk or potential performance failure associated with any of its TTK Solution arrangements, other than the noted exceptions of Bud & Mary’s TTK Solution and Greenstone TTK Solution, which is a related party, as described above.

The Company analyzed whether any of the above customers are a VIE in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. Based on the Company’s analysis, the Company has determined that Greenstone, which is a related party because one of the Company’s former Agrify Brands employees and its VP of Engineering had a minority ownership, is a VIE. The Company’s loan receivable from Greenstone was written off in full during the quarter ending June 30, 2023.

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

Inventory consisted of the following as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Raw materials	$24,100	$24,960
Prepaid inventory	10,838	15,506
Finished goods	7,607	13,689
Inventory for resale	5,024	—
Inventory, gross	47,569	54,155
Inventory reserves	(29,845)	(32,759)
Total inventory, net	$17,724	$21,396

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventory Reserves

The Company establishes an inventory reserve for obsolete, slow moving, and defective inventory. The Company calculates inventory reserves for obsolete, slow moving, or defective items as the difference between the cost of inventory and its estimated net realizable value. The reserves are based upon management’s expected method of disposition.

Changes in the Company’s inventory reserve are as follows:

(In thousands)	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Inventory reserves – beginning of period	$32,759	$942
(Decrease) increase in inventory reserves	(2,914)	31,817
Inventory reserves – end of period	$29,845	$32,759

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Debt

The Company’s debt consisted of:

(In thousands)	September 30, 2023	December 31, 2022
Note payable – Exchange Note	$18,509	$31,975
PPP Loan	518	656
Navitas loan	10	23
Related party debt	500	—
Other notes payable (1)	487	—
Total debt	20,024	32,654
Unamortized debt premium (discount)	614	(3,415)
Total debt, net of debt discount	20,638	29,239
Less: current portion, net of current unamortized debt discount	(1,640)	(28,832)
Long-term debt, net of current	$18,998	$407

(1)	Other notes payable relates to a one-year insurance premium that was financed over nine-months.

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

August 2022 Securities Exchange Agreement

On August 18, 2022, the Company reached an agreement with the Investor to amend its existing senior SPA Note and entered into the August 2022 Exchange Agreement. Pursuant to the August 2022 Exchange Agreement, the Company partially paid $35.2 million along with approximately $0.3 million in repayments for other fees under the SPA Note and exchanged the remaining balance of the SPA Note for an Exchange Note with an aggregate original principal amount of $35.0 million and a new Note Exchange Warrant to purchase 71,139 shares of Common Stock and modified an existing SPA Warrants to purchase up to an aggregate of 34,406 shares of Common Stock. The Company exchanged the SPA Warrant for new August 2022 Warrants.

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

At any time, the Company may prepay all of the Exchange Note by redemption at a price equal to 102.5% of the then-outstanding principal amount under the Note plus accrued but unpaid interest. The holder will also have the option of requiring the Company to redeem the Exchange Note on the one-year or two-year anniversaries of issuance at a price equal to the then-outstanding principal amount under the Exchange Note plus accrued but unpaid interest, or if the Company undergoes a fundamental change at a price equal to 102.5% of the then-outstanding principal amount under the Exchange Note plus accrued but unpaid interest.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Modification of Notes Payable

On March 8, 2023, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement” or “Second Amendment”) with the Investor. Pursuant to the Exchange Agreement, at closing the Company prepaid approximately $10.3 million in principal amount under the August 2022 Note and exchange $10.0 in principal amount of the remaining balance of the August 2022 Note for a new senior secured convertible note (the “Convertible Note”) with an original principal amount of $10.0 million. After the closing of the Exchange Agreement, the August 2022 Note remained outstanding with a remaining balance of $11.7 million.

This exchange was deemed to be an extinguishment under ASC 470, as the modified debt added a substantive conversion option that was not inherent in the August 2022 Note. As a result, the Company recognized a loss on the extinguishment of debt of $4,619,846.

Convertible Notes

On March 8, 2023, as a result of the Exchange Agreement, the Company issued a Convertible Note to the Investor with a principal balance of $10 million. The Convertible Note bears a 9.0% annualized interest rate, with interest to be paid monthly, in cash, beginning April 1, 2023. The principal amount of the Convertible Note will be payable on the Maturity Date, provided that the holder will be entitled to a cash sweep of 30% of the proceeds of any at-the-market equity offering and 20% of the proceeds received by the Company in connection with any other equity financing, which will reduce the outstanding principal amount under the August 2022 Note or the Convertible Note.

At any time, the Company may prepay all of the Convertible Note by redemption at a price equal to 102.5% of the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest. The holder will also have the option of requiring the Company to redeem the Convertible Note (i) on August 19, 2023 or August 19, 2024 at a price equal to the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest, provided that the redemption right on August 19, 2023 will not be exercisable if the Company raises at least $8.0 million in gross proceeds from equity offerings prior to such date, or (ii) if the Company undergoes a fundamental change (as defined below) at a price equal to 102.5% of the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Convertible Note will impose certain customary affirmative and negative covenants upon the Company, as well as covenants that will (i) restrict the Company and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, (ii) restrict the ability of the Company and its subsidiaries from making certain investments, subject to specified exceptions, and (iii) restrict the declaration of any dividends or other distributions, subject to specified exceptions. If an event of default under the Convertible Note occurs, the holder can elect to redeem the Convertible Note for cash equal to (A) 115% of the then-outstanding principal amount of the Convertible Note (or such lesser principal amount accelerated by the Investor), plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 15% from the date of a default or event of default, or, only in connection with certain events of default, (B) the greater of the amount under clause (A) or the sum of (i) 115% of the product of (a) the conversion rate in effect as of the trading day immediately preceding the date that the holder delivers a notice of acceleration; (b) the total then outstanding principal amount under the Convertible Note (in thousands); and (c) the greater of (1) the highest daily volume weighted average price (“VWAP”) per share of Common Stock occurring during the fifteen consecutive trading days ending on, and including, the trading day immediately before the date the holder delivers such notice and (2) the highest daily VWAP per share of Common Stock occurring during the fifteen consecutive trading days ending on, and including, the trading immediately before the date the applicable event of default occurred and (ii) the accrued and unpaid interest on the Convertible Note.

Until the date the Convertible Note is fully repaid, the holder will have, subject to certain exceptions, the right to participate for up to 30% of any offering of debt, equity (other than an offering of solely Common Stock), or equity-linked securities, including without limitation any debt, preferred stock or other instrument or security, of the Company or its subsidiaries.

If the holder elects to convert the Convertible Note, the conversion price per share will be $7.64, subject to customary adjustments for certain corporate events. The conversion of the Convertible Note will be subject to certain customary conditions. The Convertible Note may not be converted into shares of Common Stock if such conversion would result in the holder and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of Common Stock, provided that upon 61 days’ notice, such ownership limitation may be adjusted by the holder, but in any case, to no greater than 9.99%.

The Company evaluated the embedded features in accordance with ASC 815-15-25 and the determined embedded features are not required to be bifurcated and separately measured at fair value.

Interest expense related to the Convertible Notes described above was $1,757,931 for the nine months ended September 30, 2023. Accrued interest totaled $1,041,388 as of September 30, 2023.

Note Conversion

Pursuant to the Exchange Agreement the Company entered into with High Trail Special Situations LLC on March 8, 2023, the Investor elected, on April 26, 2023, to convert $1.6 million of the remaining outstanding principal amount on the Convertible Note for 153,617 shares of Common Stock of the Company.

On May 1, 2023, the Company entered into a letter agreement with the above referenced accredited Lender (the “Letter Agreement”), pursuant to which the Company and the Investor agreed to exchange or redeem $2.0 million of the remaining outstanding principal amount under the Exchange Note for a total of 445,196 shares of Common Stock of the Company, subject to a Beneficial Ownership Limitation of 4.99% of the Company’s Common Stock. Due to the Beneficial Ownership Limitation of 4.99%, a total of 69,568 shares of Common Stock of the Company were issued to the Investor, with the remaining 375,629 shares held in abeyance until the balance (or portion thereof) may be issued in compliance with such limitations. As a result, the Company recognized a loss on the redemption of $11,609.

The following table summarizes the short-term and long-term portions of the Exchange Note as of September 30, 2023:

(In thousands)	Short-Term	Long-Term	Notes payable, net
Principal	$—	$18,509	$18,509
Unamortized premium	316	298	614
Net carrying amount	$316	$18,807	$19,123

As of September 30, 2023, future minimum payments were as follows:

Years ending December 31 (In thousands),
Remaining 2023	$748
2024	648
2025	18,628
Total future payments	$20,024

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related party debt

On July 12, 2023, the Board of Directors of the Company approved the issuance of an unsecured promissory note (the “Related Party Note”) in favor of GIC Acquisition, LLC (“GIC”), an entity that is owned and managed by the Company’s Chairman and Chief Executive Officer. Pursuant to the Related Party Note, GIC is obligated to lend up to $500,000 to the Company, $300,000 of which was delivered at issuance and the remaining $200,000 delivered on July 31, 2023. The Related Party Note bears interest at a rate of 10% per annum, will mature in full on August 6, 2023, and may be prepaid without any fee or penalty. The Related Party Note ranks junior to all existing secured indebtedness of the Company. The maturity date of the Related Party Note was subsequently amended to December 31, 2023 at which point principal and accrued interest will be repaid in full.

Paycheck Protection Program Loan

Paycheck Protection Program Loans under the Coronavirus Aid, Relief, and Economic Security Act

In May 2020, the Company entered into a PPP Loan with Bank of America pursuant to the PPP under the CARES Act administered by the SBA.

The Company received total proceeds of approximately $0.8 million from the unsecured PPP Loan, which was originally scheduled to mature on May 7, 2022. The Company applied for forgiveness on the $0.8 million of PPP loan, but forgiveness was denied by the SBA. On June 23, 2022, the Company received a letter from Bank of America agreeing to extend the maturity date to May 7, 2025 and the loan bears interest at a rate of 1.00% per year. The PPP loan is payable in 34 equal combined monthly principal and interest payments of approximately $24 thousand that commenced on August 7, 2022.

The breakdown of PPP Loan balances by current and non-current as of September 30, 2023 and December 31, 2022 were as follows:

(In thousands)	Balance Sheet Location	September 30, 2023	December 31, 2022
PPP Loan, current	Long-term debt, current	$328	$255
PPP Loan, non-current	Long-term debt	189	401
Total PPP Loan outstanding		$518	$656

Note 9 - Leases

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

As the implicit interest rate in its leases was generally not known, the Company’s used its incremental borrowing rate as the discount rate for purposes of determining the present value of its lease liabilities. At September 30, 2023, the Company’s weighted-average discount rate utilized for its leases was 7.39%.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additional information on the Company’s operating and financing lease activity was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Operating lease cost	$205	$293	$709	$828
Finance lease cost:
Amortization of right-of-use assets	21	54	112	148
Interest on lease liabilities	2	7	13	26
Total lease cost	$228	$354	$834	$1,002

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term – operating leases	3.23 years	3.59 years
Weighted-average remaining lease term – finance leases	0 years	2.30 years
Weighted-average discount rate – operating leases	7.39%	6.76%
Weighted-average discount rate – finance leases	—%	7.83%

(In thousands)	Balance Sheet Location	September 30, 2023	December 31, 2022
Assets
Right-of-use assets, net	Right-of-use, net	$2,036	$2,210
Finance lease assets	Property and equipment, net	—	261
Liabilities
Operating lease liabilities, current	Operating lease liabilities, current	669	734
Operating lease liabilities, non-current	Operating lease liabilities, non-current	1,550	1,587
Total operating lease liabilities		$2,219	$2,321

Finance lease liabilities, current	Accrued expenses and other current liabilities	—	152
Finance lease liabilities, non-current	Other non-current liabilities	—	147
Total finance lease liabilities		$—	$299

Maturities of operating and finance lease liabilities as of September 30, 2023 are as follows:

Years ending December 31 (In thousands),	Operating lease	Finance lease
Remaining 2023	$212	$—
2024	782	—
2025	748	—
2026	560	—
2027	202	—
Total minimum lease payments	2,504	—
Less imputed interest	(285)	—
Total lease liabilities	$2,219	$—

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

At The Marketing Offering

On October 18, 2022, the Company entered into the ATM Program with the Agent pursuant to which it may issue and sell, from time to time, shares of its Common Stock having an aggregate offering price of up to $50 million, depending on market demand, with the Agent acting as an agent for sales. The ATM Program allowed the Company to sell shares of Common Stock pursuant to specific parameters defined by the Company as well as those defined by the SEC and the ATM Program agreement. As of December 31, 2022, the Company sold 306,628 shares of Common Stock, under the ATM at an average price of $50.85 per share, resulting in gross proceeds of $15.6 million, and net proceeds of $15.0 million after commissions and fees to the Agent totaling $0.5 million and legal fees totaling $0.1 million. $3.0 million of the proceeds under the ATM Program were used to repay amounts due to the Investor under the Exchange Note. The Company used net proceeds generated from the ATM Program for working capital and general corporate purposes, including repayment of indebtedness, funding its transformation initiatives and product category expansion efforts and capital expenditures. Due to the late filing of this Annual Report on Form 10-K, the Company is no longer eligible to utilize the registration statement on Form S-3 relating to the ATM Program, and does not anticipate any further sales under the ATM Program in the foreseeable future.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11 — Stock-Based Compensation and Employee Benefit Plans

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which replaced the 2020 Stock Option Plan (the “2020 Plan”). The 2022 Plan provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards and cash-based awards. The aggregate number of shares of Common Stock that may be reserved and available for grant and issuance under the 2022 Plan is 26,483 shares, which includes the 10,000 shares authorized under the 2022 Plan, plus the rollover of 16,483 issued and outstanding awards under the 2020 Plan. Shares will be deemed to have been issued under the 2022 Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the 2020 Plan or the 2022 Plan expires, is canceled, terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2022 Plan. The 2022 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors. As of September 30, 2023, there were 13,198 shares of Common Stock available to be granted under the Company’s 2022 Plan.

The Company’s stock compensation expense was $0.5 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively. The Company’s stock compensation expense was $2.1 million and $3.5 million for the nine months ended September 30, 2023 and 2022, respectively.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Stock options granted under the Company’s 2022 Plan are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s Common Stock on the date of grant. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying Common Stock, expected option life, and expected volatility in the market value of the underlying Common Stock. No stock options were granted during the three and nine months ended September 30, 2023 and 2022.

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

The following table presents option activity under the Company’s stock option plans for the three and six months ended September 30, 2023:

(In thousands, except share and per share data)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	13,439	$1,518.05	$—
Exercised	(104)	6.67
Forfeited	(83)	—
Expired	(54)	1,213.74
Options outstanding at September 30, 2023	13,198	$1,540.76	$—

Options vested and exercisable as of September 30, 2023	11,379	$1,467.77
Options vested and expected to vest as of September 30, 2023	12,124	$1,498.89

As of September 30, 2023, total unrecognized compensation expense related to unvested options under the Company’s 2022 Plan was $1.3 million, which is expected to be recognized over a weighted average period of 0.46 years.

The following table summarizes information about options vested and exercisable at September 30, 2023:

	Options Vested and Exercisable
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$456.00	3,758	5.38	$456.00
$972.00	3,526	5.47	$972.00
$1,536.00	25	9.59	$1,536.00
$1,840.00	146	12.39	$1,840.00
$2,768.00	3,924	10.36	$2,768.00

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about options expected to vest after September 30, 2023:

	Options Vested and Expected to Vest
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
456.00	3,758	5.38	$456.00
972.00	3,566	5.47	$972.00
1,536.00	50	9.59	$1,536.00
1,840.00	250	12.39	$1,840.00
2,768.00	4,500	10.36	$2,768.00

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

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	7,691	$230.75
Vested	(2,406)	230.80
Forfeited	(3,100)	230.80
Unvested at September 30, 2023	2,185	$230.80

As of September 30, 2023, total unrecognized compensation expense related to unvested restricted stock units was $0.7 million, which is expected to be recognized over a weighted average period of 2.10 years.

2022 Employee Stock Purchase Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Employee Stock Purchase Plan (“ESPP”). The Company has initially reserved 2,500 shares of Common Stock for issuance under the ESPP. On September 30, 2023, 2,500 shares were available for future issuance.

Under the ESPP, eligible employees are granted options to purchase shares of Common Stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about August 1 and February 1 and are exercisable on or about the succeeding January 31 and July 31, respectively, of each year. No participant may purchase more than $25 thousand worth of Common Stock annually. No Common Stock was granted under the 2022 ESPP during the three and nine months ended September 30, 2023.

Employee Benefit Plan

The Company maintains an employee’s savings and retirement plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). All full-time U.S. employees become eligible to participate in the 401(k) Plan. The Company’s contribution to the 401(k) Plan is discretionary. During the three and nine months ended September 30, 2023, the Company did not contribute to the 401(k) Plan.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stock Warrants

The following tables present all warrant activity of the Company for the nine months ended September 30, 2023 and 2022:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding at December 31, 2022	1,530,001	$38.07
Exercised	(35,000)	—
Warrants outstanding at September 30, 2023	1,495,001	$38.07

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding at December 31, 2021	1,358	$4.00
Granted	128,476	427.00
Exercised	(8,295)	0.20
Warrants outstanding at September 30, 2022	121,539	$451.40

The Company received proceeds from the exercise of cashless warrants of $0 for the three and nine months ended September 30, 2023, and $1 thousand and $2 thousand for the three and nine months ended September 30, 2022, respectively.

Note 13 — Income Taxes

The Company’s effective income tax rate was 0.0% and 0.2% for the nine months ended September 30, 2023 and 2022, respectively. The provision for (benefit from) income taxes was $0 and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. The difference between the Company’s effective tax rates for the 2023 and 2022 periods and the U.S. statutory tax rate of 21% was primarily due a valuation allowance recorded against certain deferred tax assets. The change in the provision for (benefit from) income taxes for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a recording of a valuation allowance on the company’s net deferred tax assets.

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

The components of basic and diluted net loss per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net loss attributable to Agrify Corporation	(2,092)	(57,413)	(19,224)	(130,235)
Denominator:
Weighted-average common shares outstanding –	1,649,741	133,526	1,426,016	129,832
Net loss per share attributable to Common Stockholders – basic and diluted	$(1.27)	$(429.98)	$(13.48)	$(1,003.10)

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

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Shares subject to outstanding stock options	11,379	14,286
Shares subject to unvested restricted stock units	2,185	8,965
Shares subject to outstanding warrants	1,495,001	121,539
	1,508,565	144,790

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

Other Litigation

In September 2023, the Company settled a legal dispute with a specific customer which resulted in the recognition of a gain of approximately $0.9 million, of which $0.3 million was paid in October 2023, with the remaining approximate $0.6 million to be paid in equal monthly installments, beginning in January, 2024. This gain was recognized as part of Other expense, net per the Condensed Consolidated Statement of Operations for the quarter ended September 30, 2023, with the approximate $0.9 million receivable balance recognized as part of Prepaid expenses and other current assets, per the Condensed Consolidated Balance Sheet, as of September 30, 2023. The settlement also resulted in the return of equipment to the Company, in October 2023.

In addition to the above, the Company entered into several additional vendor settlement agreements during the quarter ended September 30, 2023, which resulted in an aggregate gain being recognized for the quarter ended September 30, 2023, and a corresponding reduction in accounts payable owing by the Company, as of September 30, 2023, of approximately $1 million.

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

Distribution Agreements with Related Party – Bluezone Products, Inc.

On September 7, 2019, the Company entered into a distribution agreement with Bluezone Products, Inc. (“Bluezone”) for distribution rights to the Bluezone products with certain exclusivity rights. The agreement requires minimum purchases amounting to $0.5 million and $0.6 million for the first and second contract anniversary years. The agreement auto-renews for successive one-year periods unless earlier terminated. In March 2021, the Company notified Bluezone of the non-renewal of the agreement which means it ended on May 31, 2021. The Company exceeded the minimum purchase amount for the first year and purchased approximately $0.3 million of the committed $0.7 million second-year purchases through December 31, 2021. Bluezone is a related party to the Company.

Committed Purchase Agreement with Related Party – 4D Bios, Inc.

On September 18, 2021, the Company entered into an amended purchase agreement with 4D Bios, Inc. (“4D”) to secure purchases of horticultural equipment. The original agreement required minimum purchases of between $577 dollars and $607 dollars per unit of 4D products until December 31, 2020. The amended agreement requires minimum purchases of $582 dollars per unit with a final payment of approximately $0.9 million paid to 4D. 4D is a related party to the Company. The Company settled all outstanding commitments, leaving no open committed purchases as of December 31, 2021.

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

The following table describes the net purchasing (sales) activity with entities identified as related parties to the Company:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Bluezone	$—	$—	$4	$5
Cannae Policy Group	—	—	—	25
Topline Performance Group	—	1	(1)	71
NEIA	—	—	(43)	(1,763)
Greenstone Holdings	—	212	(2)	392
Valiant Americas, LLC	—	1,315	—	11,120

The following table summarizes net related party (payable) receivable as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Bluezone	$(4)	$—
Valiant Americas, LLC	1	(1)
Topline Performance Group	—	1

On July 12, 2023, the Company issued an unsecured promissory note in favor of GIC Acquisition, LLC, an entity that is owned and managed by the Company’s Chairman and Chief Executive Officer. Refer to footnote 8 for further disclosure related to this Related Party Note.

Note 17 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

Nasdaq Deficiency Notices

The Nasdaq granted the Company an exception until October 16, 2023, to file its 2022 Form 10-K and First and Second Quarter 2023 Forms 10-Q (the “Delayed Reports”). The Nasdaq Notice had no immediate effect on the listing of the Company’s Common Stock on The Nasdaq Stock Market LLC. The Company filed its 2022 Form 10-K, First Quarter 2023 Form 10-Q and Second Quarter 2023 Form 10-Q, on November 28, 2023, November 28, 2023 and December 12, 2023, respectively.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note Purchase

On October 27, 2023, CP Acquisitions LLC (the “New Lender”), an entity affiliated with and controlled by Raymond Chang, the Company’s Chief Executive Officer, purchased the Exchange Note and the Convertible Note from their holder (the “Note Purchase”). In connection with the Note Purchase, the New Lender has agreed to waive any events of default under the acquired notes through December 31, 2023 and to enter into an agreement with the Company to extend the maturity date thereon to December 31, 2025.

Warrant Issuance

On October 27, 2023, as a condition precedent to the Note Purchase, the Company entered into a letter agreement (the “Letter Agreement”) with the holder of the Exchange Note and the Convertible Note. Pursuant to the agreement, the Company agreed to exchange $3.0 million in principal and approximately $1.1 million in accrued but unpaid interest outstanding under the Exchange Note to purchase 2,809,669 shares of common stock (the “Exchange Warrant”). Additionally, the Company agreed to exchange the 375,629 shares of common stock held in abeyance for the Investor under the terms of the Letter Agreement for a warrant to purchase 375,629 shares of common stock (the “Abeyance Warrant”).

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

Note Amendment and Secured Promissory Note

On October 27, 2023, GIC and the Company amended and restated the Related Party Note (the “Restated Related Party Note”). Pursuant to the terms of the Restated Related Party Note, the Maturity Date was extended until December 31, 2023 and the Company granted a security interest in the Company’s assets that ranks junior to the Exchange Note and the Convertible Note.

Concurrent with the Restated Related Party Note, the Company issued a junior secured promissory note (the “Junior Secured Note”) to the New Lender. Pursuant to the Junior Secured Note, the New Lender will lend up to $3,000,000 to the Company, of which $2,000,000 was drawn. The Junior Secured Note bears interest at a rate of 10% per annum, will mature in full on December 31, 2023, and may be prepaid without any fee or penalty. The Junior Secured Note is a secured obligation of the Company that ranks junior to the notes acquired in the Note Purchase

On December 4, 2023, the New Lender and the Company amended and restated the Junior Secured Note (the “Junior Secured Note Amendment”). Pursuant to the terms of the Junior Secured Note Amendment, the maximum principal amount that may be loaned by CP to the Company was increased to $4,000,000.

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

Securities Purchase Agreement

On March 14, 2022, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with High Trail Special Situations LLC (the “Investor”), pursuant to which we agreed to issue and sell to the Investor, in a private placement transaction, in exchange for the payment by the Investor of $65 million, less applicable expenses as set forth in the Securities Purchase Agreement, a senior secured promissory note in an aggregate principal amount of $65 million (the “SPA Note”), and a warrant (the “SPA Warrant”) to purchase up to an aggregate of 34,406 shares of Common Stock.

August 2022 Securities Exchange Agreement

On August 18, 2022, we reached an agreement with the Investor to amend its existing SPA Note and entered into a Securities Exchange Agreement (the “August 2022 Exchange Agreement”). Pursuant to the August 2022 Exchange Agreement, we partially paid $35.2 million along with approximately $0.3 million in repayments for other fees under the SPA Note and exchanged the remaining balance of the SPA Note for a the Exchange Note with an aggregate original principal amount of $35.0 million and a new warrant to purchase 71,139 shares of Common Stock (the “Note Exchange Warrant”). Additionally, we exchanged the SPA Warrant for a new warrant for the same number of underlying shares but with a reduced exercise price (the “Modified Warrant” and, collectively with the Note Exchange Warrant, the “August 2022 Warrants”). Additional information regarding our August 2022 Warrants may be found in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies and Note 4 – Fair Value Measures, included in the notes to the condensed consolidated financial statements.

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

Modification of Notes Payable

On March 8, 2023, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement” or “Second Amendment”) with the Investor. Pursuant to the Exchange Agreement, at closing the Company will prepay approximately $10.3 million in principal amount under the August 2022 Note and exchange $10.0 million in principal amount of the remaining balance of the August 2022 Note for a new senior secured convertible note (the “Convertible Note”) with an original principal amount of $10.0 million. After the closing of the Exchange Agreement, the August 2022 Note remained outstanding with a remaining balance of $11.7 million.

This exchange was deemed to be an extinguishment under ASC 470, as the modified debt added a substantive conversion option that was not inherent in the August 2022 Note. As a result, the Company recognized a loss on the extinguishment of debt of $4.6 million.

Convertible Notes

On March 8, 2023, as a result of the Exchange Agreement, the Company issued the Convertible Note to High Trail Special Situations LLC (the “Lender”) with a principal balance of $10 million. The Convertible Note bears a 9.0% annualized interest rate, with interest to be paid monthly, in cash, beginning April 1, 2023. The principal amount of the Convertible Note will be payable on the Maturity Date, provided that the holder will be entitled to a cash sweep of 30% of the proceeds of any at-the-market equity offering and 20% of the proceeds received by the Company in connection with any other equity financing, which will reduce the outstanding principal amount under the August 2022 Note or the Convertible Note.

At any time, the Company may prepay all of the Convertible Note by redemption at a price equal to 102.5% of the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest. The holder will also have the option of requiring the Company to redeem the Convertible Note (i) on August 19, 2023 or August 19, 2024 at a price equal to the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest, provided that the redemption right on August 19, 2023 will not be exercisable if the Company raises at least $8.0 million in gross proceeds from equity offerings prior to such date, or (ii) if the Company undergoes a fundamental change (as defined below) at a price equal to 102.5% of the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest.

The Convertible Note will impose certain customary affirmative and negative covenants upon the Company, as well as covenants that will (i) restrict the Company and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, (ii) restrict the ability of the Company and its subsidiaries from making certain investments, subject to specified exceptions, and (iii) restrict the declaration of any dividends or other distributions, subject to specified exceptions. If an event of default under the Convertible Note occurs, the holder can elect to redeem the Convertible Note for cash equal to (A) 115% of the then-outstanding principal amount of the Convertible Note (or such lesser principal amount accelerated by the Investor), plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 15% from the date of a default or event of default, or, only in connection with certain events of default, (B) the greater of the amount under clause (A) or the sum of (i) 115% of the product of (a) the conversion rate in effect as of the trading day immediately preceding the date that the holder delivers a notice of acceleration; (b) the total then outstanding principal amount under the Convertible Note (in thousands); and (c) the greater of (1) the highest daily volume weighted average price (“VWAP”) per share of Common Stock occurring during the fifteen consecutive trading days ending on, and including, the trading day immediately before the date the holder delivers such notice and (2) the highest daily VWAP per share of Common Stock occurring during the fifteen consecutive trading days ending on, and including, the trading immediately before the date the applicable event of default occurred and (ii) the accrued and unpaid interest on the Convertible Note.

Until the date the Convertible Note is fully repaid, the holder will have, subject to certain exceptions, the right to participate for up to 30% of any offering of debt, equity (other than an offering of solely Common Stock), or equity-linked securities, including without limitation any debt, preferred stock or other instrument or security, of the Company or its subsidiaries.

If the holder elects to convert the Convertible Note, the conversion price per share will be $7.64, subject to customary adjustments for certain corporate events. The conversion of the Convertible Note will be subject to certain customary conditions. The Convertible Note may not be converted into shares of Common Stock if such conversion would result in the holder and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of Common Stock, provided that upon 61 days’ notice, such ownership limitation may be adjusted by the holder, but in any case, to no greater than 9.99%.

The Company evaluated the embedded features in accordance with ASC 815-15-25 and the determined embedded features are not required to be bifurcated and separately measured at fair value.

Interest expense related to the Convertible Notes described above was $1,757,931 for the nine months ended September 30, 2023. Accrued interest totaled $1,041,388 as of September 30, 2023.

Note Conversion

Pursuant to the Exchange Agreement the Company entered into with High Trail Special Situations LLC on March 8, 2023, the Investor elected on April 26, 2023, to convert $1.6 million of the remaining outstanding principal amount on the Convertible Note for 153,617 shares of Common Stock of the Company.

On May 1, 2023, the Company entered into a letter agreement with the above referenced accredited Lender (the “Letter Agreement”), pursuant to which the Company and the Investor agreed to exchange or redeem $2.0 million of the remaining outstanding principal amount under the Exchange Note for a total of 445,196 shares of Common Stock of the Company, subject to a Beneficial Ownership Limitation of 4.99% of the Company’s Common Stock. Due to the Beneficial Ownership Limitation of 4.99%, a total of 69,568 shares of Common Stock of the Company were issued to the Investor, with the remaining 375,629 shares held in abeyance until the balance (or portion thereof) may be issued in compliance with such limitations. As a result, the Company recognized a loss on the redemption of $11,609.

At The Marketing Offering

On October 18, 2022, the Company entered into the ATM Program with the Agent pursuant to which it may issue and sell, from time to time, shares of its Common Stock having an aggregate offering price of up to $50 million, depending on market demand, with the Agent acting as an agent for sales. The ATM Program allowed the Company to sell shares of Common Stock pursuant to specific parameters defined by the Company as well as those defined by the SEC and the ATM Program agreement. As of December 31, 2022, the Company sold 306,628 shares of Common Stock, under the ATM at an average price of $50.85 per share, resulting in gross proceeds of $15.6 million, and net proceeds of $15.0 million after commissions and fees to the Agent totaling $0.5 million and legal fees totaling $0.1 million. $3.0 million of the proceeds under the ATM Program were used to repay amounts due to the Investor under the Exchange Note. The Company used net proceeds generated from the ATM Program for working capital and general corporate purposes, including repayment of indebtedness, funding its transformation initiatives and product category expansion efforts and capital expenditures. Due to the late filing of the Company’s 2022 Annual Report on Form 10-K, the Company is no longer eligible to utilize the registration statement on Form S-3 relating to the ATM Program, and does not anticipate any further sales under the ATM Program in the foreseeable future.

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

If a contract has payment terms that differ from the timing of revenue recognition, we will assess whether the transaction price for those contracts include a significant financing component. We have elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, we impute interest on such contracts at an agreed upon interest rate and will present the financing components separately as financial income. For the three months ended September 30, 2023 and 2022, we did not have any such financial income.

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

During the three-month period ended June 30, 2022, the Company identified a potential impairment triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there may be an impairment to the carrying value of its long-lived assets and accordingly performed interim testing to determine the proper fair value of its long-lived assets as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets should be impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 8 – Intangible Assets, Net and Goodwill, included elsewhere in the notes to the condensed consolidated financial statements. During the three and nine months ended September 30, 2023, no impairment charges were recorded.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue (including $0, $0, $46, and $1,763 from related parties, respectively)	$3,139	$7,019	$14,009	$52,369
Cost of goods sold	2,165	11,135	11,447	50,703
Gross profit (loss)	974	(4,116)	2,562	1,666

General and administrative	4,321	24,126	16,066	53,263
Selling and marketing	812	2,160	3,522	6,582
Research and development	486	1,747	1,864	6,269
Change in contingent consideration	—	(602)	(1,322)	(1,509)
Gain on disposal	(67)	—	(62)	—
Impairment of goodwill and intangible assets	—	—	—	69,904
Total operating expenses	5,552	27,431	20,068	134,509
Loss from operations	(4,578)	(31,547)	(17,506)	(132,843)
Interest expense, net	(363)	(4,654)	(1,562)	(7,404)
Change in fair value of warrant liabilities	1,975	16,268	3,599	47,234
Loss on extinguishment of notes payable	—	(38,985)	(4,631)	(38,985)
Other expense, net	874	1,506	874	1,506
Other (expense) income, net	2,486	(25,865)	(1,720)	2,351
Net loss before income taxes	(2,092)	(57,412)	(19,226)	(130,492)
Income tax benefit	—	—	—	262
Net loss	(2,092)	(57,412)	(19,226)	(130,230)
(Loss) income attributable to non-controlling interest	—	(1)	2	(5)
Net loss attributable to Agrify Corporation	$(2,092)	$(57,413)	$(19,224)	$(130,235)
Net loss per share attributable to Common Stockholders – basic and diluted	$(1.27)	$(429.98)	$(13.48)	$(1,003.10)
Weighted average common shares outstanding - basic and diluted (1)	1,649,741	133,526	1,426,016	129,832

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

The following table provides a breakdown of our revenue for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,			%	Nine months ended September 30,			%
(In thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Cultivation solutions, including ancillary products and services	$138	$4	$134	3350%	$633	$707	$(74)	(10)%
Agrify Insights software	58	1	57	5700%	123	46	77	167%
Facility build-outs	—	1,334	(1,334)	(100)%	882	23,551	(22,669)	(96)%
Extraction solutions	2,943	5,680	(2,737)	(48)%	12,371	28,065	(15,694)	(56)%
Total revenue	$3,139	$7,019	$(3,880)	(55)%	$14,009	$52,369	$(38,360)	(73)%

Revenues decreased by less than $3.9 million, or 55% for the three months ended September 30, 2023 compared to the same period in 2022. Revenues decreased by $38.4 million, or 73% for the nine months ended September 30, 2023 compared to the same period in 2022. The comparative decrease in revenue was generated primarily from decreases in revenue from facility build-outs and extraction solutions. Extraction division revenues totaled $2.9 million and $12.4 million for the three and nine months ended September 30, 2023, respectively. Additionally, design and build revenues decreased by $1.3 million and $22.7 million for the three and nine months ended September 30, 2023, respectively, due to the continued build-out of facilities under our TTK Solutions.

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

The following table provides a breakdown of our cost of goods sold for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,			%	Nine months ended September 30,			%
(In thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Cultivation solutions, including ancillary products and services	$556	$572	$(16)	(3)%	$1,579	$2,312	$(733)	(32)%
Facility build-outs	3	6,429	(6,426)	(100)%	971	28,217	(27,246)	(97)%
Extraction solutions	1,606	4,134	(2,528)	(61)%	8,897	20,174	(11,277)	(56)%
Total cost of goods sold	$2,165	$11,135	$(8,970)	(81)%	$11,447	$50,703	$(39,256)	(77)%

Cost of goods sold decreased by $9.0 million, or 81%, for the three months ended September 30, 2023 compared to the same period in 2022. Cost of goods sold decreased by $39.3 million, or 77%, for the nine months ended September 30, 2023 compared to the same period in 2022. The comparative quarterly decrease in cost of goods sold is associated with the decreased amount of subcontractor construction costs related to our facility build-outs, internal and outsourced labor and materials costs for the extraction solutions sales, and cultivation solutions, including ancillary products and services.

Gross Profit (Loss)

	Three months ended September 30,			%	Nine months ended September 30,			%
(In thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Gross profit (loss)	$974	$(4,116)	$5,090	(124)%	$2,562	$1,666	$896	54%

Gross profit totaled $1.0 million, or 31.0% of total revenue during the three months ended September 30, 2023 compared to a gross loss of $4.1 million, or 58.6% of total revenue during the three months ended September 30, 2022. Gross profit totaled $2.6 million, or 18.3% of total revenue during the nine months ended September 30, 2023 compared to a gross profit of $1.7 million, or 3.2% of total revenue during the nine months ended September 30, 2022. The $5.1 million three-month and $0.9 million nine-month comparative decrease in gross profit is primarily attributable to to a smaller decrease in costs of goods sold relative to the decrease in revenue for the period. We realized a gross profit margin of 45% and 28% associated with our extraction solutions revenue for the three and nine months ended September 30, 2023, respectively, while we realized a gross loss margin of approximately 303% and 149% on our cultivation-related revenues for the three and nine months ended September 30, 2023, respectively.

General and Administrative

	Three months ended September 30,			%	Nine months ended September 30,			%
(In thousands)	2023	2022	Change	Change	2023	2022	Change	Change
General and administrative	$4,321	$24,126	$(19,805)	(82)%	$16,066	$53,263	$(37,197)	(70)%

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

G&A expense decreased by $19.8 million, or 82%, for the three months ended September 30, 2023, compared to the same period in 2022. G&A expense decreased by $37.2 million, or 70%, for the nine months ended September 30, 2023, compared to the same period in 2022. The decrease for the three months ended September 30, 2023 was primarily attributable to a decrease in bad debt expenses, of approximately $15.6 million, a decrease in depreciation expense, of approximately $1 million, a decrease in stock based compensation, of approximately $1.1 million, a decrease in salaries and related costs for personnel, of approximately $0.8 million, a decrease in insurance expenses of approximately $0.3 million.

Research and Development

	Three months ended September 30,			%	Nine months ended September 30,			%
(In thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Research and development	$486	$1,747	$(1,261)	(72)%	$1,864	$6,269	$(4,405)	(70)%

Research and development (“R&D”) expenses consisted primarily of costs incurred for development of our Agrify Insights software, next generation VFUs and new Extraction products, which includes:

●	employee-related expenses, including salaries, benefits, and travel;

●	expenses incurred by the subcontractor under agreements to provide engineering work related to the development of our next generation VFUs and new extraction equipment;

●	expenses related to our facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

R&D expense decreased by $1.3 million, or 72%, for the three months ended September 30, 2023, compared to the same period in 2022. R&D expense decreased by $4.4 million, or 70%, for the nine months ended September 30, 2023, compared to the same period in 2022. The decrease for the three months ended September 30, 2023, compared to the same period in 2022 is primarily attributable to decreased personnel and facility costs associated with the continued development of our VFUs.

We expect to continue to invest in future developments of our VFUs, Agrify Insights software and our extraction products. As a percentage of net revenue, R&D expenses were 15.5% and 13.3% of total revenue for the three and nine months ended September 30, 2023, respectively, compared to 24.9% and 12.0% for the three and nine months ended September 30, 2022.

Selling and Marketing

	Three months ended September 30,			%	Nine months ended September 30,			%
(In thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Selling and marketing	$812	$2,160	$(1,348)	(62)%	$3,522	$6,582	$(3,060)	(46)%

Selling and marketing expenses consist primarily of salaries and related costs of personnel, travel expenses, trade shows and advertising expenses.

Selling and marketing expenses decreased by $1.3 million, or 62%, for the three months ended September 30, 2023, compared to the same period in 2022. Selling and marketing expenses decreased by $3.1 million, or 46%, for the nine months ended September 30, 2023, compared to the same period in 2022. The decrease for the three months ended September 30, 2023 was primarily attributable to a reduction in salaries and related costs of personnel, of approximately $0.8 million, and a reduction in trade show and advertising costs, of approximately $0.5 million.

Other Income (Expense), Net

	Three months ended September 30,			%	Nine months ended September 30,			%
(In thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Interest income (expense), net	$(363)	$(4,654)	$4,291	(92)%	$(1,562)	$(7,404)	$5,842	(79)%
Change in fair value of warrant liabilities	1,975	16,268	(14,293)	(88)%	3,599	47,234	(43,635)	(92)%
Gain on extinguishment of notes payable	—	(38,985)	38,985	(100)%	(4,631)	(38,985)	34,354	(88)%
Other expense, net	874	1,506	(632)	(42)%	874	1,506	(632)	(42)%
Total other income, net	$2,486	$(25,865)	$28,351	(110)%	$(1,720)	$2,351	$(4,071)	(173)%

Interest income (expense), net decreased by $4.3 million, or 92%, for the three months ended September 30, 2023, compared to the same period in 2022. Interest income (expense), net decreased by $5.8 million, or 79%, for the nine months ended September 30, 2023, compared to the same period in 2022.The decrease in interest income is attributable mainly to interest from marketable securities and interest income from TTK Solutions.

The change in fair value of warrant liabilities decreased by $14.3 million, or 88% during the three months ended September 30, 2023, compared to the same period in 2022. The change in fair value of warrant liabilities decreased by $43.6 million, or 92% during the nine months ended September 30, 2023, compared to the same period in 2022.The decrease is related to the fair value remeasurement of warrants discussed in Note 4.

Income Tax Benefit

The change in the provision for (benefit from) income taxes for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a recording of a valuation allowance on the company’s net deferred tax assets.

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

Liquidity and Capital Resources

As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $0.2 million. Our current working capital needs are to support revenue growth, to fund construction and equipment financing commitments associated with our TTK Solutions, manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements and capital expenditures. We anticipate that we will allocate a significant portion of our current balance of working capital to satisfy the financing requirements of our current and future TTK arrangements. These arrangements require a significant amount of upfront capital necessary to fund construction, associated with facility build-outs, and equipment. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

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

Indebtedness

We entered into one Loan Agreement and Promissory Note with Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. We received total proceeds of approximately $0.8 million from the unsecured PPP Loan which was originally scheduled to mature in May 2022. We applied for forgiveness on the $0.8 million of our PPP Loan however was denied by the SBA. On June 23, 2022, we received a letter from Bank of America agreeing to extend the maturity date to May 7, 2025 and bears interest at a rate of 1.00% per year. The PPP loan is payable in 34 equal combined monthly principal and interest payments of approximately $24 thousand that commenced on August 7, 2022.

On March 14, 2022, we entered into a Securities Purchase Agreement with the Investor. The Purchase Agreement provides for the issuance of the SPA Note in the aggregate amount of $65.0 million and a SPA Warrant to purchase up to an aggregate of 34,406 shares of Common Stock, with the potential for two potential subsequent closings for notes with an original principal amount of $35.0 million each.

On August 18, 2022, we entered into a Securities Exchange Agreement. Pursuant to the August 2022 Exchange Agreement, we partially paid $35.2 million along with approximately $0.3 million in repayments for other fees under the SPA Note and exchanged the remaining balance of the SPA Note for an Exchange Note with an aggregate original principal amount of $35.0 million and a Note Exchange Warrant to purchase 71,139 shares of Common Stock. Additionally, we exchanged the SPA Warrant for a Modified Warrant for the same number of underlying shares but with a reduced exercise price.

On March 8, 2023, the Company entered into a new Securities Exchange Agreement. Pursuant to the March 2023 Exchange Agreement, we prepaid approximately $10.3 million in principal amount under the Exchange Note and exchanged $10.0 million in principal amount of the remaining balance of the Exchange Note for a new senior secured convertible note (the “Convertible Note”).

The Convertible Note is a senior secured obligation and ranks senior to all of our indebtedness. The Convertible Note will mature on August 19, 2025 (the “Maturity Date”) and has a 9.0% annualized interest rate, with interest to be paid monthly, in cash. The principal amount of the Convertible Note will be payable on the maturity date, provided that the holder will be entitled to a cash sweep of 30% of the proceeds of any at-the-market equity offering and 20% of the proceeds received by us in connection with any other equity financing, which will reduce the outstanding principal amount under the Exchange Note. On October 27, 2023, CP Acquisitions LLC, and entity affiliated with and controlled by Raymond Chang, acquired the Exchange Note and the Convertible Note. As of October 30, 2023, there was approximately $6.7 million outstanding under the Exchange Note and $8.8 million outstanding under the Convertible Note.

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

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the nine months ended September 30, 2023, and 2022:

(In thousands)	September 30, 2023	September 30, 2022
Net cash (used in) provided by:
Operating activities	$(25,940)	$(58,020)
Investing activities	25,235	(4,135)
Financing activities	(9,598)	52,292
Net decrease in cash, cash equivalents, and restricted cash	$(10,303)	$(9,863)

Cash Flow from Operating Activities

For the nine months ended September 30, 2023, we incurred a net loss of $19.2 million, which included $3.6 million related to the change in fair value of warrant liabilities, $1.5 million of depreciation and amortization, $2.1 million of stock based compensation expense, and $24 thousand of debt issuance costs. Net cash was increased by changes in operating assets and liabilities of $6.4 million.

For the nine months ended September 30, 2022, cash used in operating activities consists of net income adjusted for non-cash benefits and expenses, and changes in operating assets and liabilities. Our primary source of cash provided by operating activities is cash collections from our customers related to the sale of cultivation and extraction solutions. Our primary uses of cash from our operating activities include payments for employee-related expenditures, payments for inventory due to increased demand forecasts, construction costs related to TTK Solutions, acquisition-related costs and the payment of other operating expenses incurred in the ordinary course of business.

Cash Flow from Investing Activities

For the nine months ended September 30, 2023, net cash provided by investing activities was $25.2 million, which included cash inflows of $10.5 million in proceeds from sale of securities and $15.3 million in proceeds from repayment of loan receivable, and cash outflows of $0.6 million related to a certain loan issuance of loan and $0.1 million in purchases of property and equipment.

For the nine months ended September 30, 2022, cash provided by investing activities consists primarily of maturities and sales of investments in marketable securities. Cash used in investing activities consists primarily of purchases of marketable securities, cash paid associated with our 2022 acquisition of Lab Society, the issuance of loans receivable in connection with our financing of construction and equipment under its TTK Solutions offering and purchases of property and equipment expenditures. The capital expenditures support growth and investment in property and equipment, to expand research, development, and testing capabilities and, to a lesser extent, the replacement of existing equipment.

Cash Flow from Financing Activities

For the nine months ended September 30, 2023, net cash used in financing activities was $9.6 million. Net cash used in financing activities was primarily driven by the repayment of certain of our debt instruments of $10.3 million, and payments on insurance financing loans of $1.2 million, offset by proceeds generated from the sale of securities pursuant to our “at the market” program, net, of $1.5 million and proceeds from issuance of a related party note of $0.5 million.

For the nine months ended September 30, 2022, cash provided by financing activities consists primarily of proceeds from the issuance of Common Stock, debt, and warrants in private placements and proceeds from the initial and secondary public offerings. Cash used in financing activities consists primarily of repayment of debt.

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

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer concluded that, due to the material weaknesses in our internal control over financial reporting previously identified in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and filed with the SEC on November 28, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

We are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting, including hiring technically qualified personnel and improving our technical accounting resources and capabilities. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Promissory Note, dated July 12, 2023, issued by Agrify Corporation to GIC Acquisition, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2023).
4.2	Exchange Warrant, dated October 27, 2023, issued by Agrify Corporation to High Trail Special Situations LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023).
4.3	Abeyance Warrant, dated October 27, 2023, issued by Agrify Corporation to High Trail Special Situations LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023).
4.4	Common Stock Purchase Warrant, dated October 18, 2023, issued by Agrify Corporation to Mack Molding Company, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023).
4.5	Amended and Restated Junior Secured Promissory Note, dated October 27, 2023, issued by Agrify Corporation to GIC Acquisition, LLC (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023).
4.6	Junior Secured Promissory Note, dated October 27, 2023, issued by Agrify Corporation to CP Acquisitions, LLC (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023).
4.7	Amendment to Junior Secured Promissory Note, dated December 4, 2023, between Agrify Corporation and CP Acquisitions, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023).
10.1	Company and Investor Acknowledgment and Release, dated October 27, 2023, between Agrify Corporation and CP Acquisitions LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023).
10.2†	Letter Agreement, dated October 27, 2023, between Agrify Corporation and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023).
10.3† ††	Modification Agreement, effective October 18, 2023, between Agrify Corporation and Mack Molding Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023).
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer
32.1**	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith in accordance with Item 601 (b)(32) of Regulation S-K.

†	Certain confidential portions of this exhibit were omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K because the identified confidential portions (i) are not material and (ii) are customarily and actually treated as private or confidential by the Company.

††	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRIFY CORPORATION

By:	/s/ Raymond Chang
Raymond Chang
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: January 3, 2024