Form 10-K
period 2023-12-31
Agrify Corp
filed 2024-04-15
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

YES ☒ NO ☐

Indicate check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2023, was approximately $5,643,188. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

There were a total of 13,729,386 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 9, 2024.

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

●	our ability to continue as a “going concern”;

●	our short operating history;

●	risk of loss associated with our Total Turn-Key Solution (“TTK Solution”) Offerings;

●	our ability to obtain additional financing;

●	risks associated with strategic acquisitions;

●	we have substantial debt and other financial obligations, and we may incur even more debt;

●	risk associated with potential future impairment charges;

●	our concentration of customers;

●	our reliance on a limited base of suppliers;

●	operational difficulties of our suppliers;

●	risks associated with having clients operating in the cannabis industry;

●	the inability of our customers to meet their financial or contractual obligations;

●	changes in our credit profile with respect to suppliers;

●	our reliance on third parties to provide services;

●	no assurance that our backlog and qualified pipeline will translate into bookings;

●	intense competition for our products and services;

●	our ability to protect our core technology and intellectual property and defend against intellectual property claims;

●	assertion of intellectual property infringement claims;

●	our ability to use net operating losses;

●	our management and their affiliates control a substantial interest in us;

●	our outstanding loans may not be forgivable;

●	the potential for a large number of shares eligible for public sale could depress the market price of our Common Stock;

●	our failure to meet the continued listing requirements of The Nasdaq Capital Market (“Nasdaq”) could result in a de-listing of our Common Stock;

●	the exercise of all or any number of outstanding warrants or the issuance of stock-based awards may dilute your holding of shares of our Common Stock;

●	provisions in our charter documents and Nevada law may prevent a change in control of our company;

●	we have no intention to declare any dividends to our shareholders;

●	risks associated with a shortage of raw materials;

●	litigation that may adversely affect our business, financial condition, and results of operations;

●	a prolonged economic downturn;

●	risks related to the employment market and wages;

●	liquidity of our common stock;

●	material weaknesses and ability to remediate them;

●	risks related to trading ability of our common stock if our shares become subject to penny stock rules;

●	the risk to our shareholders if we were to dissolve;

●	risks related to analyst reports about us, our business or our market, or recommendations relating to our stock; and

●	inherent risks related to our financial and operational projections.

MARKET, INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources and on our knowledge of the markets for our services. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified any third-party information and cannot assure you of its accuracy or completeness. While we believe the market position, market opportunity and market size information included in this report is generally reliable, such information is inherently imprecise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate is necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

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

Business Overview

We are a leading provider of innovative cultivation and extraction solutions for the cannabis industry, bringing data, science, and technology to the forefront of the market. Our proprietary micro-environment-controlled Agrify Vertical Farming Units (“VFUs”) enable cultivators to produce high quality products with what we believe to be unmatched consistency, yield, and return investment at scale. Our comprehensive extraction product line, which includes hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowers producers to maximize the quantity and quality of extract required for premium concentrates.

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

Plant-Level Optimization

Central to our solution is granular control of the cultivation environment. A crop’s end-product is determined by the plant’s genetics and the environment in which the plants are grown. Control over the growing environment is accomplished through the integration of Agrify Insights™. Agrify Insights collects data from multiple sensors on a per plant basis between 4 and 60 times an hour. This can result in between 100,000 and 151 million data points annually, depending on the number of plants and fluctuations in the VFU microclimate. By recording data points and reproducing specific environments based on the data, cultivators can effectively minimize the variation in their crops and dial-in the maximum quality. Individual plant varietals can be optimized by tailoring the grow plan (recipe for cultivation) to enhance genetic traits; increasing the temperature can speed chemical processes and growth rates and adjusting the length of different phases of a plant’s lifecycle can maximize the crop’s yield. Additionally, when new varieties of plants are cultivated, having multiple controlled, compartmentalized, growth chambers allow for iterative experiments which offer real insight into how new varieties are best cultivated which is beneficial for research and development purposes.

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

In the U.S., the development and growth of the regulated medical and recreational (adult-use) cannabis industry has generally been driven by state law and regulation, and accordingly, the market varies on a state-by-state basis. State laws that legalize and regulate cannabis for medicinal reasons allow patients to consume cannabis with a designated healthcare provider’s recommendation, subject to various requirements and limitations. As of January 2024, 39 states have passed laws allowing their citizens to use medical cannabis. On top of this medical condition growth trend, there has been a slow but steady increase in the number of states that have chosen to legalize cannabis for recreational use. As of January 2024, 24 states have passed laws allowing their citizens to use recreational cannabis. Shifting public attitudes and state law and legislative activity are driving this change as indicated by a 2019 poll by Quinnipiac University that found that 93% of Americans support patient access to medical-use cannabis if recommended by a doctor, which was the same level of support from a similar poll conducted by Quinnipiac University in 2018. Similarly, the trend toward further legalization and regulation of cannabis sales is spreading globally. As of the date of this report, over 70 countries outside the U.S. currently have medicinal cannabis regulation in force, and that number is expected to significantly increase over time.

Given that the market size of legal cannabis in the U.S. in 2022 was estimated to be $33.6 billion according to MJBiz Daily, and 88% of legal U.S. cannabis cultivators grow indoors (Fluence 2022 Industry lighting report), we estimate that the indoor segment of the legal U.S. cannabis sector is a $30 billion market with the expectation that there will be even more growth on the horizon. A recent report from Fortune Business Insights projected global cannabis revenue to reach $57.18 billion in 2023, with annual growth rate of 34.03%, with a projected global market volume of $444.34 billion by 2030.

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

●	mi-Integrated Vertical Cultivation Systems - Sprout AI

●	Aeroponic Systems - AEssenceGrows and Thrive Growing

●	Horticultural Lighting - Gavita, Fluence, VividGro, Hydrofarm, GrowGeneration, Hawthorne and Heliospectra

●	Extraction Solutions - ExtractionTek Solutions, Mach Technologies, Decimal Engineering, Low Temp Plates, Whistler Technologies, Maratek and Hashatron

●	Monitoring Software - Grownetics and Trym

●	Cultivation Software - Quantum Leaf, Flourish, and Grow Link

●	Vertical Cultivation Racking Systems - Pipp Horticulture and Montel

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

To date, we have customers across the U.S. and internationally in the cannabis and hemp industry and are of all sizes, ranging from small, single location businesses to multi-state enterprise operations that use Agrify’s solutions. For the year ended December 31, 2023, no customer represented more than 10% of revenues; however, for the year ended December 31, 2022, we had two customers that represented more than 10% of total revenues at 13% and 15% respectively.

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

Our sales team works to convert our qualified pipeline of opportunities into confirmed contractual bookings. At the time of this report, our sales team was comprised of one Director of Business Development, Account Managers, Customer Support and Success Manager, Customer Service Support Reps, and a Sales Support Admin. Additionally, we take measures to ensure that all members of the sales organization are cross-trained on cultivation and extraction products.

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

Scale-Up Manufacturing Capabilities in Order to Meet the Increasing Demand for Our Grow Solutions

We currently use both internal and external manufacturing to support our increasing demand. Internal production is primarily at our Michigan and Colorado facilities. Externally, we use a variety of contract manufacturers (“CMs”) in the U.S. and in Asia for prototyping and volume manufacturing, and we plan to expand our capabilities to meet the increasing demand for our grow solutions. We design the systems internally, and then work with our CMs and suppliers to refine, prototype, and test the designs. The designs are documented at a level that allows us to have our products manufactured at multiple CMs, both in the U.S. and abroad. As demand increases beyond our internal capacities additional volume can be shifted to external manufacturing to ensure market demands are met.

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

Human Capital Resources

As of March 31st, 2024, we had a total of 39 employees, of which 39 are full-time employees. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.

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

Environmental Regulations

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that directly impact our business.

Implications of Being an Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. Accordingly, for so long as we are an “emerging growth company,” we will not be required to:

●	engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or the PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “say-on-golden parachutes;” or

●	disclose certain executive compensation-related items such as the correlation between executive compensation and performance and the comparison of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an “emerging growth company” can use the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until the earliest to occur of:

●	our reporting $1 billion or more in annual gross revenues;

●	our issuance, in a three-year period, of more than $1 billion in non-convertible debt;

●	the end of the fiscal year in which the market value of our Common Stock held by non-affiliates exceeds $700 million on the last business day of our second fiscal quarter; and

◦	December 31, 2026.

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

Agrify Corporation was incorporated in the state of Nevada on June 6, 2016, originally incorporated as Agrinamics, Inc. (“Agrinamics”). On September 16, 2019, Agrinamics amended its articles of incorporation to reflect a name change to Agrify Corporation.

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception, we have experienced recurring net losses which losses caused an accumulated deficit of approximately $265.8 million as of December 31, 2023. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects. We have been in existence since June 2016 and much of our revenue growth occurred during 2021 and 2022, with a decrease of revenues noted in 2023. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

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

Potential risk of loss associated with our TTK Solution Offerings

During 2021, we introduced our TTK Solution, which among other things, includes financing arrangements related to both facility design and build services and equipment. These arrangements require a significant upfront investment over multiple years, before we start to receive repayment on the upfront construction advances and on our recurring monthly SaaS fees and production fees.

During 2022, a significant amount of working capital was invested in funding our TTK Solution’s construction and equipment commitments. In 2023, a limited amount was invested in funding the remaining TTK Solution construction and equipment commitments, but we do not intend to enter into any new TTK Solutions in the foreseeable future.

We believe that there is a potential risk of loss associated with our ability to receive anticipated future payments that are in line with our projected financial unit metrics due to a host of variables including, but not limited to the following:

●	as we are in the early stages of our TTK Solution offerings, the TTK Solution is an unproven business model;

●	the TTK Solution offering requires a significant amount of capital and our collection of advanced amounts is subject to customer credit risk and operational performance;

●	our anticipated downstream production fee revenue assumes that our VFUs will successfully produce 35 pounds of product per VFU per year; and

●	our anticipated returns are reliant upon our customers’ ability to market and sell the products.

During 2022, we established a reserve of approximately $12.5 million specifically related to Greenstone Holdings (“Greenstone”) TTK Solution. Greenstone is a related party because one of our former Agrify Brands employees and our VP of Engineering had a minority ownership. We established the reserve based upon our review of Greenstone’s financial stability, which would impact collectability, which is primarily the result of unfavorable market conditions within the Colorado market. On April 6, 2023, Denver Greens, LLC (“Denver Greens”) acquired certain interests in the Greenstone project through various transactions so that Denver Greens is now the operator of this TTK Solution. The Company wrote off the entire Greenstone loan receivable in 2022.

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

As of December 31, 2023 the remaining balance for the TTK allowance for doubtful accounts is at $14.7 million for Bud and Mary and $4.5 million for Hannah - as the facility is approximately 75% built and won’t be operational until the remaining 25% of the construction is completed.

We may require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce, or terminate our product manufacturing and development, and other operations.

At December 31, 2023, we had approximately $430,000 of cash, cash equivalents, and restricted cash. Our restricted cash of $10 million as of December 31, 2022 was associated with a senior secured promissory note in an aggregate principal amount of $65 million (the “SPA Note”) which was exchanged for a new senior secured note (the “Exchange Note”) as of December 31, 2022. There was no restricted cash as of December 31, 2023. Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned. Even if we are able to substantially increase revenue and reduce operational expenditures, we may need to raise additional capital, either through borrowings, private offerings, public offerings, or some type of business combination, such as a merger or buyout, and there can be no assurance that we will be successful in such pursuits. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our investors losing all of their investment in our company.

As of April 1, 2023, after which time the ATM program was discontinued, we sold 629,710 shares of Common Stock, under the ATM at an average price of $27.29 per share, resulting in gross proceeds to us of $17.2 million, and net proceeds of $16.7 million after commissions and fees to the Agent totaling $516,000. $3.0 million of the proceeds under the ATM Program were used to repay amounts due to High Trail Special Situations LLC (the “Former Lender”) under the Exchange Note.

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

Since our inception, we have strategically acquired several businesses, and plan to continue to make strategic acquisitions, some of which may be material. These acquisitions may involve a number of financial, accounting, managerial, operational, legal, compliance, and other risks and challenges, including the following, any of which could adversely affect our results of operations:

●	any acquired business could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with its anticipated timetable;

●	we may incur or assume significant debt in connection with our acquisitions

●	acquisitions could cause our results of operations to differ from our own or the investment community’s expectations in any given period, or over the long term; and

●	acquisitions could create demands on our management that they may be unable to effectively address, or for which we may incur additional costs.

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

Potential future divestitures or other transactions could adversely affect our costs, revenues, profitability and financial position.

In order to position our business to take advantage of particular future growth opportunities and/or consolidate our more capable businesses, we may in the future pursue a strategy of less product and service integration and/or focus on one or more specialized facets of our products and services. These actions may require that we abandon or divest certain assets or businesses that no longer fit within our evolving strategic direction. Abandoning or divesting certain assets or businesses may entail engaging in discussions, evaluating opportunities and entering into agreements, potentially resulting in transactions involving significant risks and uncertainties that could adversely affect our business, results of operations and financial condition. We may not be able to find potential buyers on favorable terms, we may experience disruption to our business and/or we may divert management attention from other business concerns, lose key employees and possibly retain certain liabilities related to these potential transactions.

We have substantial debt and other financial obligations, and we may incur even more debt. Any failure to meet our debt and other financial obligations or maintain compliance with related covenants could harm our business, financial condition, and results of operations.

On March 14, 2022, we entered into a Securities Purchase Agreement with the Former Lender (the “Securities Purchase Agreement”), pursuant to which we agreed to issue and sell to the Former Lender a senior secured promissory note (the “SPA Note”), in a private placement transaction, in exchange for the payment by the Former Lender of $65 million, less applicable expenses as set forth in the Securities Purchase Agreement, and a warrant (the “SPA Warrant”) to purchase up to an aggregate of 34,406 shares of Common Stock.

On August 18, 2022, we reached an agreement with the Former Lender to amend the existing SPA Note and entered into a Securities Exchange Agreement (the “August 2022 Exchange Agreement”). Pursuant to the August 2022 Exchange Agreement, we partially paid $35.2 million along with approximately $300,000 in repayments for other fees under the SPA Note and exchanged the remaining balance of the SPA Note for the Exchange Note with an aggregate original principal amount of $35.0 million and a new warrant to purchase 71,139 shares of Common Stock (the “Note Exchange Warrant”). Additionally, we exchanged the SPA Warrant for a new warrant for the same number of underlying shares but with a reduced exercise price (the “Modified Warrant” and, collectively with the Note Exchange Warrant, the “August 2022 Warrants”). The Exchange Note will mature on the three-year anniversary of its issuance.

On March 8, 2023, we entered into a second Securities Exchange Agreement with the Former Lender (the “March 2023 Exchange Agreement” and together with the August 2022 Exchange Agreement, the “Exchange Agreements”), pursuant to which we paid approximately $10.3 million in principal under the Exchange Note and exchanged $10.0 million in principal amount under the Exchange Note for a new senior convertible note (the “Convertible Note” and, together with the Exchange Note, the “Notes”) with an original principal amount of $10.0 million. The Convertible Note will mature on August 19, 2025.

On October 27, 2023, CP Acquisitions LLC (the “New Lender”), an entity affiliated with and controlled by Raymond Chang, our Chief Executive Officer, and I-Tseng Jenny Chan, who subsequently joined our Board of Directors, acquired the Notes from the Former Lender.

On January 25, 2024, following stockholder approval at an annual meeting of stockholders on January 8, 2024, we and the New Lender consolidated the outstanding principal and interest due under the Junior Secured Note and the Exchange Note into the Convertible Note and amended and restated the Convertible Note (as amended and restated, the “Restated Note”), with an outstanding principal amount of approximately $18.9 million at the time of issuance of the Restated Note. The Restated Note amended the terms of the Convertible Note by, among other things, (i) reducing the conversion price to $1.46 per share of common stock, (ii) increasing the beneficial ownership limitation to 49.99% with respect to any individual or group, provided that the New Lender may assign its right to receive shares upon conversion to Mr. Chang and/or Ms. Chan or their affiliates, in which case the 49.99% beneficial ownership limitation will apply to each of them individually, (iii) extending the maturity date to December 31, 2025, (iv) increasing the interest rate from 9% to 10% per annum, (v) increasing the default interest from 15% to 18% per annum, and (vi) providing for the payment of interest every six months, or in lieu of cash interest payments, we may issue shares as payments-in-kind at a conversion price equal to the higher of (i) $1.46 or (ii) a 20% discount to our trailing seven-day volume weighted average price as of the date of interest payment. Immediately following the execution of the Restated Note, the New Lender immediately elected to convert approximately $3.9 million of outstanding principal into an aggregate of 2,671,633 shares of common stock, and assigned its rights to receive such shares to entities affiliated with Mr. Chang and Ms. Chan. Following the conversion, there was $15.0 million in principal amount outstanding under the Restated Note.

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

Based on its interim testing, we noted that the carrying value of equity exceeded the calculated fair value by an amount greater than the aggregate value of our goodwill and intangible assets. Accordingly, we concluded that the entire carrying value of our goodwill and intangible assets were impaired, resulting in a second-quarter impairment charge of $69.9 million. Additional information regarding the interim testing on goodwill may be found in Note 7 - Goodwill and Intangible Assets, Net, included in the notes to the consolidated financial statements.

During the year ended December 31, 2023, our top four customers accounted for 17.4% of our total revenue. In the event of any material decrease in revenue from these customers, or if we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results of operations could be materially and adversely affected.

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

We rely on a limited number of suppliers for our products and other supplies. If we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, if any of our key suppliers becomes insolvent or experiences other financial distress or if any of our key suppliers is negatively impacted with respect to staffing and shipping of products, we could experience disruptions in our supply chain, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

Many of our suppliers are experiencing operational difficulties, which in turn may have an adverse effect on our ability to provide products to our customers.

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

We cannot assure investors that we will continue to innovate and file new patent applications, or that any current or future patent applications will result in granted patents. Further, we cannot predict how long it will take for such patents to issue, if at all. It is possible that, for any of our patents that may issue in the future, our competitors may design their products around our patented technologies. Further, we cannot assure investors that other parties will not challenge any patents granted to us, or that courts or regulatory agencies will hold our patents to be valid, enforceable, and/or infringed. We cannot guarantee investors that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge or challenges to our patents could result in the unenforceability or invalidity of such patents, or such patents being interpreted narrowly and/or in a manner adverse to our interests. Our ability to establish or maintain a technological or competitive advantage over our competitors and/or market entrants may be diminished because of these uncertainties. For these and other reasons, our intellectual property may not provide us with any competitive advantage. For example:

●	we may not have been the first to make the inventions claimed or disclosed in our patent application;

●	we may not have been the first to file patent application. To determine the priority of these inventions, we may have to participate in interference proceedings or derivation proceedings declared by the U.S. Patent and Trademark Office (“USPTO”), which could result in substantial cost to us, and could possibly result in a loss or narrowing of patent rights. No assurance can be given that our granted patents will have priority over any other patent or patent application involved in such a proceeding, or will be held valid as an outcome of the proceeding;

●	other parties may independently develop similar or alternative products and technologies or duplicate any of our products and technologies, which can potentially impact our market share, revenue, and goodwill, regardless of

●	it is possible that our issued patents may not provide intellectual property protection of commercially viable products or product features, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties, patent offices, and/or the courts;

●	we may be unaware of or unfamiliar with prior art and/or interpretations of prior art that could potentially impact the validity or scope of our patents or patent applications that we may file

●	we take efforts and enter into agreements with employees, consultants, collaborators, and advisors to confirm ownership and chain of title in intellectual property rights. However, an inventorship or ownership dispute could arise that may permit one or more third parties to practice or enforce our intellectual property rights, including possible efforts to enforce rights against us;

●	we may elect not to maintain or pursue intellectual property rights that, at some point in time, may be considered relevant to or enforceable against a competitor;

●	we may not develop additional proprietary products and technologies that are patentable, or we may develop additional proprietary products and technologies that are not patentable;

●	the patents or other intellectual property rights of others may have an adverse effect on our business; and

●	we apply for patents relating to our products and technologies and uses thereof, as we deem appropriate. However, we or our representatives or their agents may fail to apply for patents on important products and technologies in a timely fashion or at all, or we or our representatives or their agents may fail to apply for patents in potentially relevant jurisdictions.

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

As of December 31, 2023, we had net operating loss (“NOL”) carryforwards for federal and state income tax purposes which may be available to offset taxable income in future years. Approximately $675,000 of federal NOLs will expire if not utilized by 2036 and approximately $143.5 million of federal NOLs carryforward indefinitely but are only available to offset 80% of taxable income per year. The $82.3 million state NOLs will begin to expire by 2039. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. The utilization of our NOLs could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code (“IRC” or the “Code”) of 1986, and similar state tax provisions due to ownership change limitations that may have occurred previously or that could occur in the future. In general, under Section 382, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income. As of December 31, 2023, we have not conducted an analysis of an ownership change under Section 382. To the extent that a study is completed, and an ownership change is deemed to occur, in the past or future, our NOLs and any NOLs of companies that we have acquired could be limited to offset any future taxable income.

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

In May 2020, we entered into a Loan Agreement and Promissory Note with Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We received total proceeds of approximately $779,000 from the unsecured PPP loan which was originally scheduled to mature in May 2022. We applied for forgiveness on the $779,000 of our PPP loan, but forgiveness was denied by the SBA. On June 23, 2022, we received a letter from Bank of America agreeing to extend the maturity date to May 7, 2025 with interest at a rate of 1.00% per year. The PPP loan is payable in 34 equal combined monthly principal and interest payments of approximately $24,000 that commenced on August 7, 2022.

Risks Related to Ownership of our Common Stock

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 52.57% of our outstanding shares of Common Stock. In particular, Raymond Chang, our Chairman of the Board and Chief Executive Officer, beneficially owns approximately 49.99% of our outstanding shares of Common Stock, and I-Tseng Jenny Chan, a member of our Board of Directors, beneficially owns approximately 49.99% of our outstanding shares of common stock, primarily as a result of a convertible note that is currently convertible into 10,273,973 shares of common stock that is held by an entity owned and controlled by Mr. Chang and Ms. Chan, which is subject to a 49.99% beneficial ownership limitation. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our articles of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

On April 18, 2023, we received a notice from Nasdaq (the “April Nasdaq Notice”) that we were noncompliance with Nasdaq Listing Rule 5250(c)(1) as a result of our failure to file our Annual Report on Form 10-K (the “Form 10-K”) with the SEC by the required due date.

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

On October 17, 2023, we received a Staff Delisting Determination (the “Staff Determination”) from the Listing Qualifications Department of Nasdaq notifying us that we were not in compliance with Nasdaq’s continued listing requirements under the Listing Rule as a result of our failure to file the First Quarter Form 10-Q, the Second Quarter Form 10-Q and the Form 10-K (collectively, the “Delinquent Reports”) in a timely manner. We filed each of the Delinquent Reports between November 28, 2023 and January 3, 2024.

On December 1, 2023, we received a notice Nasdaq stating that because we reported stockholders’ equity of $(17.17) million in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, we are no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires that listed companies maintain a minimum of $2.5 million in stockholders’ equity.

We timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which hearing was held on January 11, 2024. At the hearing, we presented a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). On January 30, 2024, we received formal notice that the Panel had granted our request for an exception through April 15, 2024 to evidence compliance with Rule 5550(b)(1), which represents the full extent of the Panel’s discretion to grant continued listing. As a result, there can be no assurance that we can regain compliance by the end of the extension period.

Additionally, on March 5, 2024, we received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Stock Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). The Notice had no immediate effect on the listing of our common stock on Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive trading days during this 180-day compliance period, unless the Staff exercises its discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). The compliance period for us will expire on September 3, 2024.

We will take all possible actions to restore our compliance with Nasdaq, but we can provide no assurances that the listing of our common stock will be restored or that we otherwise will remain listed on Nasdaq.

The exercise of all or any number of outstanding warrants or the issuance of stock-based awards may dilute your holding of shares of our Common Stock.

We have issued several securities providing for the right to purchase our common stock. Investors could be subject to increased dilution upon the exercise of our warrants. A total of 3,765,932 warrants were issued and outstanding as of March 31, 2024.

Additionally, 14,865 shares of Common Stock were reserved for issuance of currently outstanding equity-based awards to employees, directors and certain other individuals under our 2022 Omnibus Equity Incentive Plan. The exercise of equity awards, including any restricted stock units that we may grant in the future, and the exercise of warrants and the subsequent sale of shares of Common Stock issued thereby, could have an adverse effect on the market for our Common Stock, including the price that an investor could obtain for their shares.

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

Further, we rely on the ability to attract and retain employees on a cost-effective basis. The availability of employees in the markets in which we operate has declined in recent years and competition for such personnel has increased and has provided the obstacle of our ability to attract and retain a sufficient workforce on a cost-effective basis. We may not be able to attract and retain a sufficient workforce on a cost-effective basis in the future. In the event of increased costs of attracting and retaining a workforce, our business and operating results could be adversely affected.

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

As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity

Risk Management

We have implemented best-practices to assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program (see section “Services Overview” for details on each service we use). To protect our information systems from cybersecurity threats, we rely on various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. We have chosen Microsoft as our main provider for Cybersecurity and Governance services. Our Technology Risk Management Committee, currently including our Vice President of Information Technology, In-house General Counsel, General Manager, Director of Operations and Vice President of Technical Operations, assesses risks based on probability and potential impact to key business systems and processes. Risks that are considered high are addressed promptly and documented to be incorporated into our overall risk management program. A mitigation plan is developed for each identified high risk, with progress reported to the Technology Risk Management Committee and tracked as part of our overall risk management program overseen by the Audit Committee of our board of directors.

To date, cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations, or financial condition. We do not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which we are aware are reasonably likely to materially affect our Company.

Governance

Our board of directors oversees our risk management process, including as it pertains to cybersecurity risks, directly and through its committees. The Audit Committee of the board oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. The Audit Committee reviews our cybersecurity risk profile with management on a periodic basis using key performance and/or risk indicators. These key performance indicators are metrics and measurements designed to assess the effectiveness of our cybersecurity program in the prevention, detection, mitigation, and remediation of cybersecurity incidents.

We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents.

Services Overview

The following section outlines the services we utilize to facilitate Cyber Security Risk Management:

AWS (Amazon Web Services)

Description of Service

AWS, short for Amazon Web Services, is a comprehensive cloud computing platform offered by Amazon. It provides on-demand access to various computing resources like servers, storage, networking, databases, analytics, machine learning, and more. AWS eliminates the need for physical hardware investments and gives organizations flexibility and scalability.

Key Services

Amazon S3 (scalable object storage), Amazon EC2 (virtual servers), Amazon RDS (managed databases), Amazon CloudFront (Content Delivery Network)

Use Case

Hosting websites/applications, scaling infrastructure, storing/analyzing data, deploying machine learning models, managing databases

Microsoft Azure/EntraID

Description of Service

A cloud computing platform offered by Microsoft, delivering a range of services for building, deploying, and managing applications. Azure supports various programming languages, tools, and frameworks for efficient development and scaling of applications.

Key Services

Virtual machines, Storage, Databases, Networking, Analytics, AI/ML, IoT, DevOps tools

Use Case

Scaling applications, hybrid cloud solutions, data analysis, building predictive models, continuous integration and deployment (CI/CD)

Microsoft 365

Description of Service

A suite of productivity and collaboration tools combining familiar Office apps, cloud-based services, and robust security features.

Key Services

Microsoft Office (Word, Excel, PowerPoint, Outlook, OneDrive), SharePoint, Teams

Use Case

Collaboration, email, document creation, cloud storage, security & compliance, mobile productivity, automation (Power Automate)

Zendesk

Description of Service

Customer service software centralizing and automating customer support for seamless interactions across email, live chat, social media, and self-service portals. Provides ticketing, reporting, analytics, and integrations.

Key Services

Ticketing system, Knowledge base, Live chat, Reporting & analytics

Use Case

Efficient customer support, tracking support performance, self-service options, improving the overall customer experience

Microsoft Defender & Microsoft Defender for O365

Description of Service

Microsoft Defender ATP (Advanced Threat Protection) is a comprehensive security solution developed by Microsoft to protect businesses against advanced cyber threats. It combines endpoint security capabilities, advanced analytics, and cloud-based intelligence to provide real-time threat detection, prevention, and response.

Key Services

Advanced threat detection, Endpoint visibility, Threat hunting, Incident response, Integrates with security tools

Use Case

Proactive cybersecurity, real-time alerts, endpoint analysis

ConnectWise ScreenConnect

Description of Service

Remote support, access, and meeting software for efficient IT troubleshooting, user assistance, presentations, and collaboration.

Key Features

Secure remote connections, Screen sharing, Remote control, File transfer, Chat, Session recording

Use Case

Streamline IT support, troubleshoot remotely, reduce on-site visits

SolidWorks Server

Description of Service

Central storage/collaboration system for managing SolidWorks CAD files within an organization. Provides a secure, scalable, and efficient environment for teams.

Key Features

Centralized storage, Collaboration, Version control, Secure access, Replication, Backup, SolidWorks integration

Use Case

Securely storing design files, efficient collaboration, managing versions/history, streamlining workflows.

Ubiquiti UniFi Dream Machine (UDM)

Description of Service

All-in-one network device for small-to-medium businesses, combining a router, firewall, switch, and wireless access point.

Key Features

UniFi Network Controller (manage network), Wireless connectivity (Wi-Fi 5/6), Firewall & security, Performance optimization, Scalability, Remote management.

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

Item 3. Legal Proceedings.

From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to significant legal proceedings in which we are involved, see the discussion under the caption Legal Matters in Note 16 - Commitments and Contingencies and Note 18 - Subsequent Events to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10K, which information is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Capital Market under the symbol “AGFY.”

Holders of Record

As of March 24, 2024, there were 62 holders of record of our Common Stock. Such numbers do not include beneficial owners holding shares of our Common Stock in nominee or “street” name through various brokerage firms.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

For information concerning our equity compensation plan, see Part III, Item 12 of this Annual Report on Form 10-K.

Equity Repurchases

None.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2023 that were not previously disclosed in a Current Report on Form 8-k or Quarterly Report on Form 10-Q.

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

Overview

We are one of the most innovative providers of advanced cultivation and extraction solutions for the cannabis industry, bringing data, science, and technology to the forefront of the market. Our proprietary micro-environment-controlled Agrify VFUs enable cultivators to produce the highest quality products with what we believe to be an unmatched consistency, yield, and Return on Investment at scale. Our comprehensive extraction product line, which includes hydrocarbon, ethanol, solventless, post-processing, and lab equipment, empowers producers to maximize the quantity and quality of extract required for premium concentrates.

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

Agrify Corporation was incorporated in the state of Nevada on June 6, 2016, originally incorporated as Agrinamics, Inc. (“Agrinamics”). On September 16, 2019, Agrinamics amended its articles of incorporation to reflect a name change to Agrify Corporation.

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

Recent Business Developments

At the beginning of 2023, we announced a strategic plan to foster sustainable long-term growth through cost efficiencies and enhanced sales and growth initiatives. We have been focused on growing our cultivation business by helping our existing Agrify Total Turn-Key customers to bring their facilities online and driving additional sales through our RDP. As a result, we have successfully installed and commenced our Las Vegas customer, Nevada Holistic Medicine, our Denver Colorado customer, Denver Greens, and signed several new customers such as Golden Lake Business Park in California, and Harvest Works in New Jersey. As a testimony to the Vertical Farming Unit’s (“VFU”) ability to produce high quality flower, Nevada Holistic Medicine is already consistently harvesting 9 pounds of A-grade flower per VFU, or roughly 64 grams per canopy square foot, and seeing 90%+ A-grade flower produced with exceptional color, trichome, and terpene levels.

Similarly, since we have streamlined our expansive extraction portfolio of technologies, we have successfully supported the deployment of several turnkey solvent-based and solventless extraction packages to customers in California, Michigan, and the East Coast. In addition, we have released several new technologies and products into the market based on customer feedback, including our first peer-reviewed Cannabeast 13 Distillation Unit, a Diamond Miner, Stitch-less Double Filtration Rosin Bags, and the revamped PX30 Hydrocarbon Extractor. We have also made significant strides to receive UL Compliance for Precision Extractions’ EXP Explosion Proof Rooms in an effort to continue our commitment to safety and quality within cannabis extraction facilities.

These industry developments illustrate the continuous innovation, and commitment to safety within the cannabis sector as our company adapts to evolving market demands. More importantly, our growing partnership across the Country is a strong testimony to operators’ continued trust in Agrify’s team and technologies in the most competitive markets.

Recent Developments

Note Acquisition and Warrant Issuance

On October 27, 2023, following the execution of the Modification Agreement (as defined below), CP Acquisitions LLC (the “New Lender”), an entity affiliated with and controlled by Raymond Chang, our Chairman and Chief Executive Officer, and I-Tseng Jenny Chan, a member of our Board of Directors, purchased from the Former Lender the Senior Secured Note issued by us to the Former Lender on August 19, 2022 (the “Exchange Note”) and the Senior Secured Convertible Note issued by us to the Former Lender on March 10, 2023 (the “Convertible Note”). As a condition to the Note Purchase, we and the New Lender entered into an acknowledgment and release (the “Release Agreement”) with the Former Lender, pursuant to which we and the New Lender released the Former Lender from any claims, demands, actions, suits, obligations and causes of action arising on or before the date thereof.

On October 27, 2023, as a condition precedent to the Note Purchase, we entered into a letter agreement (the “Letter Agreement”) with the Former Lender. Pursuant to the Letter Agreement, we agreed, immediately prior to the note purchase transaction, to exchange $3.0 million in principal and approximately $1.1 million in accrued but unpaid interest outstanding under the Exchange Note for a warrant (the “Exchange Warrant”) to purchase 2,809,669 shares of common stock. Additionally, we agreed to exchange the 375,629 shares of common stock held in abeyance for the Former Lender under the terms of the letter agreement between us and the Former Lender dated as of April 26, 2023 for a warrant to purchase 375,629 shares of common stock (the “Abeyance Warrant”).

Each of the Exchange Warrant and the Abeyance Warrant has an exercise price of $0.001 per share, became exercisable upon issuance, has a term of five years from the date of issuance and is exercisable on a cash basis or on a cashless exercise basis at the Former Lender’s election. The Former Lender exercised the Exchange Warrant and Abeyance Warrant in full during January and February 2024.

Note Amendment and Secured Promissory Note

On July 12, 2023, we issued an unsecured promissory note in favor of GIC Acquisition, LLC (“GIC”), an entity that is owned and managed by Raymond Chang, our Chairman and Chief Executive Officer. On October 27, 2023, we and GIC amended and restated the Note (the “GIC Note”). Pursuant to the terms of the GIC Note, as restated, the maturity date was extended until December 31, 2023 and we granted a junior security interest in our assets. On January 25, 2024, we and GIC amended and restated the GIC Note to increase the principal amount thereunder to $1.0 million, all of which is currently outstanding under the GIC Note, and to extend the maturity date until June 30, 2024.

Concurrently with the restatement of the GIC Note, we issued a junior secured promissory note (the “Junior Secured Note”) to the New Lender. Pursuant to the Junior Secured Note, the New Lender loaned an aggregate of approximately $4.0 million to us. The Junior Secured Note bore interest at a rate of 10% per annum, had a maturity date of December 31, 2023, and could be prepaid without any fee or penalty. The Junior Secured Note was a junior secured obligation.

Note Amendment, Consolidation and Conversion

On January 25, 2024, following stockholder approval at an annual meeting of stockholders on January 8, 2024, we and the New Lender consolidated the outstanding principal and interest due under the Junior Secured Note and the Exchange Note into the Convertible Note and amended and restated the Convertible Note (as amended and restated, the “Restated Note”), with an outstanding principal amount of approximately $18.9 million at the time of issuance of the Restated Note. The Restated Note amended the terms of the Convertible Note by, among other things, (i) reducing the conversion price to $1.46 per share of common stock, (ii) increasing the beneficial ownership limitation to 49.99% with respect to any individual or group, provided that the New Lender may assign its right to receive shares upon conversion to Mr. Chang and/or Ms. Chan or their affiliates, in which case the 49.99% beneficial ownership limitation will apply to each of them individually, (iii) extending the maturity date to December 31, 2025, (iv) increasing the interest rate from 9% to 10% per annum, (v) increasing the default interest from 15% to 18% per annum, and (vi) providing for the payment of interest every six months, or in lieu of cash interest payments, we may issue shares as payments-in-kind at a conversion price equal to the higher of (i) $1.46 or (ii) a 20% discount to our trailing seven-day volume weighted average price as of the date of interest payment. Immediately following the execution of the Restated Note, the New Lender immediately elected to convert approximately $3.9 million of outstanding principal into an aggregate of 2,671,633 shares of common stock, and assigned its rights to receive such shares to entities affiliated with Mr. Chang and Ms. Chan. Following the conversion, there was $15.0 million in principal amount outstanding under the Restated Note.

Mack Molding Settlement and Warrant Issuance

Immediately prior to the note purchase described above on October 27, 2023, and with an effective date as of October 18, 2023, we entered into a Modification and Settlement Agreement (the “Modification Agreement”) with Mack Molding Company (“Mack”). Pursuant to the Modification Agreement, we and Mack agreed to settle an outstanding dispute of approximately $8.24 million under a Supply Agreement between the parties dated December 7, 2020 (the “Supply Agreement”) by reducing the aggregate amount due to Mack and extending the timeline for payment. The Modification Agreement requires us to make payments of $500,000 and $250,000 to Mack on or before November 1, 2023 and February 15, 2024, respectively. Following the November 1, 2023 payment, we will be entitled to take possession of certain Vertical Farming Units (“VFUs”) that were assembled under the Supply Agreement. The Modification Agreement also requires us to purchase from Mack a minimum of 25 VFUs per quarter for each quarter during 2024 and a minimum of 50 VFUs per quarter for the six quarters beginning with the first quarter of 2025. We are required to pay a storage fee of $25,000 per month for VFUs subject to the Modification Agreement.

Additionally, as part of the Modification Agreement, we agreed to issue to Mack a warrant (the “Mack Warrant”) to purchase 750,000 shares of common stock. The Mack Warrant has an exercise price of $4.00 per share, was exercisable upon issuance, has a term of three years from the date of issuance and is exercisable on a cash basis unless at the time of exercise there is no effective registration statement for the resale of the underlying shares, in which case the Mack Warrant may be exercised on a cashless exercise basis at Mack’s election.

Nasdaq Notices and Hearing

On April 18, 2023, we received a notice (the “April Nasdaq Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) that we were noncompliance with Nasdaq Listing Rule 5250(c)(1) as a result of our failure to file our Annual Report on Form 10-K (the “Form 10-K”) with the SEC by the required due date.

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

On October 17, 2023, we received a Staff Delisting Determination (the “Staff Determination”) from the Listing Qualifications Department of Nasdaq notifying us that we were not in compliance with Nasdaq’s continued listing requirements under the Listing Rule as a result of our failure to file the First Quarter Form 10-Q, the Second Quarter Form 10-Q and the Form 10-K (collectively, the “Delinquent Reports”) in a timely manner. We filed each of the Delinquent Reports between November 28, 2023 and January 3, 2024.

On December 1, 2023, we received a notice Nasdaq stating that because we reported stockholders’ equity of $(17.17) million in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, we were no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires that listed companies maintain a minimum of $2.5 million in stockholders’ equity.

We timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which hearing was held on January 11, 2024. At the hearing, we presented a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). On January 30, 2024, we received formal notice that the Panel had granted our request for an exception through April 15, 2024 to evidence compliance with Rule 5550(b)(1), which represents the full extent of the Panel’s discretion to grant continued listing. As a result, there can be no assurance that we can regain compliance by the end of the extension period.

Additionally, on March 5, 2024, we received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Stock Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). The Notice had no immediate effect on the listing of our common stock on Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive trading days during this 180-day compliance period, unless the Staff exercises its discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). The compliance period for us will expire on September 3, 2024.

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

Public Offering

On February 27, 2024, we entered into a placement agency agreement with Alexander Capital, LP as placement agent, pursuant to which we agreed to issue and sell an aggregate of 2,760,000 shares of common stock, and, in lieu of common stock to certain investors that so chose, pre-funded warrants to purchase 3,963,684 shares of common stock. The public offering price for each share of common stock was $0.38, and the offering price for each pre-funded warrant was $0.379, which equals the public offering price per share of the common stock, less the $0.001 per share exercise price of each pre-funded warrant. The Offering was made pursuant to a registration statement on Form S-1 that we filed with the Securities and Exchange Commission on January 26, 2024 and was declared effective on February 14, 2024. Raymond Chang, our Chairman and Chief Executive Officer, participated in the offering on the same terms as other investors. The net proceeds from the public offering were approximately $2.2 million, after deducting placement agent fees and commissions and expenses. The public offering closed on February 28, 2024.

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

Financial Overview

Critical Accounting Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include estimates related to accruals, stock-based compensation expense, reported amounts of revenues and expenses during the reported period, fair value of warrant liabilities, sales tax liabilities, and net realizable value of inventory and collectibility of trade accounts and loans receivable. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions. See below for detail on how certain accounting estimates are determined.

Revenue Recognition

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

If a contract has payment terms that differ from the timing of revenue recognition, we will assess whether the transaction price for those contracts includes a significant financing component. We have elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, we impute interest on such contracts at an agreed-upon interest rate and will present the financing components separately as financial income. For the years ended December 31, 2023 and 2022, we did not have any such financial income.

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

Stock Compensation

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

Net Realizable Value of Inventory

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

Fair Value of Warrant Liabilities

The estimated fair value of the warrant liabilities on December 31, 2023 and 2022 is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values that represent the Company’s best estimate. The volatility rate is determined utilizing the Company’s own share price and the share price of competitors over time.

Collectibility of Trade Accounts and Loans Receivable

Accounts receivable, net, primarily consists of amounts for goods and services that are billed and currently due from customers. Accounts receivable and loan receivable balances are presented net of an allowance for credit losses, which is an estimate of billed or borrowed amounts that may not be collectible. In determining the amount of the allowance at each reporting date, management makes judgments about general economic conditions, historical write-off experience, and any specific risks identified in customer or counterparty collection matters, including the aging of unpaid accounts receivable and changes in customer financial conditions. Accounts and loans receivable balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for credit losses are recorded as general and administrative expenses in the consolidated statements of operations.

Sales Tax Liabilities

Prior to acquisition, Precision Extraction NewCo had an unrecorded liability for uncollected sales taxes for sales made in 18 states where state sales tax filings were not submitted, leaving the entity with a potential sales tax liability. To assess Precision Extraction NewCo’s potential liability, the company analyzed invoice data encompassing customer details, their location, product/service taxability, and sales prices. Through this analysis, Precision NewCo determined its nexus across various states and estimated the corresponding sales tax liabilities. Of the 18 states identified with tax obligations, sales to tax-exempt customers were excluded from liability calculations. In Q1 2022, Precision NewCo’s taxable revenue stood at approximately $4 million, with an associated sales tax liability of around $190,000, equivalent to 4.7% of the taxable revenue for that period. This ratio served as the basis for projecting the sales tax liability for the remainder of 2022. For the assessment of penalties and interest, the company adhered to the guidelines outlined by the State of Michigan. As per Michigan’s Sales Tax Return Form 5080, penalties are capped at 25%, while interest is calculated based on the prevailing rates provided on the official.gov website. These penalties and interest charges were factored into the overall sales tax liability in accordance with Michigan’s guidelines. Starting from November 1, 2022, all Precision Extraction NewCo customers have been transitioned to Agrify. All sales from November 1, 2022, until today are accounted for under Agrify. Sales tax is accrued and paid under Agrify.

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

We recognize the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized but is tested for impairment at least annually in the fourth quarter of the year, or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. We have determined that we are a single reporting unit for the purpose of conducting the goodwill impairment assessment. A goodwill impairment charge is recorded if the amount by which our carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

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

We recognize the benefit of a tax position when it is effectively settled. ASC 740-10-25-10, “Basic Recognition Threshold” provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. ASC 740-10- 25-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority. For tax positions considered effectively settled, we recognize the full amount of the tax benefit.

Accounting for Stock-Based Compensation

We follow the provisions of ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) which establishes standards surrounding the accounting for transactions in which an entity exchanges our equity instruments for goods or services. ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under our Stock Option Plans. Refer to the Critical Accounting Estimates section above for further detail on accounting for stock compensation.

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

Comparison of Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2023	2022
Revenue (including $0, and $2,417 from related parties, respectively)	$16,868	$58,259
Cost of goods sold	11,590	90,054
Gross profit (loss)	5,278	(31,795)

General and administrative	19,005	73,354
Selling and marketing	4,134	9,338
Research and development	2,295	8,179
Change in contingent consideration	(1,322)	(2,156)
Gain on disposal on property and equipment	144	—
Impairment of property and equipment	—	2,912
Impairment of goodwill and intangible assets	—	69,904
Total operating expenses	24,256	161,531
Loss from operations	(18,978)	(193,326)
Interest expense, net	(1,853)	(8,750)
Change in fair value of warrant liabilities	4,695	51,461
Loss on extinguishment of long-term debt, net	(4,311)	(38,985)
Other income, net	1,799	1,316
Total other income, net	330	5,042
Net loss before income taxes	(18,648)	(188,284)
Income tax expense	(2)	(23)
Net loss	(18,650)	(188,307)
Income attributable to non-controlling interest	1	134
Net loss attributable to Agrify Corporation	$(18,649)	$(188,173)

Revenues

Our goal is to provide our customers with a variety of products to address their entire indoor agriculture needs. Our core product offering includes our VFUs and Agrify Integrated Grow Racks with our Agrify Insights™, which are supplemented with environmental control products, grow lights, facility build-out services, and extraction equipment.

We generate revenue from sales of cultivation solutions, including ancillary products and services, Agrify Insights™, facility build-outs, and extraction equipment and solutions. We believe that our product mix forms an integrated ecosystem that allows us to be engaged with our potential customers from the early stages of the grow cycle - first during the facility build-out, to the choice of cultivation solutions, running the grow business with our Agrify Insights™ and finally, our extraction, post-processing, and testing services to transform harvest into a sellable product. We believe that the delivery of each solution in the various stages of the process will generate sales of additional solutions and services.

The following table provides a breakdown of our revenue for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2023	2022	Change	% Change
Cultivation solutions, including ancillary products and services	$1,100	$711	$389	55%
Agrify Insights software	188	74	114	154%
Facility build-outs	882	23,129	(22,247)	(96)%
Extraction solutions	14,698	34,345	(19,647)	(57)%
Total revenue	$16,868	$58,259	$(41,391)	(71)%

Revenues decreased by $41.4 million, or 71%, for the year ended December 31, 2023, as compared to the same period in 2022. The comparative decrease in revenue was primarily driven by a $22.2 million reduction in facility build-outs due to winding down TTK solutions Facility build-outs at the end of 2022. Additionally, there was a $19.6 million reduction in Extraction solutions due to an overall down-turn in the cannabis industry and the difficulty of integrating four acquired extraction companies, which was offset by $0.5 million increase in cultivation solutions and Agrify Insights software combined.

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

The following table provides a breakdown of our cost of goods sold for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2023	2022	Change	% Change
Cultivation solutions, including ancillary products and services	$1,747	$27,513	$(25,766)	(94)%
Facility build-outs	971	31,588	(30,617)	(97)%
Extraction solutions	8,872	30,953	(22,081)	(71)%
Total cost of goods sold	$11,590	$90,054	$(78,464)	(87)%

Cost of goods sold decreased by $78 million, or 87%, for the year ended December 31, 2023, as compared to the same period in 2022. The year-over-year decrease in cost of goods sold is associated with the decreased amount of subcontractor construction costs related to our facility build-outs, the decline in sales of Extraction solutions, internal and outsourced labor and materials costs for the extraction solutions sales, and cultivation solutions, including ancillary products and services.

Gross (Loss) Profit

	Year Ended December 31,
(In thousands)	2023	2022	Change	% Change
Gross profit (loss)	$5,278	$(31,795)	$37,073	(117)%

Gross profit totaled $5.3 million, or 31%, of total revenue during the year ended December 31, 2023 compared to a gross loss of $32 million, or 55% of total revenue during the year ended December 31, 2022. The comparative $37.1 million year-over-year increase in gross profit, as well as the comparative increase in gross profit margin, is primarily attributable to reduction in facility build-outs. Although sales of Extraction Solutions decreased, they have higher margins. Additionally, there was a $114 thousand increase in revenue from Agrify insight software which has 90% plus gross profit.

Operating Expenses

	Year Ended December 31,
(In thousands)	2023	2022	Change	% Change
General and administrative	$19,005	$73,354	$(54,349)	(74)%
Selling and marketing	4,134	9,338	(5,204)	(56)%
Research and development	2,295	8,179	(5,884)	(72)%
Change in contingent consideration	(1,322)	(2,156)	834	(39)%
Impairment of property and equipment	—	2,912	(2,912)	(100)%
Impairment of goodwill and intangible assets	—	69,904	(69,904)	(100)%
Gain on disposal	144	—	144	100%
Total operating expenses	$24,256	$161,531	$(137,275)	(340)%

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

G&A expenses decreased by $54.3 million, or 74%, for the year ended December 31, 2023, compared to the same period in 2022. The primary drivers of the year-over-year decrease of G&A expenses were largely attributable to a decrease in bad debt expenses, of approximately $36.8 million, a decrease in depreciation expense, of approximately $1 million, a decrease in stock based compensation, of approximately $1.6 million, a decrease in salaries and related costs for personnel, of approximately $3.4 million, a decrease in insurance expenses of approximately $0.6 million.

Selling and marketing

Selling and marketing expenses consist primarily of salaries and related costs of personnel, travel expenses, trade shows, and advertising expenses.

Selling and marketing expenses decreased by $5.2 million, or 56%, for the year ended December 31, 2023, compared to the same period in 2022. The decrease was primarily attributable to a reduction in salaries and related costs of personnel, of approximately $3.4 million, and a reduction in trade show and advertising costs, of approximately $1.8 million.

Research and development

Research and development (“R&D”) expenses consisted primarily of costs incurred for the development of our Agrify Insights™ and next-generation VFUs, which includes:

●	employee-related expenses, including salaries, benefits, and travel;

●	subcontractor expenses incurred under agreements to provide engineering work related to the development of our next-generation VFUs; and

●	expenses related to our facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies

R&D expenses decreased by $5.9 million, or 72%, for the year ended December 31, 2023, compared to the same period in 2022. As a percentage of net revenue, R&D expenses were 14% of total revenue for the year ended December 31, 2023, compared to 14% for same period in 2022.

We expect to continue to invest in future developments for our VFUs, Agrify Insights™, and extraction products. Although we continue to invest in R&D activities, we expect R&D expenses to decrease as a percentage of revenue as our revenue grows.

Change in contingent consideration

Contingent consideration increased $0.8 million for the year ended December 31, 2023, compared to $2.2 million for the same period in 2022.

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

Based on our interim testing, we noted that the current carrying value of equity significantly exceeded the calculated fair value of equity, by an amount greater than the aggregate value of our goodwill and intangible assets. Accordingly, we concluded that the entire carrying value of our goodwill and intangible assets were impaired, resulting in a second-quarter impairment charge of $69.9 million. Additional information regarding our interim impairment testing may be found in Note 7 - Goodwill and Intangible Assets, Net, included in the notes to the consolidated financial statements.

Change in Gain on Disposal

Gain on disposal Increased $0.1 million for the year ended December 31, 2023, compared to $0 for the same period in 2022.

Other Income, Net

	Year Ended December 31,
(In thousands)	2023	2022	Change	% Change
Interest expense, net	$(1,853)	$(8,750)	$6,897	(79)%
Other income, net	1,799	1,316	483	37%
Change in fair value of warrant liabilities	4,695	51,461	(46,766)	(91)%
Loss on extinguishment of notes payable	(4,311)	(38,985)	34,674	(89)%
Total other income, net	$330	$5,042	$(4,712)	(93)%

Interest income, net

Interest expense was approximately $1.9 million for the year ended December 31, 2023 compared to interest expense of approximately $8.8 million for the same period in 2022. The significant decrease in our interest expense was resulted from our continuous efforts to restructure, modify and reduce our SPA Note and Exchange Note.

Other income, net

Other expense, net increased by $483 thousand, or 37%, for the year ended December 31, 2023, compared to the same period in 2022.

Change in fair value of warrant liability

Change in fair value of warrant liability decreased by $46.8 million, or (91)%, for the year ended December 31, 2023, compared to the same period in 2022. The decrease is related to the fair value of warrants discussed in Note 4.

Loss on extinguishment of notes payable

Change in loss on extinguishment of notes payable decreased by $34.7 million, or (89)%, for the year ended December 31, 2023, compared to the same period in 2022. The decrease is related to related to the extinguishment of the SPA Note recorded in prior period discussed in Note 9. Loss on extinguishment of notes payable was $4.3 million for the year ended December 31, 2023, compared to a loss of $39.0 million for the same period in 2022.

Income Tax Expense

	Year Ended December 31,
(In thousands)	2023	2022	Change	% Change
Income tax expense	$(2)	$(23)	$21	(91)%
Effective tax rate	—%	—%

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

Liquidity and Capital Resources

Operating Capital Requirements

We have incurred operating losses since our inception and have negative cash flows from operations. We have an accumulated deficit of approximately $265.8 million as of December 31, 2023. Our primary sources of liquidity are cash and cash equivalents, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to us under applicable SEC regulations, from the capital markets.

As of December 31, 2023, we had $0.4 million of cash, cash equivalents, and restricted cash. We had no restricted cash and restricted marketable securities associated with the Exchange Note as of December 31, 2023. Current liabilities were $41.2 million as of December 31, 2023.

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

Summary Statement of Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the years ended December 31, 2023 and 2022:

(In thousands)	December 31, 2023	December 31, 2022
Net cash (used in) provided by:
Operating activities	$(30,974)	$(72,021)
Investing activities	25,174	(2,317)
Financing activities	(4,227)	72,781
Net decrease in cash, cash equivalents, and restricted cash	$(10,027)	$(1,557)

Cash Flows from Operating Activities

For the year ended December 31, 2023, we incurred a net loss of $18.6 million primarily due to the $4.7 million related to the change in fair value of warrant liabilities, $1.9 million of depreciation and amortization, $2.7 million of stock based compensation expense, and $24 thousand of debt issuance costs. Net cash was increased by changes in operating assets and liabilities of $13.7 million.

For the year ended December 31, 2022, cash used in operating activities consists of net income adjusted for non-cash benefits and expenses, and changes in operating assets and liabilities. Our primary source of cash provided by operating activities is cash collections from our customers related to the sale of cultivation and extraction solutions. Our primary uses of cash from our operating activities include payments for employee-related expenditures, payments for inventory due to increased demand forecasts, construction costs related to TTK Solutions, acquisition-related costs and the payment of other operating expenses incurred in the ordinary course of business.

Cash Flows from Investing Activities

For the year ended December 31, 2023, net cash provided by investing activities was approximately $25.2 million, which included cash inflows of $10.5 million in proceeds from sale of securities and $15.1 million in proceeds from repayment of loan receivable, and cash outflows of $0.6 million related to a certain loan issuance of loan and $0.3 million in purchases of property and equipment.

For the year ended December 31, 2022, cash provided by investing activities of $2.3 million. Cash used in investing activities consists primarily of purchases of marketable securities of $294.7 million, proceeds of marketable securities of $329.0 million, payment of contingent contingent liabilities of $3.3 million, cash paid associated with our 2022 acquisition of Lab Society and Sinclair of $2.2 million million, the issuance of loans receivable if $23.0 million in connection with our financing of construction and equipment under its TTK Solutions offering and purchases of property and equipment expenditures. The capital expenditures support growth and investment in property and equipment of $8.1 million, to expand research, development, and testing capabilities and, to a lesser extent, the replacement of existing equipment.

Cash Flows from Financing Activities

For the year ended December 31, 2023, net cash used in financing activities was $4.2 million. Net cash used in financing activities was primarily driven by the repayment of certain of our debt instruments of $10.3 million, and payments on insurance financing loans of $1.3 million, offset by proceeds generated from the sale of securities pursuant to our “at the market” program, net, of $1.5 million and proceeds from issuance of a related party note of $4.4 million.

For the year ended December 31, 2022, cash provided by financing activities was $72.8 million. This consists primarily of proceeds from the issuance of Common Stock of $25.8, and warrants in private placements of $61.8 million, and proceeds from the initial and secondary public offerings of $23.2 million. Cash used in financing activities consists primarily of repayment of debt of $38.0 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2023.

During the year ended December 31, 2023, management identified material weaknesses in internal control over financial reporting. These material weaknesses related to the accounting for complex financial instruments, inadequate design of the controls over the preparation of the consolidated financial statements due to the lack of a timeline and process in place to timely close our annual books and records, and insufficient technical accounting resources and lack of segregation of duties. These deficiencies could result in misstatements to our consolidated financial statements that could be material and may not be prevented or detected on a timely basis.

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

Remediation of Material Weakness in Internal Control over Financial Reporting

As of December 31, 2023 and through the date of this filing, we were in varying stages of remediating the current and previously reported material weaknesses in our internal control over financial reporting. During the fiscal year ended December 31, 2023, we have improved our technical accounting resources by hiring outside consultants that have strong technical knowledge in financial reporting and accounting. However, the finance team has remained weakened, with the departure of our CFO and VP of Finance. We are in the process of rebuilding the finance function and have engaged outside consultants to assist. We will need to continue to devote specific attention to these aspects of our internal control environment to ensure that these material weaknesses are fully remediated.

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

Changes in Internal Control Over Financial Reporting

Other than the changes to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statements and Schedules.

(a)	Financial Statements:

(1)	The consolidated financial statements required to be included in this report appear after the signature page to this report as a separate section beginning on page F-1.

(2)	All supplemental schedules have been omitted since the information is either included in the consolidated financial statements or the notes thereto or they are not required or are not applicable.

(3)	The Exhibit Index of this report appears below.

(b)	Exhibits:

Exhibit No.	Description
2.1±	Plan of Merger and Equity Purchase Agreement, dated as of September 29, 2021, among the Registrant, Sinclair Scientific, LLC, Mass2Media, LLC dba PX2 Holdings, LLC, and each of the equity holders of Sinclair Scientific, LLC named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2021
2.2	Amendment to Plan of Merger and Equity Purchase Agreement, dated as of October 1, 2021, between the Registrant and Sinclair Scientific, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2021
2.3±	Membership Interest Purchase Agreement, dated as of December 31, 2021, among the Registrant, PurePressure, LLC, Benjamin Britton as Member Representative, and each of the equity holders of PurePressure, LLC named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2022)
2.4±	Merger Agreement, dated as of February 1, 2022, among the Registrant, LS Holdings Corp., Lab Society NewCo, LLC, Michael S. Maibach Jr. as Owner Representative, and each of the Owners named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2022)
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed July 11, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
3.3	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed October 17, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2022).
3.4	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed March 1, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report filed with the Securities and Exchange Commission on March 3, 2023).
3.5	Certificate of Change to Articles of Incorporation of Agrify Corporation, filed June 30, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2023).
3.6	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed January 22, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024).
3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)
3.8	Third Amended and Restated Certificate of Designations of the Series A Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)
4.2	Form of Representative’s Warrant dated February 19, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 2021)
4.3	Form of Representative’s Warrant dated January 27, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)
4.4	Form of Warrant issued to Noteholders (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2021)
4.6	Form of Common Stock Purchase Warrant dated January 28, 2022 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022)
4.7	Form of Senior Secured Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
4.8	Form of Warrant Exchange Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
4.9	Form of Note Exchange Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2022)
4.11	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2022)
4.12	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2023)
4.13	Amendment to Senior Secured Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2023)
4.14	Exchange Warrant, dated October 27, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
4.15	Abeyance Warrant, dated October 27, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)

4.16	Common Stock Purchase Warrant, dated October 27, 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
4.17	Amended and Restated Junior Secured Promissory Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
4.18	Junior Secured Promissory Note (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
4.19	Amendment to Junior Secured Promissory Note, dated December 4, 2023, between Agrify Corporation and CP Acquisitions, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023).
4.20	Senior Secured Amended, Restated and Consolidated Convertible Promissory Note dated January 25, 2024 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024).
4.21	Second Amended and Restated Junior Secured Promissory Note dated January 25, 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024).
4.22	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2024).
4.23	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2024).
10.1	Operating Agreement of Agrify-Valiant, LLC dated December 8, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.2	Distribution Agreement dated June 7, 2019 between the Registrant and Bluezone Products, Inc.± (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.3	Distribution Agreement dated March 9, 2020 between the Registrant and Enozo Technologies Inc.± (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.4	Purchase Agreement dated as of July 28, 2020 between the Registrant and 4D Bios Inc.± (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.5†	Employment Agreement dated as of January 4, 2021 between the Registrant and Raymond Chang (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2021)
10.6†	2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.7	Intellectual Property Assignment and Transfer Agreement by and among the Registrant, Agrify Brands, LLC and The Holden Company effective as of January 1, 2020 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.8	Supply Agreement by and among the Registrant and Mack Molding Co. dated December 7, 2020 ± (incorporated by reference to Exhibit 10.15 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)

10.9	Amended and Restated Operating Agreement of Agrify Brands, LLC effective as of August 12, 2020 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.1	Form of Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 2021)
10.11†	Employment Agreement, dated as of November 10, 2021, between the Registrant and Timothy Oakes † (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2021)
10.12±	Form of Securities Purchase Agreement, dated as of January 25, 2022, between the Registrant and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022
10.13±	Form of Securities Purchase Agreement, dated as of March 14, 2022, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2022)
10.14†	Agrify Corporation 2022 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 29, 2022)
10.15†	Agrify Corporation 2022 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 29, 2022)
10.16†	Separation Agreement of Thomas Massie, dated as of July 8, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
10.17†	Employment Agreement, dated as of July 14, 2022, between the Registrant and Stuart Wilcox (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
10.18±	Exchange Agreement, dated as of August 18, 2022, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
10.19±	Equity Distribution Agreement, dated as of October 18, 2022, between the Registrant and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2022).
10.20†	Employment Agreement, dated as of July 25, 2022, between the Registrant and Timothy Hayden (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2023)
10.21±	Exchange Agreement, dated as of March 8, 2023, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2023)
10.22	Company and Investor Acknowledgment, dated as of October 27, 2023, between the Registrant and CP acquisitions LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)

10.23	Letter Agreement, dated as of October 27, 2023, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
10.24±	Modification Agreement, effective as of October 18, 2023, between the Registrant and Mack Molding Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
14.1	Code of Ethics of Agrify Corporation Applicable To Directors, Officers And Employees (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Agrify Corporation Clawback policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

±	Certain information has been omitted from this exhibit in reliance upon Item 601(a)(5) of Regulation S-K.

†	Indicates a management contract, compensatory plan, or arrangement.

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRIFY CORPORATION

Date: April 15, 2024	By:	/s/ Raymond Chang
Raymond Chang
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond Chang	Chief Executive Officer and Director	April 15, 2024
Raymond Chang	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Krishnan Varier	Director	April 15, 2024
Krishnan Varier

/s/ Timothy Mahoney	Director	April 15, 2024
Timothy Mahoney

/s/ Max Holtzman	Director	April 15, 2024
Max Holtzman

/s/ Leonard Sokolow	Director	April 15, 2024
Leonard Sokolow

/s/ I-Tseng Jenny Chan	Director	April 15, 2024
I-Tseng Jenny Chan

Date: April 15, 2024

AGRIFY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Agrify Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Agrify Corporation and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Melville, NY

April 15, 2024

Item 1. Financial Statements

AGRIFY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$430	$10,457
Restricted cash	—	10,000
Marketable securities	4	460
Accounts receivable, net of allowance for credit losses of $1,887 and $4,605 at December 31, 2023 and 2022, respectively	1,149	1,070
Inventory, net of reserves of $17,599 and $32,422 at December 31, 2023 and 2022, respectively	19,094	21,396
Prepaid expenses and other current assets	3,332	1,510
Total current assets	24,009	44,893
Loan receivable, net of allowance for credit losses of $19,215 and $33,050 at December 31, 2023 and 2022, respectively	11,583	12,214
Property and equipment, net	7,734	10,044
Operating lease right-of-use assets	1,803	2,210
Other non-current assets	141	326
Total assets	$45,270	$69,687
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$20,766	$20,543
Accrued expenses and other current liabilities	10,655	16,380
Operating lease liabilities, current	599	734
Long-term debt, current	766	28,833
Related party debt, current	4,444	—
Deferred revenue	4,019	4,112
Total current liabilities	41,249	70,602
Warrant liabilities	1,290	5,985
Other non-current liabilities	—	147
Operating lease liabilities, net of current	1,394	1,587
Long-term debt, net of current	16,047	407
Total liabilities	59,980	78,728
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Common Stock, $0.001 par value per share, 10,000,000 and 5,000,000 shares authorized at December 31, 2023 and 2022, respectively, 1,701,243 and 1,038,298 shares issued and outstanding at December 31, 2023 and 2022, respectively (1)	2	1
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	250,855	237,875
Accumulated deficit	(265,797)	(247,148)
Total stockholders’ deficit attributable to Agrify	(14,940)	(9,272)
Non-controlling interests	230	231
Total liabilities and stockholders’ deficit	$45,270	$69,687

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

AGRIFY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue (including $0, and $2,417 from related parties, respectively)	$16,868	$58,259
Cost of goods sold	11,590	90,054
Gross profit (loss)	5,278	(31,795)

General and administrative	19,005	73,354
Selling and marketing	4,134	9,338
Research and development	2,295	8,179
Change in contingent consideration	(1,322)	(2,156)
Gain on disposal on property and equipment	144	—
Impairment of property and equipment	—	2,912
Impairment of goodwill and intangible assets	—	69,904
Total operating expenses	24,256	161,531
Loss from operations	(18,978)	(193,326)
Interest expense, net	(1,853)	(8,750)
Change in fair value of warrant liabilities	4,695	51,461
Loss on extinguishment of long-term debt, net	(4,311)	(38,985)
Other income, net	1,799	1,316
Total other income, net	330	5,042
Net loss before income taxes	(18,648)	(188,284)
Income tax expense	(2)	(23)
Net loss	(18,650)	(188,307)
Income attributable to non-controlling interest	1	134
Net loss attributable to Agrify Corporation	$(18,649)	$(188,173)
Net loss per share attributable to Common Stockholders – basic and diluted (1)	$(12.51)	$(902.19)
Weighted average common shares outstanding - basic and diluted (1)	1,490,871	208,573

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

AGRIFY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

	Common Stock		Preferred Stock		Preferred A Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity (Deficit) attributable to	Non- Controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Agrify	Interests	(Deficit)
Balance at January 1, 2022	111,035	$—	—	$—	—	$—	$196,034	$(58,975)	$137,059	$365	$137,424
Stock-based compensation	—	—	—	—	—	—	4,319	—	4,319	—	4,319
Issuance of Common Stock, warrants, and prefunded warrants in private placement	20,105	—	—	—	—	—	14,824	—	14,824	—	14,824
Confidentially marketed public offering	594,232	1	—	—	—	—	3,269	—	3,270	—	3,270
Issuance of Common Stock through an “at the market” offering, net of fees	306,628	—	—	—	—	—	15,042	—	15,042	—	15,042
Common Stock issued for contingent liabilities	435	—	—	—	—	—	2,220	—	2,220	—	2,220
Acquisition of Lab Society	2,128	—	—	—	—	—	1,904	—	1,904	—	1,904
Exercise of options	43	—	—	—	—	—	20	—	20	—	20
Exercise of warrants	2,443	—	—	—	—	—	243	—	243	—	243
Vesting of restricted stock units	1,249	—	—	—	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—	(188,173)	(188,173)	(134)	(188,307)
Balance at December 31, 2022	1,038,298	$1	—	$—	—	$—	$237,875	$(247,148)	$(9,272)	$231	$(9,041)

	Common Stock		Preferred Stock		Preferred A Stock		Additional Paid-in-	Accumulated	Total Stockholders’ Deficit attributable to	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Agrify	Interests	Deficit
Balance at January 1, 2023	1,038,298	$1	—	$—	—	$—	$237,875	$(247,148)	$(9,272)	$231	$(9,041)
Stock-based compensation	—	—	—	—	—	—	2,662	—	2,662	—	2,662
Issuance of Common Stock through an “at the market” offering, net of fees	323,082	—	—	—	—	—	1,545	—	1,545	—	1,545
Issuance of held-back shares to Lab Society	499	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock to Pure Pressure	366	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	17	—	—	—	—	—	—	—	—	—	—
Exercise of prefunded warrants in private placement	84,962	—	—	—	—	—	—	—	—	—	—
Issuance of equity classified warrants	—	—	—	—	—	—	1,554	—	1,554	—	1,554
Exchange of private placement debt into equity classified warrants	—	—	—	—	—	—	3,877	—	3,877	—	3,877
Conversion of Exchange Note	69,567	—	—	—	—	—	2,146	—	2,146	—	2,146
Conversion of Convertible Note	153,617	1	—	—	—	—	1,171	—	1,172	—	1,172
Proceeds from Employee Stock Purchase Plan Shares	2,500	—	—	—	—	—	25	—	25	—	25
Reverse stock split fractional share settlement	28,335	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(18,649)	(18,649)	(1)	(18,650)
Balance December 31, 2023	1,701,243	$2	—	$—	—	$—	$250,855	$(265,797)	$(14,940)	$230	$(14,710)

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss attributable to Agrify Corporation	$(18,649)	$(188,173)
Adjustments to reconcile net loss attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	1,896	3,047
Amortization of debt (premium) discount	(109)	4,459
Interest on investment securities	—	(232)
Amortization of issuance costs	24	420
Deferred income taxes	—	23
Stock based compensation expense	2,663	4,319
Change in fair value of warrant liabilities	(4,695)	(51,461)
Loss on extinguishment of long-term debt, net	4,311	38,985
Impairment of goodwill and intangible assets	—	69,904
(Recovery of) provision for credit losses	(15,261)	36,694
(Recovery of) provision for slow-moving inventory	(14,823)	31,480
(Gain) loss on disposal of property and equipment	(63)	33
Impairment of property and equipment	—	2,912
Change in fair value of contingent consideration	—	(2,156)
Income attributable to non-controlling interests	(1)	(134)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,347	1,540
Inventory	17,158	(30,248)
Prepaid expenses and other current assets	(566)	3,222
Right of use assets, net	299	(731)
Other non-current assets	170	1,138
Accounts payable	(108)	11,236
Accrued expenses and other current liabilities	(4,473)	(8,555)
Operating lease liabilities	(217)	803
Other non-current liabilities	—	79
Deferred revenue	(93)	(625)
Net cash and cash equivalents used in operating activities	(30,974)	(72,021)

Cash flows from investing activities:
Purchases of property and equipment	(59)	(8,134)
Proceeds from disposal of property and equipment	311	—
Purchase of marketable securities	—	(294,687)
Proceeds from sale of marketable securities	10,456	329,009
Issuance of loans receivable	(591)	(23,009)
Proceeds from repayment of loan receivable	15,057	—
Payments on contingent liabilities	—	(3,330)
Cash received from escrow account related to Sinclair acquisition	—	1,351
Cash paid for business combination, net of cash acquired	—	(3,517)
Net cash and cash equivalents provided by (used in) investing activities	25,174	(2,317)

Cash flows from financing activities:
Proceeds from issuance of debt and warrants in private placement, net of fees	—	61,817
Proceeds from issuance of Common Stock and warrants in private placement, net of fees	—	25,796
Proceeds from issuance of Common Stock through an “at the market” offering, net of fees	1,545	15,042
Proceeds from Employee Stock Purchase Plan Shares	25	—
Proceeds from exercise of options	—	20
Proceeds from confidentially marketed public offering	—	8,193
Proceeds from issuance of warrants in settlement agreement	1,554	—
Proceeds from issuance of related party notes	4,444	—
Repayments of notes payable, other	(71)	(187)
Repayment of debt in private placement	(10,307)	(35,497)
Payments on other financing loans	(5)	(254)
Payments on insurance financing loans	(1,332)	(1,928)
Payments of financing leases	(80)	(221)
Net cash and cash equivalents (used in) provided by financing activities	(4,227)	72,781
Net decrease in cash and cash equivalents	(10,027)	(1,557)
Cash and cash equivalents at the beginning of period	10,457	12,014
Cash and cash equivalents at the end of period	$430	$10,457
Cash, cash equivalents, and restricted cash at end of period
Cash and cash equivalents	$430	$10,457
Restricted cash	—	10,000
Total cash, cash equivalents, and restricted cash at the end of period	$430	$20,457
Supplemental disclosures
Cash paid for interest	76	4,969
Supplemental disclosures of non-cash flow information
Initial fair value of warrants	$5,432	$55,627
Financing of prepaid insurance	$1,694	$1,928
Transfer of property and equipment to inventory	$33	$—
Conversion of convertible notes	$3,306	$—

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company believes it is the only company with an automated and fully integrated grow solution in the industry. The Company’s cultivation and extraction solutions seamlessly combine its integrated hardware and software offerings with a broad range of associated services including consulting, engineering, and construction and is designed to deliver the most complete commercial indoor farming solution available from a single provider. The totality of its product offerings and service capabilities forms an unrivaled ecosystem in what has historically been a highly fragmented market. As a result, the Company believes it is well-positioned to capture market share and create a dominant market position in the indoor cannabis sector.

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

Confidentially Marketed Public Offering

On December 16, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord Genuity LLC as the underwriter, pursuant to which the Company agreed to issue and sell an aggregate of 594,232 shares of its Common Stock, and, in lieu of Common Stock to certain investors that so chose, pre-funded warrants (the “Pre-Funded 2022 Warrants”) to purchase 75,000 shares of our Common Stock, and accompanying warrants (the “December 2022 Warrants”) to purchase 1,338,462 shares of the Company’s Common Stock (the “Offering”). The shares of Common Stock (or Pre-Funded 2022 Warrants) and the accompanying December 2022 Warrants will be issued separately but can only be purchased together in this Offering. Additional information regarding the Company’s December 2022 Warrants may be found in Note 4 – Fair Value Measures and Note 11 – Stockholders’ Equity, included elsewhere in the notes to the consolidated financial statements.

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 19, 2023, the Company received a new deficiency letter from the Staff of Nasdaq notifying the Company that, for the previous 30 consecutive business days, the bid price for its Common Stock had closed below $1.00 per share, which is the minimum closing price required to maintain a continued listing on The Nasdaq Capital Market under the Minimum Bid Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of the Company’s Common Stock must be at least $1.00 per share for a minimum of 10 consecutive trading days during this 180-day compliance period, unless the Staff exercises its discretion to extend the minimum trading day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G). On July 19, 2023, the Company received a notice from Nasdaq confirming its compliance with the minimum bid price rule.

As disclosed in the Current Report on Form 8-K filed on April 17, 2023, the Company’s audit committee concluded that, as a result of inadvertent errors in the accounting for warrants previously issued by the Company, it was appropriate to restate the Company’s previously issued unaudited consolidated interim financial statements as of and for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 included in the Company’s Quarterly Reports on Form 10-Q for such periods in amended quarterly reports for the affected periods. As a result of such restatements, the Company was unable to timely file the 2022 Form 10-K, the First Quarter 2023 Form 10-Q and the Second Quarter 2023 Form 10-Q without unreasonable effort or expense.

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 1, 2023, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that because the Company reported stockholders’ equity of $(17.17) million in its Form 10-Q for the quarter ended March 30, 2023, the Company was no longer in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Primary Equity Listing Rule”), which requires that listed companies maintain a minimum of $2.5 million in stockholders’ equity. In response, the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”), which stayed any further action by the Listing Qualifications Staff. The hearing was held on January 11, 2024. The Company arrived at the hearing having previously cured any additional grounds for delisting as a result of delinquent periodic filings during 2023 that were filed prior to the hearing.

On January 30, 2024, the Company received formal notice that the Panel had granted the Company’s request for an exception through April 15, 2024 to evidence compliance with the Listing Rule. The compliance date of April 15, 2024 represents the full extent of the Panel’s discretion to grant continued listing while the Company is non-compliant with Nasdaq Listing Rules. Accordingly, there can be no assurance that the Company will be able to regain compliance with the Nasdaq listing rules or maintain its listing on the Nasdaq Capital Market. If the Company’s common stock is delisted, it could be more difficult to buy or sell the Company’s common stock or to obtain accurate quotations, and the price of the Company’s common stock could suffer a material decline. Delisting could also impair the Company’s ability to raise capital.

The Paycheck Protection Program

In May 2020, the Company received an unsecured Paycheck Protection Program Loan (“PPP Loan”) from Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), administered by the U.S. Small Business Administration (the “SBA”). The Company received total loan proceeds of approximately $0.8 million from the PPP Loan. On February 18, 2022, the Company applied for forgiveness of the outstanding balance of the PPP Loan and the application was denied by the SBA on March 18, 2022. However, on June 23, 2022, the Company received a letter from Bank of America agreeing to extend the maturity date to May 7, 2025 and the loan will bear interest at a rate of 1.00% per year. The PPP loan is payable in 34 equal combined monthly principal and interest payments of approximately $24 thousand that commenced on August 7, 2022.

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has incurred operating losses since its inception and has negative cash flows from operations and a working capital deficit. The Company also has an accumulated deficit of $265.8 million as of December 31, 2023. The Company’s primary sources of liquidity are its cash and cash equivalents and marketable securities, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC regulations, from the capital market. As of December 31, 2023, the Company had $0.4 million of cash, cash equivalents, and marketable securities. The Company had no restricted cash as of December 31, 2023. Current liabilities were $41.2 million as of December 31, 2023.

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

On October 27, 2023, the company executed a financial transaction, issuing a junior secured promissory note to CP Acquisitions, LLC (“CP”) with a maximum principal amount of $3.0 million, which was later amended on December 4, 2023 to increase the maximum principal amount to $4.0 million. Additionally, an unsecured promissory note of $0.5 million was issued to GIC Acquisition LLC (“GIC”). Additional information regarding these transactions is included in Note 9 – Debt, included elsewhere in the notes to the consolidated financial statements.

As of February 28, 2024, the company raised net proceeds of $2.2 million via an S-1 offering through Alexander Capital. The company intends to raise additional capital later this year to support its 2024 and 2025 funding needs. The company also continues to make additional adjustments in headcount, salary, travel, sales and marketing spending, but there is no guarantee that these ongoing cost-cutting efforts or capital raises will be sufficient to maintain operations.

There is no assurance that the Company will ever be profitable. The consolidated financial statements do not include any adjustments to reflect the potential future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

The Company effected a 1-for-10 reverse stock split of its Common Stock on October 18, 2022 and a 1-for-20 reverse stock split of its Common Stock on July 5, 2023. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented unless otherwise indicated. The shares of Common Stock retained a par value of $0.001 per share. Accordingly, the Stockholders’ deficit section of the consolidated balance sheets reflects the reverse stock split by reclassifying from “Common Stock” to “Additional paid-in capital” an amount equal to the par value of the decreased shares resulting from the reverse stock split.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash and deposits with maturities of three months or less as of December 31, 2023 and December 31, 2022. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash required to be held as collateral for the Company’s Notes. Accordingly, these balances contain restrictions as to their availability and usage and are classified as restricted cash in the consolidated balance sheets. Additional information relating to the Company’s Notes may be found in Note 9 - Debt, included elsewhere in the notes to the consolidated financial statements.

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

Accounts Receivable, Net and Loan Receivable, Net

Accounts receivable, net, primarily consists of amounts for goods and services that are billed and currently due from customers. The composition of loan receivable, net is detailed in Note 5. Accounts receivable and loan receivable balances are presented net of an allowance for credit losses, which is an estimate of billed or borrowed amounts that may not be collectible. In determining the amount of the allowance at each reporting date, management makes judgments about general economic conditions, historical write-off experience, and any specific risks identified in customer or borrower collection matters, including the aging of unpaid accounts receivable and changes in customer or borrower financial conditions. Accounts and loans receivable balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for credit losses are recorded as general and administrative expenses in the consolidated statements of operations.

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

The tables below show customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue

For the year ended December 31, 2023 and 2022, the Company’s customers that accounted for 10% or more of the total revenue were as follows:

	2023		2022
(In thousands)	Amount	% of Total Revenue	Amount	% of Total Revenue
Company Customer Number - 136	*	*	$8,005	13.8%
Company Customer Number - 139	*	*	$8,761	15.0%

*	Customer revenue, as a percentage of total revenue, was less than 10%

Accounts Receivable, Net

As of December 31, 2023 and 2022, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

	2023		2022
(In thousands)	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Company Customer Number – 15095	$712	62.0%	$352	32.9%
Company Customer Number – 10888	$251	21.8%	$251	23.5%
Company Customer Number - 16491	*	*	$123	11.5%

*	Customer accounts receivable, as a percentage of total accounts receivable, was less than 10%

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated useful lives of the Company’s property and equipment are periodically assessed to determine if changes are appropriate. The Company charges maintenance and repairs to expense as incurred. When the Company retires or disposes of assets, the carrying cost of these assets and related accumulated depreciation or amortization are eliminated from the consolidated balance sheets and any resulting gain or loss is included in the consolidated statements of operations in the period of retirement or disposal.

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. During construction, costs are accumulated in a construction-in-progress account, with no depreciation. Upon completion, costs are transferred to the appropriate asset account, and depreciation begins when the asset is placed into service.

Goodwill

Goodwill is defined as the excess of cost over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually, and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined that it is a single reporting unit for the purpose of conducting the goodwill impairment assessment. A goodwill impairment charge is recorded for the amount by which the Company’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and/or a decline in the Company’s market value as a result of a significant decline in the Company’s stock price.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

Deferred revenue includes amounts collected or billed in excess of revenue that the Company can recognize. The Company recognizes deferred revenue and non-current deferred revenue as revenue as the related performance obligation is satisfied. The Company records deferred revenue that will be recognized during the succeeding twelve-month period as a current liability on the consolidated balance sheets.

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If a contract has payment terms that differ from the timing of revenue recognition, the Company will assess whether the transaction price for those contracts include a significant financing component. The Company has elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if the Company expects that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, the Company imputes interest on such contracts at an agreed-upon interest rate and will present the financing components separately as financial income. As of December 31, 2023 and 2022, the Company did not have any such financial income.

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and generally transfers to its customers the warranties it receives from its vendors, if any, which generally cover this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. The Company maintains a reserve for warranty returns of $0.4 million and $0.6 million as of December 31, 2023 and December 31, 2022, respectively. The Company’s reserve for warranty returns is included in accrued expenses and other current liabilities in its consolidated balance sheets. Additional information regarding the Company’s warranty reserve may be found in Note 3 – Supplemental Consolidated Balance Sheet Information, included elsewhere in the notes to the consolidated financial statements.

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The provision for income taxes represents Federal and state and local income taxes. The effective rate differs from statutory rates due to the effect of certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition or re-measurement of a tax position taken in a prior annual period is recognized separately in the quarter of the change.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities and accounts receivable. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of this standard did not have a material impact on these consolidated financial statements.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with GAAP. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2021-08 on January 1, 2023. The adoption of this standard did not have a material impact on these consolidated financial statements.

Recently Announced Accounting Pronouncements

ASU 2023-09, Improvements to Income Tax Disclosures ∙ On December 14, 2023, the FASB issued, ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard applies to all entities subject to income taxes and is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently in the process of evaluating the effect of this guidance on its financial statements.

Other recent accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 — Revenue and Deferred Revenue

Revenue

The Company sells its equipment and services to customers under a combination of a contract and purchase order. Equipment revenue includes sales from proprietary products designed and engineered by the Company such a VFUs, container farms, integrated grow racks, and LED grow lights, and non-proprietary products designed, engineered, and manufactured by third parties such as air cleaning systems and pesticide-free surface protection.

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

The following table provides the Company’s revenue disaggregated by the timing of revenue recognition:

	Year Ended December 31,
(In thousands)	2023	2022
Transferred at a point in time	$14,519	$34,813
Transferred over time	2,349	23,446
Total revenue	$16,868	$58,259

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the Company’s revenue disaggregated by revenue type:

	Year Ended December 31,
(In thousands)	2023	2022
Cultivation solutions, including ancillary products and services	$1,100	$711
Agrify Insights™	188	74
Facility build-outs	882	23,129
Extraction solutions	14,698	34,345
Total revenue	$16,868	$58,259

In accordance with ASC 606-10-50-13, the Company is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. Due to the nature of the Company’s contracts, these reporting requirements are not applicable because the majority of the Company’s remaining contracts meet certain exemptions as defined in ASC 606-10-50-14 through 606-10-50-14A, including (i) performance obligation is part of a contract that has an original expected duration of one year or less and (ii) the right to invoice practical expedient.

Deferred Revenue

Changes in the Company’s current deferred revenue balance for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Deferred revenue – beginning of period	$4,112	$3,772
Additions	4,905	13,392
Recognized	(4,998)	(13,052)
Deferred revenue – end of period	$4,019	$4,112

Deferred revenue balances primarily consist of customer deposits on the Company’s cultivation and extraction solutions equipment. As of December 31, 2023 and December 31, 2022, all of the Company’s deferred revenue balances were reported as current liabilities in the accompanying consolidated balance sheets.

In the year ended December 31, 2023, the Company recognized $2.5 million of revenue that was deferred during 2022. And, during the year ended December 31, 2022, the Company recognized $2.7 million of revenue that was deferred during 2021.

Note 3 — Supplemental Consolidated Balance Sheet Information

Accounts Receivable

Accounts receivable consisted of the following as of December 31, 2023 and December 31, 2022:

	Year Ended December 31,
(In thousands)	2023	2022
Accounts receivable, gross	$3,036	$5,675
Less allowance for credit losses	(1,887)	(4,605)
Accounts receivable, net	$1,149	$1,070

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the allowance for credit losses accounts consisted of the following:

	Year Ended December 31,
(In thousands)	2023	2022
Allowance for credit losses - beginning of period	$4,605	$1,415
(Recovery of) allowance for credit losses	(1,426)	4,928
Write-offs of uncollectible accounts	(1,292)	(1,510)
Other adjustments	—	(228)
Allowance for credit losses - end of period	$1,887	$4,605

The Company recognized a net recovery of credit losses of $1.4 million and a provision credit losses of $4.9 million for the years ended December 31, 2023 and 2022, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2023 and December 31, 2022:

	Year Ended December 31,
(In thousands)	2023	2022
Prepaid settlement asset	$2,054	$—
Other receivables, other	659	424
Prepaid insurance	454	219
Prepaid expenses, other	82	230
Prepaid software	70	129
Prepaid materials	13	45
Deferred issuance costs, net	—	463
Total prepaid expenses and other current assets	$3,332	$1,510

Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2023 and December 31, 2022:

(In thousands)	December 31, 2023	December 31, 2022
Leased equipment	$4,465	$602
Leasehold improvements	702	1,111
Machinery and equipment	904	1,049
Software	606	606
Computer and office equipment	588	627
Research and development laboratory equipment	183	260
Furniture and fixtures	116	504
Trade show assets	78	78
Vehicles	43	136
Total property and equipment, gross	7,685	4,973
Accumulated depreciation	(2,894)	(2,372)
Construction in progress	2,943	7,443
Total property and equipment, net	$7,734	$10,044

Depreciation expense for the years ended December 31, 2023 and 2022 was $1.9 million and $1.7 million, respectively.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Non-Current Assets

Other non-current assets consisted of the following as of December 31, 2023 and December 31, 2022:

	Year Ended December 31,
(In thousands)	2023	2022
Security deposits	$141	$153
Long-term deferred commissions expense	—	173
Total other non-current assets	$141	$326

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2023 and December 31, 2022:

	Year Ended December 31,
(In thousands)	2023	2022
Sales tax payable (1)	$5,338	$5,950
Accrued acquisition liabilities (2)	2,180	3,502
Accrued construction costs	1,412	2,669
Accrued interest expense	321	240
Compensation related fees	474	2,285
Accrued warranty expenses	420	553
Accrued professional fees	457	313
Accrued inventory purchases	10	569
Accrued consulting fees	43	20
Financing lease liabilities	—	152
Other current liabilities	—	127
Total accrued expenses and other current liabilities	$10,655	$16,380

(1)	Sales tax payable primarily represents identified sales and use tax liabilities arising from our acquisition of Precision and Cascade. These amounts are included as part of our initial purchase price allocations and are the subject matter of an indemnification claim under the Precision and Cascade acquisition agreement.

(2)	Accrued acquisition liabilities includes both the contingent consideration and the value of held back Common Stock associated with the 2022 acquisition of Lab Society and the 2021 acquisitions of Precision, Cascade and PurePressure.

Accrued Warranty Costs

The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs:

	Year Ended December 31,
(In thousands)	2023	2022
Warranty accrual – beginning of period	$553	$398
Liabilities accrued for warranties issued during the period	230	264
Warranty accruals paid during the period	(363)	(109)
Warranty accrual – end of period	$420	$553

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation techniques for assets and liabilities include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

At December 31, 2023 and December 31, 2022, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2023				December 31, 2022
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds (included in cash and cash equivalents)	$—	$—	$—	$—	$33	$—	$—	$33
Money market funds	4	—	—	4	—	—	—	—
Corporate bonds	—	—	—	—	427	—	—	427
Total assets	$4	$—	$—	$4	$460	$—	$—	$460
Liabilities:
Warrant liabilities - January 2022 warrants	$—	$—	$1	$1	$—	$—	$4	$4
Warrant liabilities - March 2022 warrants	—	—	7	7	—	—	34	34
Warrant liabilities - August 2022 warrants	—	—	18	18	—	—	93	93
Warrant liabilities - December 2022 warrants	—	—	1,264	1,264	—	—	5,854	5,854
Total liabilities	$—	$—	$1,290	$1,290	$—	$—	$5,985	$5,985

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, warrant liabilities, and contingent consideration. Fair value information for each of these instruments as well as other balances of the Company are as follows:

●	Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and deferred revenue liabilities approximate their fair value based on the short-term nature of these instruments.

●	Marketable securities classified as current held-to-maturity securities are recorded at amortized cost, which at December 31, 2023 and 2022, approximated fair value.

●	The Company’s deferred consideration was recorded in connection with acquisitions during the year ended December 31, 2023 and fiscal 2022 using an estimated fair value discount at the time of the transactions. As of December 31, 2023 and 2022, the carrying value of the deferred consideration approximated fair value.

●	The Company’s warrant liabilities are marked-to-market each reporting period with the changes in fair value of warrant liabilities recorded in other income (expense), net in the accompanying consolidated statements of operations until the warrants are exercised. The fair value of the warrant liabilities are estimated using a Black-Scholes option-pricing model.

Marketable Securities

As of December 31, 2023 and 2022, the Company held investments in municipal bonds and corporate bonds. The municipal and corporate bonds are considered held-to-maturity securities and are recorded at amortized cost in the accompanying consolidated balance sheet. The fair values of these investments were estimated using recently executed transactions and market price quotations. The Company considers current assets as those investments which will mature within the next 12 months including, interest receivable on long-term bonds.

The composition of the Company’s marketable securities are as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Current marketable securities:
Money market funds	$4	$—
Corporate bonds	—	427
Mutual funds	—	33
	$4	$460

Contingent Consideration

The Company has classified its net liability for contingent earn-out considerations to the sellers relating to one acquisition completed during the first quarter of 2022 and two acquisitions completed during fiscal 2021. The fair value for the contingent consideration associated with these acquisitions is within Level 3 of the fair value hierarchy because the associated fair value is determined using significant unobservable inputs, which included the key assumptions to model future revenue, costs of goods sold and operating expense projections. The company recorded no change in contingent consideration for the year ended December 31, 2023. The contingent earn-out payments to the sellers for each acquisition are based on the achievement of certain revenue thresholds.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	2022
Contingent consideration – beginning of period	$6,137
Accrued contingent consideration	1,420
Accretion of contingent consideration	149
Payments made on contingent liabilities	(5,550)
Change in estimated fair value	(2,156)
Contingent consideration – end of period	$—

The Company included contingent consideration within accrued expenses and other current liabilities on its consolidated balance sheet as of December 31, 2022.

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

Warrant Liabilities

The estimated fair value of the warrant liabilities on December 31, 2023 and 2022 is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values that represent the Company’s best estimate. The volatility rate is determined utilizing the Company’s own share price and the share price of competitors over time.

However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation of December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2023	2022
Stock price	$1.26	$6.66
Exercise price	$1,496.00	$1,496.00
Expected term (in Years)	3.57	4.58
Volatility	138.00%	98.30%
Discount rate - treasury yield	3.96%	4.05%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities of December 31, 2023 and December 31, 2022:

	Year Ended December 31,
(In thousands)	2023	2022
Warrant liabilities – beginning of period	$4	$—
Initial fair value of warrant liabilities	—	10,969
Change in estimated fair value	(3)	(10,965)
Warrant liabilities –end of period	$1	$4

March 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation of December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2023	2022
Stock price	$1.26	$6.66
Exercise price	$430.00	$430.00
Expected term (in Years)	4.13	5.13
Volatility	136.00%	97.96%
Discount rate - treasury yield	3.91%	3.99%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities of December 31, 2023 and December 31, 2022:

	Year Ended December 31,
(In thousands)	2023	2022
Warrant liabilities – beginning of period	$34	$—
Initial fair value of warrant liabilities	—	29,522
Change in estimated fair value	(27)	(31,133)
Component of loss on debt extinguishment	—	1,645
Warrant liabilities – end of period	$7	$34

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation of December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2023	2022
Stock price	$1.26	$6.66
Exercise price	$246.00	$246.00
Expected term (in Years)	4.13	5.13
Volatility	136.00%	97.96%
Discount rate - treasury yield	3.91%	3.99%

The following table sets forth a summary for the changes in the fair value of the Level 3 warrant liabilities of December 31, 2023 and December 31, 2022:

	Year Ended December 31,
(In thousands)	2023	2022
Warrant liabilities – beginning of period	$93	$—
Initial fair value of warrant liabilities	—	10,212
Change in estimated fair value	(75)	(9,876)
Warrants settled in period	—	(243)
Warrant liabilities – end of period	$18	$93

December 2022 Warrants

The following table summarizes the Company’s assumptions used in the valuation of December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2023	2022
Stock price	$1.26	$6.66
Exercise price	$3.45	$13.00
Expected term (in Years)	4.13	4.98
Volatility	136.00%	98.00%
Discount rate - treasury yield	3.91%	3.99%

The following table sets forth a summary for the changes in the fair value of the Level 3 warrant liabilities of December 31, 2023 and December 31, 2022:

	Year Ended December 31,
(In thousands)	2023	2022
Warrant liabilities – beginning of period	$5,854	$—
Initial fair value of warrant liabilities	—	4,924
Change in estimated fair value	(4,590)	930
Warrant liabilities – end of period	$1,264	$5,854

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The breakdown of loans receivable by customer as of December 31, 2023 and December 31, 2022 were as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Customer 139	$14,691	$14,691
Customer 136	—	12,457
Customer 125	9,297	9,048
Customer 24096	6,810	5,890
Other – Non-TTK Solution (1)	—	3,178
Allowance for credit losses (2)(3)	(19,215)	(33,050)
Total loan receivable	$11,583	$12,214

(1)	The current portion of loan receivable is included in prepaid expenses and other current assets on the balance sheet.

(2)	As of December 31, 2023 The TTK Solution project balance was written off due to the cancellation of the project.

(3)	The Company established an allowance for credit losses of approximately $14.7 million related to Bud & Mary’s ongoing litigation. Approximately $4.5 million relates to Hannah.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At this time, the Company is not aware of, nor has it identified any risk or potential performance failure associated with any of its TTK Solution arrangements, other than the noted exceptions of Bud & Mary’s TTK Solution, Hannah, and Greenstone TTK Solution, which is a related party, as described above.

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

Inventory consisted of the following as of December 31, 2023 and December 31, 2022:

	Year Ended December 31,
(In thousands)	2023	2022
Raw materials	$23,449	$24,960
Prepaid inventory	924	15,506
Finished goods	7,438	13,352
Inventory for resale	4,882	—
Inventory, gross	36,693	53,818
Inventory reserves	(17,599)	(32,422)
Total inventory, net	$19,094	$21,396

Inventory Reserves

The Company establishes an inventory reserve for obsolete, slow moving, and defective inventory. The Company calculates inventory reserves for obsolete, slow moving, or defective items as the difference between the cost of inventory and its estimated net realizable value. The reserves are based upon management’s expected method of disposition.

Changes in the Company’s inventory reserve are as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Inventory reserves – beginning of period	$32,422	$942
(Decrease) increase in inventory reserves	(14,823)	31,480
Inventory reserves – end of period	$17,599	$32,422

Note 7 — Goodwill and Intangible Assets, Net

Intangible assets are initially recorded at fair value and tested periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment. The Company performs its goodwill impairment testing annually during the fourth quarter, or sooner if indicators or circumstances were to occur that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in goodwill consisted of the following:

(In thousands)	2022
Goodwill - beginning of period	$50,090
Goodwill acquired during period	4,368
Goodwill purchase accounting adjustment	289
Goodwill impairment loss	(54,747)
Goodwill - end of period	$—

Intangible assets, net as of December 31, 2022 were as follows:

	Intangible Assets, Gross			Accumulated Amortization and Impairment			Intangible Assets, Net
(In thousands)	January 1, 2022	Additions and Retirements, net	December 31, 2022	January 1, 2022	Expense and Retirements, net	December 31, 2022	January 1, 2022	December 31, 2022
Trade names	$2,418	$317	$2,735	$(227)	$(2,508)	$(2,735)	$2,191	$—
Customer relationships	6,176	713	6,889	(302)	(6,587)	(6,889)	5,874	—
Acquired developed technology	4,911	1,432	6,343	(191)	(6,152)	(6,343)	4,720	—
Non-compete	1,202	—	1,202	(60)	(1,142)	(1,202)	1,142	—
Capitalized website costs	245	—	245	(100)	(145)	(245)	145	—
Total	$14,952	$2,462	$17,414	$(880)	$(16,534)	$(17,414)	$14,072	$—

Amortization expense recorded in general and administrative expense in the consolidated statements of operations was zero and $1.4 million for the years ended December 31, 2023, and 2022, respectively.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Business Combinations

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

The Merger Agreement includes customary post-closing adjustments, representations and warranties, and covenants of the parties. The Owners may become entitled to additional consideration with a value of up to $3.5 million based on the eligible net revenues achieved by the Lab Society business during the fiscal years ending December 31, 2022 and December 31, 2023, of which 50% will be payable in cash and the remaining 50% will be payable by issuing shares of Common Stock. Additional information regarding the Company’s contingent consideration arrangements may be found in Note 4 - Fair Value Measures, included elsewhere in the notes to the consolidated financial statements.

Transaction and related costs, consisting primarily of professional fees, related to the acquisition, totaled approximately $0 and $66 thousand for the years ended December 31, 2023, and 2022, respectively. All transaction and related costs were expensed as incurred and are included in general and administrative expense.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended June 30, 2022, the Company identified an impairment-triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there was an impairment to the carrying value of its property and equipment and accordingly performed interim testing as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets were impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 7 - Intangible Assets, Net and Goodwill included elsewhere in the notes to the consolidated financial statements.

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

The Company withheld 588 shares issuable to certain members (the “Holdback Buyer Shares”) for the purpose of securing any post-closing adjustment owed to the Company and any claim for indemnification or payment of damages to which the Company may be entitled under the Purchase Agreement. These shares were not released as of December 31, 2023.

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction and related costs, consisting primarily of professional fees, related to the acquisition, totaled approximately $0 and $63 thousand for the years ended December 31, 2023, and 2022, respectively. All transaction and related costs were expensed as incurred and are included in general and administrative expense.

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

Identified intangible assets consist of trade names, technology, non-compete agreements, and customer relationships. The fair value of intangible assets and the determination of their respective useful lives were made in accordance with ASC 805 and are outlined in the table below:

(In thousands)		Useful Life
Identified intangible assets
Trade names	$1,260	6 to 7 years
Acquired developed technology	3,818	5 years
Non-compete agreements	1,202	5 years
Customer relationships	3,609	7 to 8 years
Total identified intangible assets	$9,889

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended June 30, 2022, the Company identified an impairment-triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there was an impairment to the carrying value of its property and equipment and accordingly performed interim testing as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets were impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 7 - Intangible Assets, Net and Goodwill, included elsewhere in the notes to the consolidated financial statements.

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

The Pure Purchase Agreement includes customary post-closing adjustments, representations and warranties, and covenants of the parties. The Members may become entitled to additional consideration with a value of up to $3.0 million based on the eligible net revenues achieved by the PurePressure business during the fiscal years ending December 31, 2022 and December 31, 2023, of which 40% will be payable in cash and the remaining 60% will be payable by issuing shares of Common Stock (collectively, the “Earn-out Consideration”). Additional information regarding the Company’s contingent consideration arrangements may be found in Note 4 - Fair Value Measures, included elsewhere in the notes to the consolidated financial statements.

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

Transaction and related costs, consisting primarily of professional fees, related to the acquisition, totaled approximately $0 and $563 thousand for the years ended December 31, 2023, and 2022, respectively. All transaction and related costs were expensed as incurred and are included in general and administrative expense.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has prepared purchase price allocations for the business combination. The following table sets forth the components and the allocation of the purchase price for the business combination:

(In thousands)
Purchase price consideration
Closing proceeds	$3,613
Indebtedness paid	320
Transaction expenses	115
Closing buyer shares	2,211
Holdback buyer shares	654
Earn-out consideration	707
Working capital adjustment	330
Fair value of total consideration transferred	7,950
Total purchase price, net of cash acquired	$7,647

Fair value allocation of purchase price
Cash and cash equivalents	303
Accounts receivable, net	48
Inventory	1,537
Property and equipment, net	219
Right-of-use assets, net	191
Prepaid expenses and other current receivables	61
Other non-current assets	16
Accounts payable and accrued expenses	(765)
Deferred revenue	(762)
Operating lease liabilities, current	(117)
Operating lease liabilities, non-current	(74)
Finance lease liabilities, current	(4)
Finance lease liabilities, non-current	(10)
Notes payable, current	(260)
Notes payable, non-current	(12)
Acquired intangible assets	3,037
Goodwill	4,542
Total purchase price	$7,950

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

During the quarter ended June 30, 2022, the Company identified an impairment-triggering event associated with both a sustained decline in the Company’s stock price and associated market capitalization, as well as a second-quarter slowdown in the cannabis industry as a whole. Due to these factors, the Company deemed that there was an impairment to the carrying value of its property and equipment and accordingly performed interim testing as of June 30, 2022. Based on its interim testing, the Company noted that the entire carrying value of its goodwill and intangible assets were impaired. Additional information regarding the Company’s interim testing on goodwill and intangible assets may be found in Note 7 - Intangible Assets, Net and Goodwill, included elsewhere in the notes to the consolidated financial statements.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Debt

The Company’s debt consisted of:

	Year Ended December 31,
(In thousands)	2023	2022
Note payable – Exchange Note and Convertible Note	$15,928	$31,975
PPP Loan	518	656
Navitas loan	7	23
Related party debt	4,444	—
Other notes payable (1)	360	—
Total debt	21,257	32,654
Unamortized debt premium (discount)	—	(3,415)
Total debt, net of debt discount	21,257	29,239
Less: current portion, net of current unamortized debt discount	(5,210)	(28,832)
Long-term debt, net of current	$16,047	$407

(1)	Other notes payable relates to a one-year insurance premium that was financed over nine-months and incurred interest expense of approximately $85 thousand.

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

This exchange was deemed to be an extinguishment under ASC 470, as the modified debt added a substantive conversion option that was not inherent in the August 2022 Note. As a result, the Company recognized a loss on the extinguishment of debt of approximately $4.6 million.

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Aggregate interest expense related to the Convertible Note and Exchange Note described above was $1,840,300 as of December 31, 2023.

Note Conversion

Pursuant to the Exchange Agreement the Company entered into with High Trail Special Situations LLC on March 8, 2023, the Lender elected, on April 26, 2023, to convert $1.6 million of the remaining outstanding principal amount on the Convertible Note for 153,617 shares of Common Stock of the Company.

On May 1, 2023, the Company entered into a letter agreement with the above referenced accredited Lender (the “Letter Agreement”), pursuant to which the Company and the Lender agreed to exchange or redeem $2.0 million of the remaining outstanding principal amount under the Exchange Note for a total of 445,196 shares of Common Stock of the Company, subject to a Beneficial Ownership Limitation of 4.99% of the Company’s Common Stock. Due to the Beneficial Ownership Limitation of 4.99%, a total of 69,568 shares of Common Stock of the Company were issued to the Lender, with the remaining 375,629 shares held in abeyance until the balance (or portion thereof) may be issued in compliance with such limitations. As a result, the Company recognized a loss on the redemption of approximately $12 thousand.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total aggregated Exchange Note and Convertible Note is classified as long-term as of December 31, 2023:

Convertible Note Forgiveness

On November 30, 2023, the New Lender (defined below) agreed to forgive $1.0 million of the principal amount outstanding on the Convertible Note (the “Principal Forgiveness”). The Principal Forgiveness was accounted for as a troubled debt restructuring under ASC 470, as 1) the Company was determined to be experiencing financial difficulties as defined by the ASC, and 2) the Principal Forgiveness was deemed a concession by the New Lender. Per ASC 470-60-35-5, a debtor in a troubled debt restructuring involving only modification of terms of a payable (i.e., not involving a transfer of assets or grant of an equity interest) shall account for the effects of the restructuring prospectively from the time of restructuring and shall not change the carrying amount of the payable at the time of the restructuring unless the carrying amount exceeds the total future cash payments specified by the new terms. As the future undiscounted cash flows were greater than or equal to the net carrying value of the original debt, the carrying amount of the debt at the time of the restructuring was not changed.

Related party debt

On July 12, 2023, the Board of Directors of the Company approved the issuance of an unsecured promissory note (the “Related Party Note”) in favor of GIC Acquisition, LLC (“GIC”), an entity that is owned and managed by the Company’s Chairman and Chief Executive Officer. Pursuant to the Related Party Note, GIC is obligated to lend up to $0.5 million to the Company, $0.3 million of which was delivered at issuance and the remaining $0.2 million delivered on July 31, 2023. The Related Party Note bears interest at a rate of 10% per annum, will mature in full on August 6, 2023, and may be prepaid without any fee or penalty. The Related Party Note ranks junior to all existing secured indebtedness of the Company. On October 27, 2023, the maturity date of the Related Party Note was subsequently amended to December 31, 2024 at which point principal and accrued interest will be repaid in full. Interest expense incurred on the Related Party Note amounted to approximately $25 thousand for the year ended December 31, 2023. As of December 31, 2023, the Company has borrowed approximately $645 thousand under the Related Party Note agreement.

On October 27, 2023, CP Acquisitions LLC (the “New Lender” or “CP”), an entity affiliated with and controlled by the Company’s Chief Executive Officer, purchased the Exchange Note and the Convertible Note from their holder (the “Note Purchase”). In connection with the Note Purchase, the New Lender has agreed to waive any events of default under the acquired notes through December 31, 2023. As part of the same transaction, the Company issued a junior secured promissory note (the “Junior Secured Note”) to the New Lender. Pursuant to the Junior Secured Note, the New Lender will lend up to $3.0 million to the Company. The Junior Secured Note bears interest at a rate of 10% per annum, will mature in full on December 31, 2023, and may be prepaid without any fee or penalty. On December 4, 2023, the New Lender and the Company amended and restated the Junior Secured Note agreement. Pursuant to the terms of the amendment, the maximum principal amount that may be loaned by CP to the Company was increased to $4.0 million and extended the maturity date thereon to December 31, 2024. As of December 31, 2023, the Company has borrowed $3.8 million and incurred interest expense of approximately $253 thousand.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Paycheck Protection Program Loan

Paycheck Protection Program Loans under the Coronavirus Aid, Relief, and Economic Security Act

In May 2020, the Company entered into a PPP Loan with Bank of America pursuant to the PPP under the CARES Act administered by the SBA.

The Company received total proceeds of approximately $0.8 million from the unsecured PPP Loan, which was originally scheduled to mature on May 7, 2022. The Company applied for forgiveness on the $0.8 million of PPP loan, but forgiveness was denied by the SBA due to failure to comply with the application deadline. On June 23, 2022, the Company received a letter from Bank of America agreeing to extend the maturity date to May 7, 2025 and the loan bears interest at a rate of 1.00% per year. The PPP loan is payable in 34 equal combined monthly principal and interest payments of approximately $24 thousand that commenced on August 7, 2022.

The breakdown of PPP Loan balances by current and non-current as of December 31, 2023 and December 31, 2022 were as follows:

(In thousands)	Balance Sheet Location	December 31, 2023	December 31, 2022
PPP Loan, current	Long-term debt, current	$399	$255
PPP Loan, non-current	Long-term debt	119	401
Total PPP Loan outstanding		$518	$656

As of December 31, 2023, future minimum payments on all debt positions were as follows:

(In thousands)	Years Ended December 31,
2024	$5,211
2025	16,046
Total future payments	$21,257

Accrued interest totaled approximately $321 and $240 thousand as of December 31, 2023 and December 31, 2022, respectively.

Note 10 - Leases

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

As the implicit interest rate in its leases was generally not known, the Company’s used its incremental borrowing rate as the discount rate for purposes of determining the present value of its lease liabilities. At December 31, 2023 and 2022, the Company’s weighted-average discount rate utilized for its leases was 7.51% and 7.29%, respectively.

When a contract contained lease and non-lease elements, both were accounted for as a single lease component.

The Company had several non-cancelable finance leases for machinery and equipment. As of December 31, 2023 the Company had no active finance leases.

The Company had several non-cancellable operating leases for corporate offices, warehouses, showrooms, research and development facilities and vehicles. The Company’s leases have remaining lease terms of one year to five years, some of which include options to extend. Some leases include payment for communal area maintenance associated with the property.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information on the Company’s operating and financing lease activity was as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Operating lease cost	$838	$1,119
Finance lease cost:
Amortization of right-of-use assets	113	194
Interest on lease liabilities	12	32
Total lease cost	$964	$1,345

	Year Ended December 31,
(In thousands)	2023	2022
Weighted-average remaining lease term – operating leases	3.09 years	3.59 years
Weighted-average remaining lease term – finance leases	0 years	2.30 years
Weighted-average discount rate – operating leases	7.51%	6.76%
Weighted-average discount rate – finance leases	—%	7.83%

(In thousands)	Balance Sheet Location	December 31, 2023	December 31, 2022
Assets
Right-of-use assets, net	Right-of-use, net	$1,803	$2,210
Finance lease assets	Property and equipment, net	—	261
Total lease assets		$1,803	$2,471

Liabilities
Operating lease liabilities, current	Operating lease liabilities, current	$599	$734
Operating lease liabilities, non-current	Operating lease liabilities, non-current	1,394	1,587
Total operating lease liabilities		$1,993	$2,321

Finance lease liabilities, current	Accrued expenses and other current liabilities	$—	$152
Finance lease liabilities, non-current	Other non-current liabilities	—	146
Total finance lease liabilities		$—	$298

Maturities of operating and finance lease liabilities as of December 31, 2023 are as follows:

Years ending December 31 (In thousands),	Operating lease
2024	$727
2025	748
2026	560
2027	202
Total minimum lease payments	2,237
Less imputed interest	(244)
Total lease liabilities	$1,993

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023 and 2022, the Company valued the December Warrants using the Black-Scholes option-pricing model and determined the fair value at $1.3 million and $5.9 million, respectively. The key inputs to the valuation model included the annualized volatility of 98.0% and the expected term of about 5 years.

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

Mack Warrants

In October 2023, the Company issued 750,000 warrants to Mack Molding Co. in conjunction with the Modification and Settlement Agreement (the “Mack Warrants”). The warrants have a three-year term and an exercise price of $4.00 per share, and are subject to adjustment for stock splits, reverse stock splits, stock dividends, and similar transactions. The warrants will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the warrants or if shareholder approval for the full exercise of the warrants are not received, in which case the Modified Warrant will also be exercisable on a cashless exercise basis at the Investor’s election.

The measurement of fair value of the Mack Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $2.79, exercise price of $4.00, term of three years, volatility of 138%, risk-free rate of 5.03%, and expected dividend rate of 0%). The grant date fair value of these Investor Warrants was estimated to be $1.6 million on October 18, 2023 and is reflected within additional paid-in capital as of December 31, 2023.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant Issuance

On October 27, 2023, as a condition precedent to the Note Purchase, the Company entered into a letter agreement (the “October Letter Agreement”) with the holder of the Exchange Note and the Convertible Note. Pursuant to the agreement, the Company agreed to exchange $3.0 million in principal, approximately $95,000 in unamortized debt premium, and approximately $1.1 million in accrued but unpaid interest outstanding under the Exchange Note for a warrant to purchase 2,809,669 shares of common stock (the “Exchange Warrant”). Additionally, the Company agreed to exchange the 375,629 shares of common stock held in abeyance for the Investor under the terms of the Letter Agreement for a warrant to purchase 375,629 shares of common stock (the “Abeyance Warrant”). The Company concluded that the Exchange Warrant and the Abeyance Warrant are both equity classified at issuance and recorded within additional paid-in capital in the accompanying consolidated balance sheet. The Company recognized the Exchange Warrant and Abeyance Warrant at fair value at issuance in the amounts of $3.9 million and $0.4 million, respectively. Resulting from the exchange within the October Letter Agreement, the Company recognized a gain on debt extinguishment of $320,125 included within the accompanying consolidated statement of operations for the year ended December 31, 2023.

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

Note 12 — Stock-Based Compensation and Employee Benefit Plans

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which replaced the 2020 Stock Option Plan (the “2020 Plan”). The 2022 Plan provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards and cash-based awards. The aggregate number of shares of Common Stock that may be reserved and available for grant and issuance under the 2022 Plan is 26,483 shares, which includes the 10,000 shares authorized under the 2022 Plan, plus the rollover of 16,483 issued and outstanding awards under the 2020 Plan. Shares will be deemed to have been issued under the 2022 Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the 2020 Plan or the 2022 Plan expires, is canceled, terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2022 Plan. The 2022 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors. As of December 31, 2023, there were 10,310 shares of Common Stock available to be granted under the Company’s 2022 Plan.

The Company’s stock compensation expense was $2.7 million and $4.3 million for the year ended December 31, 2023 and 2022, respectively.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Stock options granted under the Company’s 2022 Plan are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s Common Stock on the date of grant. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying Common Stock, expected option life, and expected volatility in the market value of the underlying Common Stock. No stock options were granted during the years ended December 31, 2023 and 2022.

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

The following table presents option activity under the Company’s stock option plans for the years ended December 31, 2023 and 2022:

(In thousands, except share and per share data)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	17,822	$1,436.00	$62.64
Exercised	(43)	458.42
Forfeited	(2,363)	1,018.82
Expired	(1,977)	1,394.70
Options outstanding at December 31, 2022	13,439	$1,518.05	$—
Forfeited	(217)	7.61
Expired	(2912)	52.85
Options outstanding at December 31, 2023	10,310	$1,595.92	$—

Options vested and exercisable as of December 31, 2023	9,962	$1,567.14
Options vested and expected to vest as of December 31, 2023	10,310	$1,595.92

As of December 31, 2023, total unrecognized compensation expense related to unvested options under the Company’s 2022 Plan was $0.4 million, which is expected to be recognized over a weighted average period of 0.2 years.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about options vested and exercisable at December 31, 2023:

	Options Vested and Exercisable
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$456.00	2,884	4.50	$456.00
$972.00	2,839	4.71	$972.00
$1,536.00	45	6.42	$1,536.00
$1,840.00	160	8.01	$1,840.00
$2,768.00	4,034	6.88	$2,768.00

The following table summarizes information about options expected to vest after December 31, 2023:

	Options Vested and Expected to Vest
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$456.00	2,884	4.50	$456.00
$972.00	2,856	4.71	$972.00
$1,536.00	50	6.42	$1,536.00
$1,840.00	250	8.01	$1,840.00
$2,768.00	4,270	6.88	$2,768.00

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

On November 28, 2023, the Company granted an aggregate of 1,774,409 restricted stock units pursuant to its 2022 Plan to its officers, directors and employees. The vesting of the RSUs is subject to future shareholder approval of an amendment to the Plan to increase the shares available for issuance thereunder by an amount that is sufficient for issuance of the underlying shares.

The following table presents restricted stock unit activity under the 2022 Plan for the year ended December 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	9,440	252.40
Vested	(1,249)	365.66
Forfeited	(500)	302.41
Unvested at December 31, 2022	7,691	$230.75
Vested	(2,413)	230.80
Forfeited	(3,142)	230.80
Unvested at December 31, 2023	2,136	$230.80

As of December 31, 2023, total unrecognized compensation expense related to unvested restricted stock units was $0.4 million, which is expected to be recognized over a weighted average period of 1.67 years.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022 Employee Stock Purchase Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Employee Stock Purchase Plan (“ESPP”). The Company has initially reserved 2,500 shares of Common Stock for issuance under the ESPP. On December 31, 2023, 2,500 shares were available for future issuance.

Under the ESPP, eligible employees are granted options to purchase shares of Common Stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about August 1 and February 1 and are exercisable on or about the succeeding January 31 and July 31, respectively, of each year. No participant may purchase more than $25,000 worth of Common Stock annually. No Common Stock was granted under the 2022 ESPP during the year ended December 31, 2023.

Employee Benefit Plan

The Company maintains an employee’s savings and retirement plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). All full-time U.S. employees become eligible to participate in the 401(k) Plan. The Company’s contribution to the 401(k) Plan is discretionary. During the year ended December 31, 2023 and 2022, the Company did not contribute to the 401(k) Plan.

Note 13 — Stock Warrants

The following tables present all warrant activity of the Company for the year ended December 31, 2023 and 2022:

	Number of Warrants	Weighted-Average Exercise Price
Warrants outstanding at December 31, 2021	1,360	$4.00
Issued	1,541,937	38.57
Exercised	(10,296)	47.97
Canceled	(3,000)	246.00
Warrants outstanding at December 31, 2022	1,530,001	$38.07
Issued	3,935,298	0.01
Exercised	(84,962)	0.00
Forfeited	(38)	0.00
Warrants outstanding at December 31, 2023	5,380,299	$10.83

The Company received proceeds from the exercise of cashless warrants of $0 and $2 thousand for the for the years ended December 31, 2023, and 2022, respectively.

Note 14 — Income Taxes

For financial reporting purposes, the net pre-tax book income and/or loss for the U.S. and foreign entities, in the aggregate, was:

(In thousands)	December 31, 2023	December 31, 2022
United States	(18,690)	(188,613)
Foreign	—
Total	(18,690)	(188,613)

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense consisted of the following for the years ended December 31, 2023 and December 31, 2022:

(In thousands)	December 31, 2023	December 31, 2022
Current:
Federal	$—	$—
State	2	—
Foreign	—	—
Subtotal	2	—

Deferred:
Federal	—	(10)
State	—	(13)
Foreign	—	—
Subtotal	—	(23)

Total	$2	$(23)

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate for the years ended December 31, 2023 and December 31, 2022 is as follows:

(In thousands)	December 31, 2023	December 31, 2022
Current tax at U.S. statutory rate	$(3,925)	$(39,609)
Nondeductible/nontaxable items	(336)	7,423
State taxes	(458)	(5,951)
Rate change	1,613	47
Foreign operations	—	—
True-up and other	2,621	(814)
Valuation allowance	487	38,881

Income tax expense	$2	$(23)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following items comprise the Company’s net deferred tax assets and liabilities as of December 31, 2023 and December 31, 2022:

(In thousands)	December 31, 2023	December 31, 2022
Deferred tax assets :
Net operating loss carryforward	$35,491	$24,295
Accruals, reserves, and other	11,559	20,082
Stock-based compensation	706	1,578
Research and development tax credit carryforward	—	1,260
Lease liability	464	577
Fixed assets	246	68
Intangible assets	3,104	3,534
Capitalized sec. 174 R&E	2,068	1,937
Credits	—	—
Total Deferred Tax Asset	53,638	53,331

Valuation allowance	(53,219)	(52,730)
Deferred income tax assets, net of VA	419	601

Deferred tax liabilities:
Prepaid Expenses	—	(52)
Depreciation	—
Right-of-Use Asset	(419)	(549)
Amortization
Total Deferred Tax Liability	(419)	(601)

Net Deferred Tax Asset/(Liability)	$—	$—

The Company continually evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectation of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

As of December 31, 2023, based on the Company’s history of earnings and its assessment of future earnings, management believes that it is more likely than not that future taxable income will not be sufficient to realize the deferred tax assets. Therefore full valuation allowance has been applied to deferred tax assets.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (R&E) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities that are considered under IRC Section 41 (relating to the research tax credit).

For the year ended December 31, 2023, the Company performed an analysis based on available guidance and determined that it will not impact (increase) taxable income. The Company will continue to monitor this issue for future developments and its impact on taxable income.

As of the year ended December 31, 2023, the Company has federal and state net operating loss carryforwards of approximately $144.2 million and $87.7 million respectively. Federal net operating loss carryforwards in the amount of $0.7 million begin expiring in 2036 and approximately $143.5 million have an indefinite life. Federal NOL carryforwards generated after tax year 2021 are subject to an 80% limitation on taxable income, do not expire and will carryforward indefinitely. State net operating loss carryforwards in the amount of $82.3 million begin expiring in 2039 and approximately $5.4 million have an indefinite life.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The utilization of the Company’s net operating losses may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code and other similar limitations in various state jurisdictions. Such limitations may result in a reduction of the amount of net operating loss carryforwards in future years and possibly the expiration of certain net operating loss carryforwards before their utilization.

(In thousands)	December 31, 2023
Jurisdiction	NOL Available
Federal	675
Federal - Indefinite	143,552
Subtotal - Federal	144,227

State	85,245
State - Indefinite	8,038
Subtotal - Federal	93,283

Foreign	—
Foreign - Indefinite	—
Subtotal - Foreign	—

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2018 to the present in the U.S. and from 2016 to present in the Company’s foreign operations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.

The Company is also subject to certain non-income taxes such as value added taxes, sales taxes, and property taxes. The Company has taken certain positions that management feels, although not free from doubt, should not result in a successful challenge by certain tax authorities.

As required by the uncertain tax position guidance in ASC No. 740, Income Tax the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance in ASC No. 740, Accounting for Income to all tax positions for which the statute of limitations remained open. Any estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions. Any interest and penalties related to uncertain tax positions would be included as part of the income tax provision.

The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted and signed into law. Regarded as the reduced version of the proposed Build Back Better Act, the IRS contains two main corporate income tax provisions, including a 15% minimum tax on the average annual adjusted financial statement income of corporations with profits over $1 billion over a three-year period, as well as a 1% excise tax on the corporate stock buybacks by domestic publicly traded corporations. The Company is currently evaluating the impact of the IRA on its financial statements for tax year 2023 but does not expect a material impact to the Company’s tax position.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The components of basic and diluted net loss per share were as follows:

	Year Ended December 31,
(In thousands, except share and per share data)	2023	2022
Numerator:
Net loss available for common shareholders	$(18,649)	$(188,173)
Denominator:
Weighted-average common shares outstanding – basic and diluted	1,490,871	208,573
Net loss per share attributable to Common Stockholders – basic and diluted	$(12.51)	$(902.19)

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

	Year Ended December 31,
	2023	2022
Shares subject to outstanding stock options	9,962	13,439
Shares subject to unvested restricted stock units	2,136	7,691
Shares subject to outstanding warrants	5,380,299	1,530,001
	5,392,397	1,551,131

Note 16 — Commitments and Contingencies

Legal Matters

From time to time, we may become involved in material legal proceedings or be subject to claims arising in the ordinary course of our business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Mack Molding Co.

In December 2020, the Company entered into a five-year supply agreement with Mack Molding Co. (“Mack”) pursuant to which Mack will become a key supplier of VFUs. In February 2021, the Company placed a purchase order with Mack amounting to approximately $5.2 million towards the initial production of VFUs during 2021. Since February 2021, the Company increased the purchase order with Mack to approximately $26.5 million towards production of VFUs during 2021 and 2022. The Company believed the supply agreement with Mack would provide the Company with increased scaling capabilities and the ability to meet the potential future demand of its customers more efficiently. The supply agreement contemplates that, following an introductory period, the Company will negotiate a minimum percentage of the VFU requirements that the Company will purchase from Mack each year based on the agreed-upon pricing formula. The introductory period is not time-based but rather refers to the production of an initial number of units after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. The Company believed this approach would result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack. On October 11, 2022, the Company received a $9.4 million invoice from Mack for inventory purchased on the Company’s behalf to build VFUs. As part of the terms of the contract manufacturing agreement, Mack had the contractual right to bill the Company for any inventory that had aged greater than nine months. Due to the slowdown in the demand for the VFUs and the lack of a demand forecast that the Company could provide to the vendor, Mack exercised the right to invoice the Company for the slow-moving inventory. As of December 31, 2022, the Company owed Mack $8.4 million for purchased inventory on behalf of the Company to produce VFUs, which is included in accounts payable in the consolidated balance sheet. On March 2, 2023, Mack filed an arbitration action seeking the amounts owed to Mack for purchased inventory. On October 27, 2023, and effective as of October 18, 2023, Mack and the Company entered into a Modification and Settlement Agreement (the “Modification Agreement”)with respect to the dispute.

The Modification Agreement requires the Company to make payments of $500,000 and $250,000 to Mack on or before November 1, 2023 and February 15, 2024, respectively. The Company has made the first of these two payments in the amount of $500,000. Following the November 1, 2023 payment, the Company is entitled to take possession of certain VFUs that were assembled under the Supply Agreement. The Modification Agreement also requires the Company to purchase from Mack a minimum of 25 VFUs per quarter for each quarter during 2024 and a minimum of 50 VFUs per quarter for the six quarters beginning with the first quarter of 2025. The Company is required to pay a storage fee of $25,000 per month for VFUs subject to the Modification Agreement.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Sinclair Scientific Litigation

On June 15, 2023, the Company and its wholly-owned subsidiary Precision Extraction Newco, LLC (“Precision”), filed an Amended Verified Complaint in the Court of Chancery of the State of Delaware against Sinclair Scientific, LLC (“Sinclair”) and certain individual defendants (the “Delaware Action”). The claims filed in the Delaware Action concern various breaches of the Plan of Merger and Equity Purchase Agreement dated September 29, 2021, by and between the Company, Sinclair, Mass2Media, LLC, and certain of their members (the “Merger Agreement”). In response to the Delaware Action, certain of the defendants filed counterclaims for breach of contract and declaratory judgment against the Company and Precision alleging breach of the Merger Agreement. Pursuant to a Settlement and Release Agreement, dated December 14, 2023, the Company and Sinclair dismissed all legal claims and entered into a settlement for an undisclosed amount.

Other Litigation

In September 2023, the Company settled a legal dispute with a specific customer which resulted in the recognition of a gain of approximately $0.9 million, of which $0.3 million was paid in October 2023, with the remaining approximate $0.6 million to be paid in equal monthly installments, beginning in January, 2024. This gain was recognized as part of other income, net per the consolidated statement of operations for the year ended December 31, 2023, with the approximate $0.9 million receivable balance recognized as part of prepaid expenses and other current assets, per the consolidated balance sheet, as of December 31, 2023. The settlement also resulted in the return of equipment to the Company in October 2023.

In addition to the above, the Company entered into several additional vendor settlement agreements during the year ended December 31, 2023, which resulted in an aggregate gain being recognized for the year ended December 31, 2023, and a corresponding reduction in accounts payable owing by the Company, as of December 31, 2023, of approximately $1 million.

Commitments

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

Refer to Note 9 – Debt, included elsewhere in the notes to the consolidated financial statements for details of the Company’s future minimum debt payments. Refer to Note 10 – Leases, included elsewhere in the notes to the consolidated financial statements for details of the Company’s future minimum lease payments under operating and financing lease liabilities. Refer to Note 14 – Income Taxes, included elsewhere in the notes to the consolidated financial statements for information regarding income tax contingencies.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Related Parties

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

The following table describes the net purchasing (sales) activity with entities identified as related parties to the Company:

	Year Ended December 31,
(In thousands)	2023	2022
Bluezone	$4	$5
4D Bios	—	3
Cannae Policy Group	—	25
Topline Performance Group	(1)	71
NEIA	(43)	(1,769)
Greenstone Holdings	(2)	394
Valiant Americas, LLC (1)	—	10,520

(1)	On October 27, 2022, the Company provided notice to Valiant-America, LLC of its intention to begin winding up of Agrify-Valiant.

The following table summarizes net related party (payable) receivable as of December 31, 2023 and December 31, 2022:

	Year Ended December 31,
(In thousands)	2023	2022
Bluezone	$(4)	$—
Valiant Americas, LLC (1)	1	(1)
Topline Performance Group	—	1

(1)	On October 27, 2022, the Company provided notice to Valiant-America, LLC of its intention to begin winding up of Agrify-Valiant.

On July 12, 2023, the Company issued an unsecured promissory note in favor of GIC Acquisition, LLC, an entity that is owned and managed by the Company’s Chairman and Chief Executive Officer. Refer to Note 9 - Debt for further disclosure related to this Related Party Note.

On October 27, 2023, CP Acquisitions LLC, an entity affiliated with and controlled by Company’s Chairman and Chief Executive Officer, purchased the Exchange Note and the Convertible Note. In addition, the Company issued to CP a Junior Secured Note. Refer to Note 9 - Debt for further disclosure related to this Related Party Note.

Note 18 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

Omnibus Equity Incentive Plan Amendment

On January 8, 2024, the shareholders of the Company approved an amendment to the Company’s 2022 Omnibus Equity Incentive Plan to increase the number of shares of Common Stock available for issuance thereunder by 250,000 shares and to revise the minimum vesting provision (the “Plan Amendment”).

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amendment and Restatement of Convertible and Junior Secured Promissory Note

On January 25, 2024, the Company and the New Lender consolidated the outstanding principal and interest due under the Junior Secured Note and the Exchange Note into the Convertible Note and amended and restated the Convertible Note consistent with the Note Restatement Proposal (the “Restated Note”), with an outstanding principal amount of approximately $18.9 million at the time of issuance of the Restated Note. The Restated Note reduced the conversion price to $1.46 per share of common stock, increased the beneficial ownership limitation to 49.99% with respect to any individual or group, provided that the New Lender may assign its right to receive shares upon conversion to Mr. Chang and/or Ms. Chan or their affiliates, in which case the 49.99% beneficial ownership limitation will apply to each of them individually, extended the maturity date to December 31, 2025, increased the interest rate from 9% to 10% per annum, increased the default interest from 15% to 18% per annum, and provided for the payment of interest every six months, or in lieu of cash interest payments, the Company may issue shares as payments-in-kind at a conversion price equal to the higher of $1.46 or a 20% discount to its trailing seven-day volume weighted average price as of the date of interest payment. Following the execution of the Restated Note, the New Lender immediately elected to convert approximately $3.9 million of outstanding principal into an aggregate of 2,671,633 shares of common stock, and assigned its rights to receive such shares to entities affiliated with Mr. Chang and Ms. Chan. Following the conversion, there was $15.0 million in principal amount outstanding under the Restated Note.

On January 25, 2024, GIC Acquisition, LLC (“GIC”) and the Company amended and restated the Junior Note to increase the principal amount thereunder to $1.0 million and to extend the maturity date until June 30, 2024 (as amended and restated, the “Restated Junior Note”).

Nasdaq Deficiency Notices

On January 30, 2024, the Company received formal notice that the Nasdaq Hearing Panel had granted the Company’s request for an exception through April 15, 2024 to evidence compliance with the Listing Rule. The compliance date of April 15, 2024 represents the full extent of the Panel’s discretion to grant continued listing while the Company is non-compliant with Nasdaq Listing Rules.

Accordingly, on March 5, 2024, the Company received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying the Company that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Stock Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). The Notice has no immediate effect on the listing of the Company’s common stock on Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive trading days during this 180-day compliance period, unless the Staff exercises its discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). The compliance period for the Company will expire on September 3, 2024.

There can be no assurance that the Company will be able to regain compliance with the Nasdaq listing rules or maintain its listing on the Nasdaq Capital Market. If the Company’s common stock is delisted, it could be more difficult to buy or sell the Company’s common stock or to obtain accurate quotations, and the price of the Company’s common stock could suffer a material decline. Delisting could also impair the Company’s ability to raise capital.

Restricted Stock Units

On November 28, 2023, the Company granted an aggregate of 1,774,409 restricted stock units pursuant to its 2022 Plan to its officers, directors and employees. Of the total shares granted, 860,486 restricted stock units were approved by the shareholder committee on January 8, 2024. The vesting of the remaining RSUs is subject to future shareholder approval of an amendment to the Plan to increase the shares available for issuance thereunder by an amount that is sufficient for issuance of the underlying shares.

Public Offering

On February 27, 2024, the Company entered into a placement agency agreement (the “Agency Agreement”) with Alexander Capital, LP as placement agent (the “Placement Agent”), pursuant to which the Company agreed to issue and sell an aggregate of 2,760,000 shares of its common stock, and, in lieu of common stock to certain investors that so chose, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 3,963,684 shares of its common stock (the “Offering”). The public offering price for each share of common stock was $0.38, and the offering price for each Pre-Funded Warrant is $0.379, which equals the public offering price per share of the common stock, less the $0.001 per share exercise price of each Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or such other percentage, up to 9.99%, as may be required by the investor) of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 9.99%, by providing at least 61 days’ prior notice to the Company.