Form 10-K/A
period 2023-12-31
Agrify Corp
filed 2024-04-29
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

There were a total of 14,229,386 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 19, 2024.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Marcum LLP	Melville, NY	688

EXPLANATORY NOTE

Agrify Corporation is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2024.  (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year. We currently expect that our definitive proxy statement for the 2024 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

●	Amend Part III, Items 10,11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items;

●	Delete the reference on the cover of the Original Form 10-K to include the information required by such Items; and

●	File new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. This Amendment No. 1 also amends Part IV to add the foregoing certifications.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items or disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

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

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Officers

As of the date of this Report, our directors and executive officers are as follows:

Name	Age	Position
Raymond Chang	54	Chairman and Chief Executive Officer
David Kessler	46	Chief Science Officer
Brian Towns	37	Executive Vice President and General Manager of Extraction Division
Max Holtzman	54	Director
I-Tseng Jenny Chan	51	Director
Leonard J. Sokolow	67	Director
Timothy Mahoney	67	Director
Krishnan Varier	44	Director

Raymond Chang. Mr. Chang has served as Chief Executive Officer and Chairman of the Board of Directors since June 2019 and served as the Company’s President from June 2019 to November 2021. From September 2015 through May 2019, Mr. Chang was a lecturer in the Practice of Management at the Yale School of Management and an Adjunct Professor at Babson College as well as a managing director at NXT Ventures. In 1997, Mr. Chang founded GigaMedia, the first broadband company in Asia. In 2000, this company went public on Nasdaq (Nasdaq: GIGM) and raised $280 million, one of the largest IPOs for an internet company prior to 2000. In 2007, Mr. Chang founded Luckypai, a leading TV shopping company in China and raised venture financing from Lightspeed Venture Partners, DT Capital, Intel, Lehman Brothers, and Goldman Sachs. Luckypai was sold to Lotte Group, which is one of the largest Asian conglomerates based in Korea, for $160 million in 2010. From 2012 to 2013, Mr. Chang served as the chief executive officer of New Focus Auto, the largest automobile aftersales service company listed on the Hong Kong Stock Exchange (HKSE: 0360.HK). In 2014, Mr. Chang completed the sale of New Focus Auto to CDH Investments, which is one of the largest private equity firms based in Asia and raised over $150 million for the company. In 2000, Mr. Chang was selected by Fortune as one of the twenty-five “Next Generation Global Leaders Under 40” and by Business Week Asia as one of Asia’s 20 most influential new economy leaders in the 21 century. He was also featured in 2005 as a panel speaker at the World Economic Forum in Zurich, Switzerland. Mr. Chang was the former treasurer/elected board member of Shanghai American School and a member of the Young Presidents Organization — Shanghai Chapter. Mr. Chang received his BA from New York University, MBA from Yale School of Management, and MPA from Harvard JFK School of Government. Mr. Chang has served as a Director of our Company since June 2019.

David Kessler. Mr. Kessler has served as our Chief Science Officer since July 2022. Since 2013, he has served as owner and operator of Willowbrook Orchids LLC, a national award-winning boutique orchid nursery. From 2006 through 2016, Mr. Kessler served as a Horticulturist at Atlantic Hydroponics, where he oversaw project management. Mr. Kessler has over twenty years of cannabis cultivation experience including ten years of CEA (closed environmental agriculture) indoor farm design. Mr. Kessler’s focus on the application of technology to optimize process & workflow while reducing operational costs are a common theme throughout his prolific industry publications having written for such companies as Sunlight Supply, Maximum Yield Magazine, Botanicare, and Hawthorne Gardening Company. Mr. Kessler also regularly lectures at many cannabis industry events and appears regularly on industry podcasts. Mr. Kessler’s decades of experience with horticultural lighting have allowed him the opportunity to be a product tester for companies such as Sharp Electronics and the Horticultural Lighting Group. He has worked with independent 3 party laboratories to provide unbiased testing data comparing product performance from a multitude of horticultural lighting manufacturers. Mr. Kessler received a Bachelor of Arts degree and undertook post graduate studies in biology at SUNY-Oswego.

Brian Towns. Mr. Towns has served as the Executive Vice President and General Manager of the Extraction Division since May 2023, and previously served as Vice President of Operations from October 2021 through May 2023. Prior to that role, Mr. Towns served as Operations Manager of Precision Extraction from October 2016 through January 2019, at which time, Mr. Towns was appointed as the Director of Operations role at Precision Extraction in January 2019 until the acquisition by Agrify in October 2021. In these roles, with increasing responsibility, he oversaw multiple critical functions, including supply chain management, manufacturing, compliance, engineering, customer support, and field service teams. Mr. Town’s visionary approach and commitment to maintaining the highest standards ensured that Precision Extraction delivered top-notch products and services to its customers. The acquisition of Precision Extraction by Agrify in October of 2021 and the addition of industry leading equipment providers Pure Pressure, Lab Society, and Cascade Sciences put Mr. Towns in the position to lead the extraction businesses. At Agrify, Mr. Town’s expertise and innovative mindset continue to drive the extraction division’s success. With 7 years of experience in the cannabis extraction industry, Mr. Towns helps spearhead the development and implementation of cutting-edge extraction technologies, ensuring Agrify remains at the forefront of the market. Before joining Agrify, Mr. Towns honed his skills in executive protection, ensuring the safety and security of high-profile individuals from January 2012 through September 2014 as an account executive. Mr. Town’s early career led him to regional management in the wireless retail business from August 2014 to October 2016, where he demonstrated exceptional leadership and strategic acumen. Mr. Towns received his formal education in Michigan.

Max Holtzman. Mr. Holtzman has served as a member of our Board of Directors since July 14, 2022. Mr. Holtzman has served as Operations Director at Ocean 14 Capital, a private equity impact fund focused on the Blue Economy, since December 2021. Mr. Holtzman has also served as Investments Principal at Pontos Aqua, LLC, which provides strategic advisory services in the global seafood and aquaculture space, since June 2017. Mr. Holtzman is a founding officer of Stronger America through Seafood, which strives to increase the production of healthy, sustainable, and affordable seafood in the United States. Mr. Holtzman previously served as the Vice Chairman of Capitol Peak Asset Management, which focused on infrastructure projects and companies in Rural America. Prior to Capitol Peak, Mr. Holtzman was appointed by President Obama as the Senior Advisor to the United States Secretary of Agriculture. From 2009 to 2014, Mr. Holtzman advised the Secretary on the development of new public-private partnerships, aquaculture, trade, biotechnology, and international food security. He also served as Acting Deputy Under Secretary for Farm and Foreign Agriculture Services and as Acting Deputy Under Secretary of Marketing and Regulatory Programs. In these roles, Mr. Holtzman represented the United States in its negotiations with the Peoples Republic of China as a four-time Delegate on the Joint Committee on Commerce and Trade, and he was regularly involved with a multitude of international trade issues, trade missions, and trade negotiations. He also served as the United States Chairman of the North American Biotechnology Initiative, which includes the United States, Canada, and Mexico. Prior to this appointment, Mr. Holtzman, an attorney for over 25 years, provided strategic consulting to multi-national companies related to transportation infrastructure, project finance, public-private partnerships, health care, and government procurement. He also served as a City Attorney and Special Counsel to several municipalities. Mr. Holtzman has served as a Board Member of The Arcadia Center for Sustainable Food and Agriculture since September 2016, the Founding Chairman of Adopt-A-Classroom, and he has sat on the Global Advisory Council of Secure System since January 2018. Mr. Holtzman received his undergraduate degree in Agricultural Economics from the University of Florida’s Institute of Food and Agricultural Sciences and his law degree from the University of Miami.

I-Tseng Jenny Chan. Ms. Chan joined Agrify’s Board of Directors in January 2024. Ms. Chan is a luxury brand professional with more than twenty years’ expertise in selling and curating rare gems and antiques. From 2012 to 2018, Ms. Chan served as founder of Studio Rouge in Taipei, Taiwan, where she was responsible for jewelry procurement and merchandise development. Prior to that, Ms. Chan served in various roles at De Beers, Dior Joallerie, JP Collections, Nortel Networks and Thomasville Jewelry Company. Ms. Chan received a Bachelor of Engineering from McGill University and a Master of Science at the University of Illinois.

Leonard J. Sokolow. Mr. Sokolow has served as a member of Agrify’s Board of Directors since December 2021. Since September 2023, Mr. Sokolow has served as co-Chief Executive Officer of SKYX Platforms Corp. (Nasdaq: SKYX). He had served as in independent director and board committee member of SKYX Platforms since 2015 and continues to serve as a board member of that company. From 2015 to August 2023, Mr. Sokolow served as Chief Executive Officer and President of Newbridge Financial, Inc., a financial services holding company. From 2015 to July 2022 Mr. Sokolow served as Chairman of Newbridge Securities Corporation, Newbridge Financial, Inc.’s full service broker-dealer. From August 2022 to August 2023 Mr. Sokolow served as CEO of Newbridge Securities Corporation and Newbridge Financial Services Group, Inc., Newbridge Financial, Inc.’s, full service registered investment adviser. From 2008 through 2012, he served as President and Vice Chairman of National Holdings Corporation, a publicly traded financial services company. From November 1999 until January 2008, Mr. Sokolow was Chief Executive Officer and President, and a member of the Board of Directors, of vFinance Inc., a publicly traded financial services company, which he cofounded. Mr. Sokolow was the Chairman of the Board of Directors and Chief Executive Officer of vFinance Inc. from January 2007 until July 2008, when it merged into National Holdings Corporation. From 1994 to 1998, Mr. Sokolow was founder, Chairman and Chief Executive Officer of the Americas Growth Fund Inc., a closed-end registered investment company. From 1988 until 1993, Mr. Sokolow was an Executive Vice President and the General Counsel of Applica Inc., a publicly traded appliance marketing and distribution company. From 1982 until 1988, Mr. Sokolow practiced corporate, securities and tax law and was one of the founding attorneys and a partner of an international boutique law firm. From 1980 until 1982, he worked as a Certified Public Accountant for Ernst & Young and KPMG Peat Marwick. Since June 2006, Mr. Sokolow has served on the Board of Directors of Consolidated Water Company Ltd. (Nasdaq: CWCO) and as Chairman of its Audit Committee; as well as a member of its Nominations and Corporate Governance Committee since 2011. Since December 2021, Mr. Sokolow has served as a member of the Board of Directors of Agrify Corporation (Nasdaq: AGFY), where he currently serves as a member of the Audit Committee and the Compensation Committee. Mr. Sokolow received his B.A. and J.D. degrees from the University of Florida and a Masters of Law in Taxation from New York University Law School and remains a Certified Public Accountant.

Timothy Mahoney. Mr. Mahoney is the owner of Caribou LLC, a strategic advisory firm he founded in 2009 that consults with CEOs and their boards on managing systemic risk and maximizing shareholder value through the identification and capture of strategic opportunities. In March 2013, Mr. Mahoney also founded Cannae Policy Group, a Washington D.C. based public policy company, where he serves as a Chief Political Strategist advising companies, associations, and governments on complex public policy issues. Mr. Mahoney served as a U.S. Representative for Florida’s 16 congressional district from January 2007 to January 2009. From 1998 to 2007, Mr. Mahoney was a Co-Founder of vFinance, Inc., which subsequently acquired National Holdings Corporation. National Holdings Corporation has grown to become one of America’s leading middle-market investment brokerage firms, managing more than $5 billion of client assets with over 50 offices worldwide. Mr. Mahoney has also been involved with companies in the cannabis industry in varying capacities as a private investor, advisor and consultant, including Atlas Biotechnologies, Inc., a licensed medical cannabis grower operating in Canada and the EU, and Volcanic Green Holdings, Inc., a holding company for a Colombian based outdoor cultivation cannabis grower and CBD extracts producer. Mr. Mahoney holds a BA degree in Computer Science and Business from West Virginia University and an MBA from George Washington University. Mr. Mahoney has served as a member of Agrify’s Board of Directors since December 2020.

Krishnan Varier. Mr. Varier joined Agrify’s Board of Directors in June 2020, after briefly serving as a board observer. He is a Managing Partner and the Chief Investment Officer of Arcadian Capital Management, a Los Angeles, California based venture capital private equity firm particularly focused on investing in ancillary businesses related to the cannabis and hemp industries. He has served in this role since joining Arcadian in 2018 to help lead its principal investing activities, bringing more than 15 years of financial services and Wall Street deal-making experience. From 2016 through 2018, Mr. Varier formed Varier Venture Consulting LLC to assist in the growth of early-stage startup companies, primarily by providing strategic advice regarding capital raising strategies. From 2014 through 2016, Mr. Varier was an investment banker with Cowen & Company, where he covered corporate clients in the healthcare biotechnology industry. From 2013 through 2014, he was a Senior Investment Analyst with Health Care REIT, which has since been re-branded as Welltower REIT, and is a leading provider of real estate capital to seniors housing operators, post-acute healthcare providers and health systems. From 2011 through 2013, Mr. Varier was an investment banker in BofA-Merrill Lynch’s Global Corporate & Investment Banking group covering healthcare corporate clients. He began his investment banking career in 2010 with Morgan Keegan, which is now part of Raymond James Financial Services, Inc. Mr. Varier has been involved in more than $6 billion in closed capital raising and merger and acquisition transactions as an investment banking professional. Mr. Varier earned a B.A. in Economics with a focus in Business Administration in 2001 from the University of Texas at Austin. In 2010, Mr. Varier received an MBA degree in Finance and Investment Management from the University of North Carolina at Chapel Hill, Kenan-Flagler Business School. Mr. Varier has served as a member of our Board of Directors since June 2020.

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

Ms. Chan, a director since January 2024, provides the Company with extensive experience in business development and retail sales. Ms. Chan’s experience as an entrepreneur led the Nominating and Corporate Governance Committee to conclude that her skills and background fit the needs of the Board of Directors and qualified her to be a director nominee.

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

Mr. Sokolow, a director since December 2021, is currently the co-Chief Executive Officer of SKYX Platforms, a Nasdaq-listed company. Mr. Sokolow has vast financing and public company executive management and board of director experience. He also qualifies as an “audit committee financial expert” as defined under SEC rules. Mr. Sokolow’s financial experience, combined with his operational and board of director experience led the Nominating and Corporate Governance Committee to conclude that his skills and background fit the needs of the Board of Directors and qualified him to continue to serve as a director of the Company.

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

Family relationships

There are no family relationships among any of our executive officers or directors.

Number of Meetings of the Board of Directors and Attendance in 2023

During fiscal 2023, our Board and various Board Committees held the following number of meetings: Board of Directors, 12 meetings; Audit Committee, 5 meetings; Compensation Committee, 3 meetings; and Nominating and Corporate Governance Committee, no meetings. No director attended fewer than 75% of the aggregate Board meetings and Board Committee meetings on which that director served, except for Mr. Hua, who attended 33% of Board meetings.

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

The Board currently has four standing committees consisting of: the Nominating and Corporate Governance Committee, the Compensation Committee, and the Audit Committee and the Mergers and Acquisitions Committee. No member of the Audit, Compensation or Nominating and Corporate Governance Committee is an employee of the Company or its subsidiaries, and all are currently independent as defined by the Nasdaq listing standards. In March 2022, the Company became aware of a consulting arrangement between an entity partially owned by Mr. Mahoney and the Company that resulted in Mr. Mahoney not being considered independent for purposes of Audit Committee membership. Mr. Mahoney did not provide any consulting services on behalf of the consulting group and did not receive any fees from the consulting group in connection with the agreement between the consulting group and the Company. The Company promptly terminated the consulting relationship, upon which Mr. Mahoney regained his independent status for Audit Committee purposes. Each of the Audit, Compensation and Nominating and Corporate Governance Committees has a written charter approved by the Board of Directors. The committee charters as well as the Company’s Code of Conduct and Ethics, which applies to all directors, officers and employees, are available under “Corporate Governance” in the Investor Relations section of our Company’s website at https://ir.agrify.com. Please note that the information contained on the Company website is not incorporated by reference in, or considered to be a part of, this proxy statement.

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

Audit Committee. The current members of the Audit Committee are directors Varier, who chairs the committee, Mahoney and Sokolow. The Board of Directors has determined that all members of the Audit Committee satisfy the financial literacy requirements of the Nasdaq listing standards and are independent as defined under the Nasdaq listing requirements and applicable Securities and Exchange Commission (“SEC”) rules. In addition, our Board of Directors has determined that each of Messrs. Varier and Sokolow qualifies as an “Audit Committee Financial Expert” as defined under SEC rules. The Audit Committee is primarily concerned with the accuracy and effectiveness of the audits of our Company’s financial statements by our independent registered public accountants. Its duties include, among other things:

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm the independence of its members from our management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;

●	coordinating the oversight by our board of directors of our code of business conduct and our disclosure controls and procedures;

●	establishing procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters; and

●	reviewing and approving related party transactions.

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

The Audit Committee considers whether the provisions of these services are compatible with maintaining the auditor’s independence, and it determined such services for 2023 and 2022 were compatible.

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

Stockholder Nomination Procedures

As of the date of this Report, there have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Delinquent Section 16(a) Reports

Under the U.S. securities laws, directors, executive officers and persons holding more than 10% of the Company’s Common Stock must report their initial ownership of the Common Stock and any changes in that ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this proxy statement those persons who did not file these reports when due. Based solely on our review of the copies of these forms received by us or written representations furnished to us, we believe that, for the reporting period covering our 2023 fiscal year, our executive officers and directors complied with all their reporting requirements under Section 16(a) for this fiscal year, except for a Form 3 filed by Mr. Towns on June 14, 2023 relating to Mr. Towns’ appointment effective as of June 1, 2023 due to a delay in obtaining EDGAR filing codes.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers noted below for services rendered in all capacities, during the fiscal years ended December 31, 2023 and 2022. As a smaller reporting company, we are only required to provide two years of compensation information for our named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Raymond Chang	2023	300,070	330,000	—	—	—	29,268	659,338
Chairman and Chief Executive Officer	2022	350,479	471,000	—	175,000	—	33,099	1,029,578
David Kessler	2023	220,521	310,000	—	—	—	28,588	559,109
Chief Science Officer	2022	220,233	177,550	—	50,000	—	32,164	479,947
Brian Towns	2023	211,726	310,000	—	—	—	29,268	550,994
Executive Vice President and General Manager of Extraction	2022	125,655	20,550	—	15,034	—	14,198	175,447
Timothy Oakes	2023	51,920	—	—	—	—	3,340	55,260
Former Chief Financial Officer	2022	264,454	247,625	—	78,022	—	19,626	609,727
Stuart Wilcox	2023	122,061	—	—	—	—	8,188	150,727
Former Chief Operating Officer	2022	142,539	316,000	—	—	—	8,188	466,727

(1)	Amounts are based on the aggregate grant date fair value of stock awards and stock option awards made to the Named Executive Officers in the applicable year. The reported amounts are calculated in accordance with the provisions of ASC Topic 718. See Note 13 of the notes to consolidated financial statements included in our Annual Report on Form 10-K filed on November 28, 2023, regarding assumptions underlying the valuation of our equity awards.

(2)	Represent amounts earned by each Named Executive Officer under our performance-based annual incentive plan.

(3)	Amounts represent payment of health plan premiums as per Company policy.

(4)	Mr. Oakes resigned as Chief Financial Officer effective February 28, 2023.

(5)	Mr. Wilcox resigned as Chief Operating Officer effective May 22, 2023.

Employment and Separation Agreements

The Compensation Committee believes that it is in our best interest as well as the interests of our stockholders to offer severance and change in control benefits to certain of our Named Executive Officers. We compete for talent in a highly competitive market in which companies routinely offer similar benefits to senior executives. The Compensation Committee believes that providing severance and change in control benefits to our Named Executive Officers reduces any reluctance of senior management to pursue potential change in control transactions that may be in the best interests of stockholders. In addition, the income security provided by competitive severance and change in control arrangements helps minimize distractions caused by uncertain personal financial circumstances during the negotiation of a potential change in control transaction, a period of time requiring focused and thoughtful leadership to ensure a successful outcome.

Employment Agreement for Mr. Chang: On January 4, 2021, we entered into a three-year employment agreement with Mr. Chang as the Company’s Chief Executive Officer, effective February 1, 2021 (the “Mr. Chang’s Employment Agreement”). The agreement, at the end of the initial three-year term, automatically renewed for a successive three-year period.

At signing, Mr. Chang’s Employment Agreement established a minimum annual base salary level of $300,000 and provided for a discretionary bonus of $300,000, with payment subject to Mr. Chang being employed by us at this time of payment.

In accordance with the terms of the agreement, if Mr. Chang’s employment is terminated by us without cause, or in connection with a change of control, or by Mr. Chang for good reason, Mr. Chang will be entitled to receive certain severance benefits, including severance pay equal to the greater of (a) 300% of his annual base salary and (b) $1,000,000. Mr. Chang will also be eligible to receive insurance benefits for a period of up to twelve months following his termination of employment. We can terminate Mr. Chang’s employment for cause only if we receive the unanimous agreement of our board of directors. In addition, if we terminate his employment without cause, or if Mr. Chang resigns for good reason, or upon the occurrence of a change of control, all of his issued but unvested options will immediately vest.

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

Employment Offer Letter for Mr. Kessler: On January 20, 2020, we provided a letter of employment offer to Mr. Kessler, as amended by the updated offer letter effective as of August 9, 2022.

Mr. Kessler’s offer letter establishes a minimum annual base salary level of $250,000 and provides for a discretionary performance-based bonus of $150,000. Mr. Kessler is an at will employee, and there are no severance benefits if his employment is terminated.

Employment Agreement for Mr. Towns: On October 22, 2021, we provided a letter of employment offer to Mr. Towns, as amended on March 1, 2023, and May 25, 2023.

Mr. Towns’ offer letter, as amended, establishes a minimum annual base salary level of $250,000. Mr. Towns is an at will employee, and there are no severance benefits if his employment is terminated.

Employment Agreement for Mr. Oakes: On November 10, 2021, we entered into a two-year employment agreement with Mr. Massie as our Chief Financial Officer, effective November 10, 2021. The agreement, at the end of the initial one-year term, if not terminated by either Mr. Oakes or the Company, would have automatically renewed for successive one-year periods.

Mr. Oakes’ Employment Agreement established a minimum annual base salary level of $250,000 and provided for a discretionary performance-based bonus of $200,000, payable in quarterly $50,000 installment, with payment subject to Mr. Oakes being employed by us at this time of payment. The Board could from time to time elect to pay additional bonuses based on performance that exceeds the mutually agreed upon goals. On August 8, 2022, based on a report from its independent compensation consultant and discussions with the consultant, the Compensation Committee approved an increase to Mr. Oakes’ base salary from $250,000 to $275,000 per year, and an increase in his maximum discretionary bonus opportunity from $200,000 to $250,000 per year.

In accordance with the terms of the agreement, if Mr. Oakes’ employment was terminated by us without cause, or in connection with a change of control, or by Mr. Oakes for good reason, Mr. Oakes would be entitled to receive certain severance benefits, including severance pay equal to 100% of his annual base salary plus his projected bonus for such fiscal year. Mr. Oakes would also be eligible to receive insurance benefits for a period of up to twelve months following his termination of employment. We could terminate Mr. Oakes’ employment for cause only if we received the unanimous agreement of our board of directors. In addition, if we terminated his employment without cause, or if Mr. Oakes resigned for good reason, or upon the occurrence of a change of control, all of his issued but unvested options would immediately vest.

In addition to the terms of our standard invention assignment, restrictive covenants, and confidentiality agreement, Mr. Oakes’ employment agreement contained confidentiality, non-solicitation and non-competition provisions, whereby Mr. Oakes was subject to non-solicitation restrictions for a period of at least one year and to non-competition restrictions for a period of at least six months following his employment period. Mr. Oakes resigned as Chief Financial Officer effective February 28, 2023.

Employment Agreement for Mr. Wilcox: On July 14, 2022, we entered into an employment agreement with Mr. Wilcox as our Chief Operating Officer. Pursuant to the terms of the agreement, Mr. Wilcox received an annual base salary of $300,000 and was eligible to participate in all employee benefit programs. Mr. Wilcox was also eligible to receive a discretionary performance-based bonus of up to $300,000 with respect to each fiscal year, based on the mutually agreed upon goals that will be set by our Chief Executive Officer and the compensation committee of the Board, and was issued 1,000 restricted stock units that would vest in three equal installments on the one-year, two-year and three-year anniversaries of grant. If Mr. Wilcox’s employment with us was terminated for any reason, he would be entitled to (i) his annual base salary through the termination date, (ii) any accrued unused paid time off, (iii) any vested benefit due and owing under any employee benefit plan and (iv) any unreimbursed business expenses. If Mr. Wilcox’s employment had been terminated by us without cause or by Mr. Wilcox for good reason (as such terms are defined in his employment agreement), he would have also been entitled to receive (i) 100% of his annual base salary and his projected bonus for such fiscal year, (ii) only in the instance of termination without cause or for good reason that occurs within 30 days prior to, or within six months following, a change in control, immediate vesting of all his issued but unvested options or restricted stock units and (iii) continued participation in our group health insurance benefits through August 31, 2025.

In connection with Mr. Wilcox’s resignation, on May 23, 2023, we entered into a separation agreement with Mr. Wilcox. The separation agreement provided that, among other things, (a) Mr. Wilcox would receive reimbursement for COBRA premiums for medical, dental and vision benefits for a period of six months, and (b) all of Mr. Wilcox’s restricted stock units will continue to vest in accordance with their original vesting terms, notwithstanding his resignation. The separation agreement also contained a general release in favor of the Company.

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

If the Named Executive Officers covered by employment agreements or severance agreements had their employment terminated as of December 31, 2023, the Named Executive Officers would have been eligible to receive payments, depending upon whether the termination was for good reason or based upon a change in control, as set forth in the following table.

Termination Payout Table

The following table sets forth information concerning termination payouts for Named Executive Officers serving as of December 31, 2023. These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which would only be known at the time that they become eligible for payment and would only be payable if the events set forth in the table below occur.

Potential Termination Payments
	Without Cause or for Good Reason				Change of Control
					Termination		Other	Total
Name	Salary and Bonus	Benefits	Option Award Acceleration	Total	Salary and Bonus	Benefits	Option Award Acceleration	Total
Raymond Chang	$1,050,000	$35,858	$1,549	$1,087,407	$1,050,000	$35,858	$1,549	$1,087,407

(1)	Represents circumstances involving termination without cause or for Good Reason outside of any Change in Control.

(2)	Represents circumstances involving termination without cause or for Good Reason in connection with a Change in Control.

(3)	Consists of health, dental, and life insurance coverage for a period of twelve months. The reported value is based upon the type of insurance coverage carried by each Named Executive Officer as of December 31, 2023 and is valued at the premiums in effect on December 31, 2023.

(4)	Certain unvested outstanding equity awards contain acceleration provisions, and assuming the applicability and operation of such provisions as of December 31, 2023, the Named Executive Officer could have realized the following values from acceleration (based on the closing price of $1.20 on December 29, 2023 over any applicable exercise price or par value payment obligation for such accelerated awards).

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards for Named Executive Officers as of December 31, 2023.

	Option Awards						Stock Awards
			Number of Securities Underlying Unexercised Options		Option	Option	Number of Shares of Stock	Market Value of Shares of Stock
Name	Grant Date	Vesting Period	Exercisable	Unexercisable	Exercise Price	Expiration Date	That Have Not Vested	That Have Not Vested
Raymond Chang	5/6/20		1,689	—	$456.00	5/6/30	—	$—
	7/20/20		71	—	456.00	7/20/30	—	—
	10/19/20		1,324	—	972.00	10/19/30	—	—
	2/17/21		3,069	181	2,768.00	2/17/31	—	—
	8/8/22		—	—	—	—	1,000	1,256
	11/28/23		—	—	—	—	217,120	272,659
David Kessler	5/6/20		168	—	456.00	5/6/30	—	—
	7/20/20		159	—	456.00	7/20/30	—	—
	10/19/20		241	—	972.00	10/19/30	—	—
	2/17/21		208	12	2,768.00	2/17/31	—	—
	8/8/22		—	—	—	—	333	418
	9/30/22		—	—	—	—	167	210
	11/28/23		—	—	—	—	203,961	256,134
Brian Towns	9/30/22		—	—	—	—	167	210
	11/28/23		—	—	—	—	203,961	256,134

(1)	Options granted replaced previous options awards issued on December 27, 2019, which were cancelled in May 2020. A portion of the May 6, 2020 option awards re-issued were partially vest at the time of re-issuance, with the remaining unvested portion of the stock options vesting between 24 and 48 months. 50% of the options vested upon the initial public offering.

(2)	25% of options granted will vest 12 months from the date of grant with the balance vesting in 36 equal monthly installments thereafter. 50% of the options vested upon the initial public offering.

(3)	Options granted will vest in 36 equal monthly installments from the date of grant.

(4)	33% of the restricted stock units vest on each of the 1-year, 2-year and 3-year anniversaries of grant.

(5)	All of the restricted stock units will vest on November 28, 2024, subject to shareholder approval.

(6)	Pursuant to the terms of his separation agreement, Mr. Wilcox’s restricted stock units will continue vesting in accordance with their original terms following the separation.

Pension Plan Benefits and Defined Contribution Plans

The Company does not have a pension plan or defined benefit plan that provides for payments or benefits to the Named Executive Officers at, following, or in connection with retirement.

DIRECTOR COMPENSATION

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

The table below provides compensation information for the year ended December 31, 2023 for each non-employee member of our Board of Directors. Guichao Hua served on the Board of Directors until our Annual Meeting of Stockholders held on January 8, 2024, at which point I-Tseng Jenny Chan was elected to the Board of Directors.

Director	Fees Earned or Paid In Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Guichao Hua	$14,853	$20,417	$—	$—	$—	$—	$35,000
Max Holtzman	8,000	65,000	—	—	—	—	75,000
Timothy Mahoney	23,452	58,838	—	—	—	—	82,380
Leonard J. Sokolow	19,792	52,708	—	—	—	—	72,500
Krishnan Varier	22,500	56,500	—	—	—	—	79,000

(1)	Represents the aggregate dollar amount of all fees earned or paid in cash for services as a director, including monthly retainer fees and committee membership, as described above. During the year ended December 31, 2023, directors elected to receive additional restricted stock units in lieu of a portion of their cash compensation.

(2)	The reported amounts are calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718, “Compensation — Stock Compensation (“ASC Topic 718”).

(3)	As of December 31, 2023, the aggregate number of unvested restricted stock units outstanding for each current non-employee director were as follows: 89 for each of Messrs. Hua, Mahoney, Varier, Sokolow and Holtzman. Value of stock awards reflects awards that were earned in 2023 but paid in January 2024.

(4)	As of December 31, 2023, the aggregate number of unexercised stock option awards outstanding for each current non-employee director were as follows: 456 for Mr. Hua, 456 for Mr. Mahoney, 455 for Mr. Varier; 250 for Mr. Sokolow and none for Mr. Holtzman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table provides information, as of April 19, 2024, about the beneficial ownership of our Company’s Common Stock by: (1) the persons known to us to be beneficial owners of more than 5% of our Company’s outstanding Common Stock; (2) our directors; (3) each named executive officer; and (4) our directors and executive officers as a group. To the best of our knowledge, each such person has sole voting and investment power over the shares shown in this table, except as otherwise indicated. As of April 19, 2024, there were 65 record holders and 14,229,386 outstanding shares of our Company’s Common Stock.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 19, 2024 through the exercise of any warrant, stock option or other right. The inclusion in this proxy statement of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Common stock subject to options or warrants currently exercisable, or exercisable within 60 days after April 19, 2024, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of Common Stock, except to the extent spouses share authority under community property laws.

	Beneficial Ownership
	Number of Shares	Percent of Total
Directors and Executive Officers
Raymond Chang	13,808,950	49.99%
David Kessler	1,038	*
Brian Towns	83	*
I-Tseng Jenny Chan	11,609,789		%
Max Holtzman	52,724	*	%
Timothy Mahoney	45,071	*	%
Krishnan Varier	41,994	*	%
Leonard J. Sokolow	36,738	*	%
All Directors and Executive Officers as a Group (7 persons)	15,322,414	51.28%

*	Less than 1%.

(1)	The percentages shown with respect to any identified individual or group are calculated by dividing: (i) the sum of (a) the number of shares of Common Stock actually owned as of April 19, 2024 plus (b) the number of shares of Common Stock that may be acquired through the exercise of stock options, warrants or any other rights, the conversion of convertible securities, or the vesting of Restricted Stock Units within 60 days thereof (“Currently Exercisable Awards”) by (ii) the sum of 14,229,386 shares of Common Stock outstanding as of April 19, 2024, plus the amount referenced in clause (i)(b) for such individual or group.

(2)	The address of each of the directors and executive officers listed above is c/o Agrify Corporation, 2468 Industrial Row Dr., Troy, MI 48084.

(3)	Includes (i) options to purchase 6,334 shares of Common Stock that are exercisable within 60 days of April 19, 2024, (ii) 575 shares of Common Stock owned by Mr. Chang, (iii) 1,717,051 shares of common stock held by RTC3 2020 Irrevocable Family Trust, of which Mr. Chang retains the authority to remove the independent trustee, (iv) 648 shares of common stock held by NXT3J Capital, LLC, an entity controlled by Mr. Chang, (v) 1,578,947 shares of common stock held by Chinwei Wang, Mr. Chang’s spouse, (vi) warrants to purchase 317 shares of common stock associated with our 2020 convertible promissory notes held by RTC3 2020 Irrevocable Family Trust, (vi) options to purchase 199 shares of common stock held by Mr. Chang’s son that are exercisable within 60 days of April 19, 2024, (vii) warrants to purchase 230,906 shares of Common Stock that are held by RTC3 2020 Irrevocable Family Trust, but only to the extent exercisable due to a 9.99% beneficial ownership limitation, and (viii) 10,273,973 shares of common stock that may be issued upon conversion of a secured convertible note held by CP Acquisitions, LLC (“CP”), over which Mr. Chang has shared voting and investment control, subject to a beneficial ownership limitation of 49.99% with respect to CP and/or Mr. Chang.

(4)	Includes (i) 1,335,816 shares of common stock owned in equal proportions by M. Zion Capital, LLC, M Olivet Capital, LLC and M Cannan Capital, LLC, over which Ms. Chan has voting and investment control, and (ii) 10,273,973 shares of common stock that may be issued upon conversion of a secured convertible note held by CP, over which Ms. Chan has shared voting and investment control, subject to a beneficial ownership limitation of 49.99% with respect to CP and/or Ms. Chan.

(5)	Includes the following shares subject to options that are exercisable within 60 days of April 19, 2024: Mr. Kessler, 788; Mr. Mahoney, 456; Mr. Varier, 455; and Mr. Sokolow, 188. Includes the following shares subject to Restricted Stock Units that vest within 60 days of April 19, 2024: Mr. Holtzman, 52,635; Mr. Mahoney, 44,526; Mr. Varier, 41,450; and Mr. Sokolow, 36,461.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2023 concerning the number of shares of common stock issuable under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders[1]	12,446	$1,361.64	9,379
Equity compensation plans not approved by security holders	—	—	—
Total	12,446	$1,361.64	9,379

[1]	Consists of our 2022 Omnibus Plan and our 2020 Omnibus Plan.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

Convertible Note Amendment, Restatement and Consolidation

On October 27, 2023, CP Acquisitions LLC (the “New Lender”), an entity affiliated with and controlled by Raymond Chang, our Chairman and Chief Executive Officer, and I-Tseng Jenny Chan, a member of our Board of Directors, purchased from an institutional investor (the “Former Lender”) the Senior Secured Note issued by us to the Former Lender on August 19, 2022 (the “Exchange Note”) and the Senior Secured Convertible Note issued by us to the Former Lender on March 10, 2023 (the “Convertible Note”). On January 25, 2024, following stockholder approval at an annual meeting of stockholders on January 8, 2024, we and the New Lender consolidated the outstanding principal and interest due under the Junior Secured Note and the Exchange Note into the Convertible Note and amended and restated the Convertible Note (as amended and restated, the “Restated Note”), with an outstanding principal amount of approximately $18.9 million at the time of issuance of the Restated Note. The Restated Note amended the terms of the Convertible Note by, among other things, (i) reducing the conversion price to $1.46 per share of common stock, (ii) increasing the beneficial ownership limitation to 49.99% with respect to any individual or group, provided that the New Lender may assign its right to receive shares upon conversion to Mr. Chang and/or Ms. Chan or their affiliates, in which case the 49.99% beneficial ownership limitation will apply to each of them individually, (iii) extending the maturity date to December 31, 2025, (iv) increasing the interest rate from 9% to 10% per annum, (v) increasing the default interest from 15% to 18% per annum, and (vi) providing for the payment of interest every six months, or in lieu of cash interest payments, we may issue shares as payments-in-kind at a conversion price equal to the higher of (i) $1.46 or (ii) a 20% discount to our trailing seven-day volume weighted average price as of the date of interest payment. Immediately following the execution of the Restated Note, the New Lender immediately elected to convert approximately $3.9 million of outstanding principal into an aggregate of 2,671,633 shares of common stock, and assigned its rights to receive such shares to entities affiliated with Mr. Chang and Ms. Chan. Following the conversion, there was $15.0 million in principal amount outstanding under the Restated Note.

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

Distribution Agreement with Enozo

Guichao Hua, a former member of our board of directors, and Raymond Chang, our Chairman of the Board and Chief Executive Officer, each have ownership interests and are board members of Enozo Technologies Inc. (“Enozo”).

On March 9, 2020, the Company entered into a distribution agreement with Enozo, for an initial term of five years with auto renewal for successive one-year periods unless earlier terminated. The agreement contains the following minimum purchases to retain exclusive distributor status for one of the Company’s products: for the period from the contract date until December 31, 2021 for $375,000, for the year ended December 31, 2022 for $750,000, and for the year ended December 31, 2023 for $1,100,000, which amount may increase by 3% for the later years. The Company had no purchases of Enozo product for the year ended December 31, 2022, compared to $40,000 for the year ended December 31, 2021.

Securities Purchase Agreement with RTC3 2020 Irrevocable Family Trust and Stuart Wilcox

On December 20, 2022, as part of our public offering of shares of Common Stock and warrants, the RTC3 2020 Irrevocable Family Trust purchased 115,385 shares of Common Stock and warrants to purchase 230,770 shares of Common Stock. The purchase price per share of Common Stock and warrant was $13.00. Raymond Chang, our Chairman of the Board and Chief Executive Officer, retains the authority to remove the independent trustee of the RTC3 2020 Irrevocable Family Trust, although Mr. Chang does not have a pecuniary interest in our securities held by that trust.

Public Offering Purchases by RTC3 2020 Irrevocable Family Trust

On January 28, 2022, as part of our private placement financing, we entered into a Securities Purchase Agreement with parties including the RTC3 2020 Irrevocable Family Trust and Stuart Wilcox. Pursuant to that agreement, we sold 181 shares of Common Stock and warrants to purchase 136 shares of Common Stock to each of the RTC3 2020 Irrevocable Family Trust and Mr. Wilcox. The purchase price per share of Common Stock and partial warrant was $1,496. Raymond Chang, our Chairman of the Board and Chief Executive Officer, retains the authority to remove the independent trustee of the RTC3 2020 Irrevocable Family Trust, although Mr. Chang does not have a pecuniary interest in our securities held by that trust.

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

Director and Officer Indemnification and Limitation of Liability

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

We are a Nevada corporation and generally governed by the Nevada Private Corporations Code, Title 78 of the Nevada Revised Statutes, or NRS. Section 78.138 of the NRS provides that, unless the corporation’s articles of incorporation provide otherwise, a director or officer will not be individually liable unless it is proven that (i) the director’s or officer’s acts or omissions constituted a breach of his or her fiduciary duties, and (ii) such breach involved intentional misconduct, fraud, or a knowing violation of the law. Our articles of incorporation provide the personal liability of our directors is eliminated to the fullest extent permitted under the NRS.

Section 78.7502 of the NRS permits a Nevada corporation to indemnify its directors and officers against expenses, judgments, fines, and amounts paid in settlement actually and reasonably incurred in connection with a threatened, pending, or completed action, suit, or proceeding, if the officer or director (i) is not liable pursuant to NRS 78.138, or (ii) acted in good faith and in a manner the officer or director reasonably believed to be in or not opposed to the best interests of the corporation and, if a criminal action or proceeding, had no reasonable cause to believe the conduct of the officer or director was unlawful.

Section 78.7502 of the NRS precludes indemnification by the corporation if the officer or director has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court determines that in view of all the circumstances, the person is fairly and reasonably entitled to indemnity for such expenses.

Discretionary indemnification pursuant to Section 78.7502 may be made as authorized upon determination that the indemnification is proper under the circumstances. Such determination may be made by (i) the stockholders; (ii) the board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit, or proceeding; or (iii) independent legal counsel if ordered by a majority of the quorum consisting of directors who were not parties to the action, suit, or proceeding or if a quorum of directors who were not parties to the action, suit, or proceeding cannot be obtained.

Section 78.751 of the NRS requires a Nevada corporation to indemnify its officers and directors to the extent such person is successful on the merits or otherwise in defense of any actual or threatened civil, criminal, administrative, or investigative action, suit, or proceeding or any claim, issue, or matter therein, including an action by or in the right of the corporation, if such person is or was serving as an officer or director of the corporation or, at the request of the corporation, as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise. Such indemnification shall be for expenses actually and reasonably incurred by the person, including attorney’s fees, in connection with defending any such action, suit, or proceeding.

Unless otherwise restricted by the articles of incorporation, bylaws, or an agreement made by the corporation, Section 78.751 of the NRS provides that a corporation may pay expenses as incurred and in advance of the final disposition of the action, suit, or proceeding, upon receipt of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the company. Section 78.751 of the NRS further permits the corporation to grant its directors and officers additional rights of indemnification under its articles of incorporation, bylaws, or other agreement, including the requirement of mandatory advance payment of expenses.

Section 78.752 of the NRS provides that a Nevada company may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee, or agent of the company, or is or was serving at the request of the company as a director, officer, employee, or agent of another company, partnership, joint venture, trust, or other enterprise, for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee, or agent, or arising out of his status as such, whether or not the company has the authority to indemnify him against such liability and expenses.

Our bylaws implement the indemnification provisions permitted by Chapter 78 of the NRS by providing that we shall indemnify our directors and officers to the fullest extent permitted by the NRS against expense, liability, and loss reasonably incurred or suffered by them in connection with their service as an officer or director. Our bylaws require the payment of costs and expenses incurred with respect to any proceeding to which a person is made a party as a result of being a director or officer in advance of final disposition of such proceeding upon receipt of an undertaking by or on behalf of the director or officer to repay such amount if it is ultimately determined that such person is not entitled to indemnification. We may purchase and maintain liability insurance, or make other arrangements for such obligations or otherwise, to the extent permitted by the NRS.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, executive officers, or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES :

The following table sets forth the aggregate fees billed by Marcum LLP (“Marcum”) for professional services rendered during the fiscal years ended December 31, 2023 and 2022:

Types of Fees	2023	2022
Audit Fees	$610,000	$418,695
Audit-Related Fees	34,265	31,003
Tax Fees	—	23,433
Total Fees	$644,265	$473,131

In the table above, “Audit Fees” are fees our Company paid to Marcum for professional services rendered connection with the audit of the Company’s consolidated financial statements, the review of financial statements included in our Quarterly Reports on Form 10-Q filed with the SEC, or for services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements, net of out of pocket expenses; “Audit-Related Fees” are fees billed by Marcum for assurance and related services that are reasonably related to the performance of the audit or review of our Company’s financial statements (accounting consultations on transaction related matters including work related to our registration statements); and “Tax Fees” are fees billed by Marcum either for corporate income tax return preparation and filing services and/or individual expatriate income tax services and advice.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to pre-approval procedures. 100% of the audit services, or audit-related services, were pre-approved by the Audit Committee. On an ongoing basis, management communicates specific projects and categories of services for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Committee approves the engagement of the independent registered public accountants. On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts.

The Audit Committee considers whether the provisions of these services are compatible with maintaining the auditor’s independence, and it determined such services for 2023 and 2022 were compatible.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3)	The Exhibit Index of this report appears below.

(b)	Exhibits:

Exhibit No.	Description
2.1±	Plan of Merger and Equity Purchase Agreement, dated as of September 29, 2021, among the Registrant, Sinclair Scientific, LLC, Mass2Media, LLC dba PX2 Holdings, LLC, and each of the equity holders of Sinclair Scientific, LLC named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2021
2.2	Amendment to Plan of Merger and Equity Purchase Agreement, dated as of October 1, 2021, between the Registrant and Sinclair Scientific, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2021
2.3±	Membership Interest Purchase Agreement, dated as of December 31, 2021, among the Registrant, PurePressure, LLC, Benjamin Britton as Member Representative, and each of the equity holders of PurePressure, LLC named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2022)
2.4±	Merger Agreement, dated as of February 1, 2022, among the Registrant, LS Holdings Corp., Lab Society NewCo, LLC, Michael S. Maibach Jr. as Owner Representative, and each of the Owners named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2022)
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed July 11, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
3.3	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed October 17, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2022).
3.4	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed March 1, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report filed with the Securities and Exchange Commission on March 3, 2023).
3.5	Certificate of Change to Articles of Incorporation of Agrify Corporation, filed June 30, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2023).
3.6	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed January 22, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024).
3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)
3.8	Third Amended and Restated Certificate of Designations of the Series A Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)
4.2	Form of Representative’s Warrant dated February 19, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 2021)
4.3	Form of Representative’s Warrant dated January 27, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)
4.4	Form of Warrant issued to Noteholders (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2021)
4.6	Form of Common Stock Purchase Warrant dated January 28, 2022 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022)
4.7	Form of Senior Secured Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
4.8	Form of Warrant Exchange Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
4.9	Form of Note Exchange Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2022)
4.11	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2022)
4.12	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2023)
4.13	Amendment to Senior Secured Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2023)
4.14	Exchange Warrant, dated October 27, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
4.15	Abeyance Warrant, dated October 27, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
4.16	Common Stock Purchase Warrant, dated October 27, 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
4.17	Amended and Restated Junior Secured Promissory Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
4.18	Junior Secured Promissory Note (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
4.19	Amendment to Junior Secured Promissory Note, dated December 4, 2023, between Agrify Corporation and CP Acquisitions, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023).
4.20	Senior Secured Amended, Restated and Consolidated Convertible Promissory Note dated January 25, 2024 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024).
4.21	Second Amended and Restated Junior Secured Promissory Note dated January 25, 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024).
4.22	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2024).
4.23	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2024).
10.1	Operating Agreement of Agrify-Valiant, LLC dated December 8, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.2	Distribution Agreement dated June 7, 2019 between the Registrant and Bluezone Products, Inc.± (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.3	Distribution Agreement dated March 9, 2020 between the Registrant and Enozo Technologies Inc.± (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.4	Purchase Agreement dated as of July 28, 2020 between the Registrant and 4D Bios Inc.± (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.5†	Employment Agreement dated as of January 4, 2021 between the Registrant and Raymond Chang (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2021)
10.6†	2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.7	Intellectual Property Assignment and Transfer Agreement by and among the Registrant, Agrify Brands, LLC and The Holden Company effective as of January 1, 2020 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.8	Supply Agreement by and among the Registrant and Mack Molding Co. dated December 7, 2020 ± (incorporated by reference to Exhibit 10.15 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
10.9	Amended and Restated Operating Agreement of Agrify Brands, LLC effective as of August 12, 2020 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)

10.1	Form of Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 2021)
10.11†	Employment Agreement, dated as of November 10, 2021, between the Registrant and Timothy Oakes † (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2021)
10.12±	Form of Securities Purchase Agreement, dated as of January 25, 2022, between the Registrant and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022
10.13±	Form of Securities Purchase Agreement, dated as of March 14, 2022, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2022)
10.14†	Agrify Corporation 2022 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 29, 2022)
10.15†	Agrify Corporation 2022 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 29, 2022)
10.16†	Separation Agreement of Thomas Massie, dated as of July 8, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
10.17†	Employment Agreement, dated as of July 14, 2022, between the Registrant and Stuart Wilcox (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
10.18±	Exchange Agreement, dated as of August 18, 2022, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
10.19±	Equity Distribution Agreement, dated as of October 18, 2022, between the Registrant and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2022).
10.20†	Employment Agreement, dated as of July 25, 2022, between the Registrant and Timothy Hayden (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2023)
10.21±	Exchange Agreement, dated as of March 8, 2023, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2023)
10.22	Company and Investor Acknowledgment, dated as of October 27, 2023, between the Registrant and CP acquisitions LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
10.23	Letter Agreement, dated as of October 27, 2023, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
10.24±	Modification Agreement, effective as of October 18, 2023, between the Registrant and Mack Molding Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
14.1	Code of Ethics of Agrify Corporation Applicable To Directors, Officers And Employees (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2024)
23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2024)
31.1

Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2024).

31.2*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**

Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2024).

97.1*	Agrify Corporation Clawback policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

±	Certain information has been omitted from this exhibit in reliance upon Item 601(a)(5) of Regulation S-K.

†	Indicates a management contract, compensatory plan, or arrangement.

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2024	AGRIFY CORPORATION

	By:	/s/ Raymond Chang
	Name:	Raymond Chang
	Title:	Chairman and Chief Executive Officer