Form 10-Q
period 2024-03-31
Agrify Corp
filed 2024-05-21
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

YES ☐ NO ☒

As of May 13, 2024, the registrant had 14,229,386 shares of common stock, $0.001 par value per share outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$95	$430
Marketable securities	4	4
Accounts receivable, net of allowance for credit losses of $2,512 and $1,887 at March 31, 2024 and December 31, 2023, respectively	211	1,149
Inventory, net of reserves of $17,184 and $17,599 at March 31, 2024 and December 31, 2023, respectively	18,862	19,094
Loan receivable, current	692	—
Prepaid expenses and other current assets	1,028	3,332
Total current assets	20,892	24,009
Loan receivable, net of allowance for credit losses of $18,885 and $19,215 at March 31, 2024 and December 31, 2023, respectively, net of current	10,891	11,583
Property and equipment, net	7,328	7,734
Operating lease right-of-use assets	1,651	1,803
Other non-current assets	99	141
Total assets	$40,861	$45,270
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$12,428	$20,766
Accrued expenses and other current liabilities	7,843	10,655
Operating lease liabilities, current	615	599
Notes payable, current	1,374	—
Long-term debt, current	696	766
Related party debt, current	1,000	4,444
Deferred revenue	3,784	4,019
Total current liabilities	27,740	41,249
Warrant liabilities	417	1,290
Operating lease liabilities, net of current	1,235	1,394
Notes payable, net of current	3,464	—
Related party debt, net of current	17,683	—
Long-term debt, net of current	47	16,047
Total liabilities	50,586	59,980

Commitments and contingencies (Note 14)

Stockholders’ deficit:
Common Stock, $0.001 par value per share, 35,000,000 and 10,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively, 13,275,702 and 1,702,243 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively (1)	13	2
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	255,867	250,855
Accumulated deficit	(265,835)	(265,797)
Total stockholders’ deficit attributable to Agrify	(9,955)	(14,940)
Non-controlling interests	230	230
Total liabilities and stockholders’ deficit	$40,861	$45,270

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

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2024	2023
Revenue (including $0 and $46 from related parties, respectively)	$2,598	$5,804
Cost of goods sold	1,869	4,816
Gross profit	729	988

General and administrative	2,952	6,931
Selling and marketing	462	1,590
Research and development	275	735
Change in contingent consideration	(2,180)	(684)
Total operating expenses	1,509	8,572
Loss from operations	(780)	(7,584)
Interest expense, net	(145)	(799)
Change in fair value of warrant liabilities	873	2,672
Loss on extinguishment of long-term debt, net	—	(4,620)
Other income, net	14	4
Total other income (expense), net	742	(2,743)
Net loss before income taxes	(38)	(10,327)
Income tax benefit (expense)	—	—
Net loss	(38)	(10,327)
Net loss attributable to Agrify Corporation	$(38)	$(10,327)
Net loss per share attributable to Common Stockholders – basic and diluted (1)	$—	$(9.63)
Weighted average common shares outstanding - basic and diluted (1)	8,894,229	1,072,292

(1)	Periods presented have been adjusted to reflect the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding reverse stock splits may be found in Note 1 – Overview, Basis of Presentation, and Significant Accounting Policies, included elsewhere in the notes to the consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock		Preferred A Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Deficit attributable to	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Agrify	Interests	Deficit
Balance at January 1, 2023	1,038,298	$1	—	$—	—	$—	$237,875	$(247,148)	$(9,272)	$231	$(9,041)
Stock-based compensation	—	—	—	—	—	—	859	—	859	—	859
Issuance of Common Stock through an “at the market” offering, net of fees	323,082	—	—	—	—	—	1,545	—	1,545	—	1,545
Issuance of Common Stock to Pure Pressure	366	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	17	—	—	—	—	—	—	—	—	—	—
Proceeds from Employee Stock Purchase Plan Shares	2,500	—	—	—	—	—	25	—	25	—	25
Net loss	—	—	—	—	—	—	—	(10,327)	(10,327)	—	(10,327)
Balance March 31, 2023	1,364,263	$1	—	$—	—	$—	$240,304	$(257,475)	$(17,170)	$231	$(16,939)

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock		Preferred A Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Deficit attributable to	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Agrify	Interests	Deficit
Balance at January 1, 2024	1,701,243	$2	—	$—	—	$—	$250,855	$(265,797)	$(14,940)	$230	$(14,710)
Stock-based compensation	—	—	—	—	—	—	490	—	490	—	490
Issuance of Common Stock and prefunded warrants through public offering	2,760,000	3	—	—	—	—	2,120	—	2,123	—	2,123
Issuance of held-back shares from Sinclair acquisition	588	—	—	—	—	—	—	—	—	—	—
Cashless exercise of High Trail Warrants	3,132,217	3	—	—	—	—	(3)	—	—	—	—
Exercise of Prefunded Warrants issued through public offering	3,010,000	3	—	—	—	—	—	—	3	—	3
Conversion of Convertible Note	2,671,633	2	—	—	—	—	1,729	—	1,731	—	1,731
Contribution from troubled debt restructuring with related party	—	—	—	—	—	—	676	—	676	—	676
Stock split share adjustment	21	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(38)	(38)	—	(38)
Balance March 31, 2024	13,275,702	$13	—	$—	—	$—	$255,867	$(265,835)	$(9,955)	$230	$(9,725)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss attributable to Agrify Corporation	$(38)	$(10,327)
Adjustments to reconcile net loss attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	406	445
Amortization of debt (premium) discount	—	147
Amortization of issuance costs	—	24
Amortization of right of use assets	152	(133)
Stock based compensation expense	490	859
Change in fair value of warrant liabilities	(873)	(2,672)
Loss on extinguishment of long-term debt, net	—	4,620
Provision for credit losses	642	—
Recovery of provision for credit losses	(330)	—
Recovery of provision for slow-moving inventory	(415)	—
Loss on disposal of property and equipment	2	—
Gain on supply agreement	(1,142)	—
Gain on revaluation of contingent liability	(564)	—
Change in accrued acquisition liabilities due to issuance of held-back shares	(2,180)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	296	(127)
Inventory	1,211	1,401
Prepaid expenses and other current assets	2,321	(31)
Other non-current assets	42	173
Accounts payable	(2,361)	585
Accrued expenses and other current liabilities	(268)	(3,744)
Operating lease liabilities	(143)	184
Deferred revenue	(235)	(873)
Net cash and cash equivalents used in operating activities	(2,987)	(9,469)

Cash flows from investing activities:
Purchases of property and equipment	(2)	(59)
Proceeds from sale of marketable securities	—	10,446
Proceeds from repayment of loan receivable	330	—
Issuance of loans receivable	—	(592)
Net cash and cash equivalents provided by investing activities	328	9,795

Cash flows from financing activities:
Proceeds from Issuance of Common Stock through an “S-1 and Prefunded Warrants” offering	2,123	—
Proceeds from issuance of Common Stock through an “at the market” offering, net of fees	—	1,478
Proceeds from Employee Stock Purchase Plan Shares	—	25
Proceeds from exercise of S-1 Prefunded Warrants	3	—
Proceeds from issuance of related party notes	355	—
Repayments of notes payable, other	—	(71)
Repayment of debt in private placement	—	(10,307)
Payments on other financing loans	—	(1)
Payments on insurance financing loans	(157)	(396)
Payments of financing leases	—	(35)
Net cash and cash equivalents provided by (used in) financing activities	2,324	(9,307)
Net decrease in cash and cash equivalents	(335)	(8,981)
Cash and cash equivalents at the beginning of period	430	10,457
Cash and cash equivalents at the end of period	$95	$1,476
Supplemental disclosures
Cash paid for interest	$47	$—
Supplemental disclosures of non-cash flow information
Cashless exercise of High-Trail warrants	$3	$—
Financing of prepaid insurance	$17	$1,820
Trade payables refinanced into consolidated notes payable	$4,838	$—
Accrued interest consolidated into related party debt	$364	$—
Contribution from troubled debt restructuring with related party	$676	$—
Consolidation of related party debt principal	$3,799	$—
Conversion of convertible notes	$1,731	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Overview, Basis of Presentation and Significant Accounting Policies

Description of Business

Agrify Corporation (“Agrify” or the “Company”) is a provider of innovative cultivation and extraction solutions for the cannabis industry, bringing data, science, and technology to the forefront of the market. The Company’s proprietary micro-environment-controlled Agrify Vertical Farming Units (or “VFUs”) enable cultivators to produce the highest quality products with what we believe to be unmatched consistency, yield, and return investment at scale. The Company’s comprehensive extraction product line, which includes hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowers producers to maximize the quantity and quality of extract required for premium concentrates.

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

Nasdaq Deficiency Notice

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

On November 16, 2023, the Company received a notice from Nasdaq that the Company remains noncompliant with the Listing Rule as a result of its failure to file its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 with the SEC by the required filing date.

On December 1, 2023, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that because the Company reported stockholders’ deficit of $(17.17) million in its Form 10-Q for the quarter ended March 31, 2023, the Company was no longer in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Primary Equity Listing Rule”), which requires that listed companies maintain a minimum of $2.5 million in stockholders’ equity. In response, the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”), which stayed any further action by the Listing Qualifications Staff. The hearing was held on January 11, 2024. The Company arrived at the hearing having previously cured any additional grounds for delisting as a result of delinquent periodic filings during 2023 that were filed prior to the hearing.

On January 30, 2024, the Company received formal notice that the Panel had granted the Company’s request for an exception through April 15, 2024 to evidence compliance with the Listing Rule, which was subsequently extended to May 15, 2024. Accordingly, there can be no assurance that the Company will be able to regain compliance with the Nasdaq listing rules or maintain its listing on the Nasdaq Capital Market. If the Company’s common stock is delisted, it could be more difficult to buy or sell the Company’s common stock or to obtain accurate quotations, and the price of the Company’s common stock could suffer a material decline. Delisting could also impair the Company’s ability to raise capital.

On March 5, 2024, the Company received a deficiency letter from the Staff of Nasdaq notifying the Company that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Stock Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). The Notice has no immediate effect on the listing of the Company’s common stock on Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days to regain compliance with the Minimum Bid Requirement. The compliance period for the Company will expire on September 3, 2024.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Principles of Consolidation

These interim condensed consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on April 15, 2024.

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

The Company has incurred operating losses since its inception and has negative cash flows from operations and a working capital deficit. The Company also has an accumulated deficit of $265.8 million as of March 31, 2024. The Company’s primary sources of liquidity are its cash and cash equivalents and marketable securities, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC regulations, from the capital market. As of March 31, 2024, the Company had $0.1 million of cash, cash equivalents, and marketable securities. The Company had no restricted cash as of March 31, 2024. Current liabilities were $27.7 million as of March 31, 2024.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of February 28, 2024, the company raised net proceeds of $2.2 million via the issuance of common stock and prefunded warrants in a public offering through Alexander Capital and is recorded within common stock and additional paid-in capital on the Company’s condensed consolidated balance sheet. The Company intends to raise additional capital later this year to support its 2024 and 2025 funding needs. The Company also continues to make additional adjustments in headcount, salary, travel, sales and marketing spending, but there is no guarantee that these ongoing cost-cutting efforts or capital raises will be sufficient to maintain operations.

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

Accounts Receivable, Net and Loans Receivable, Net

Accounts receivable, net, primarily consists of amounts for goods and services that are billed and currently due from customers. The composition of loan receivable, net is detailed in Note 5. In accordance with ASC 310-10, accounts receivable and loan receivable balances are presented net of an allowance for credit losses, which are an estimate of billed or borrowed amounts that may not be collectible. In determining the amount of the allowance at each reporting date, management makes judgments about general economic conditions, historical write-off experience, and any specific risks identified in customer or borrower collection matters, including the aging of unpaid accounts receivable and changes in customer or borrower financial conditions. Accounts and loans receivable balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for credit losses are recorded as general and administrative expenses in the consolidated statements of operations.

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

During the year three -month period ended March 31, 2024, the Company has one customer that comprised approximately 1% of its revenue and two customers that comprised approximately 47% of its accounts receivable balance.

During the year three -month period ended March 31, 2023, the Company has one customer that comprised approximately 11% of its revenue and two customers that comprised approximately 84% of it accounts receivable balance.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities, accounts receivable, accounts payable, accrued expenses, warrant liabilities, and loans receivable. Refer to Note 4 - Fair Value Measures, included elsewhere in the notes to the consolidated financial statements for details of the Company’s financial instruments.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

If a contract has payment terms that differ from the timing of revenue recognition, the Company will assess whether the transaction price for those contracts include a significant financing component. The Company has elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if the Company expects that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, the Company imputes interest on such contracts at an agreed-upon interest rate and will present the financing components separately as financial income. As of March 31, 2024 and March 31, 2023, the Company did not have any such financial income.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and generally transfers to its customers the warranties it receives from its vendors, if any, which generally cover this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. The Company maintained a reserve for warranty returns of $0.4 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively. The Company’s reserve for warranty returns is included in accrued expenses and other current liabilities in its consolidated balance sheets. Additional information regarding the Company’s warranty reserve may be found in Note 3 – Supplemental Consolidated Balance Sheet Information, included elsewhere in the notes to the consolidated financial statements.

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

Net loss per share calculations for all periods have been adjusted to reflect the reverse stock split effected on July 5, 2023. Net loss per share was calculated based on the weighted-average number of Common Stock outstanding.

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

Construction contracts normally provide for payment upon completion of specified work or units of work as identified in the contract. Although there is considerable variation in the terms of these contracts, they are primarily structured as time-and-materials contracts. The Company enters into time-and-materials contracts under which the Company is paid for labor and equipment at negotiated hourly billing rates and other expenses, including materials, as incurred at rates agreed to in the contract. The Company uses three main sub-contractors to execute the construction contracts.

The following table provides the Company’s revenue disaggregated by the timing of revenue recognition:

	Three months ended March 31,
(In thousands)	2024	2023
Transferred at a point in time	$2,465	$4,920
Transferred over time	133	884
Total revenue	$2,598	$5,804

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

Changes in the Company’s current deferred revenue balance for the three months ended March 31, 2024 and the year ended December 31, 2023 were as follows:

(In thousands)	Three months ended March 31, 2024	Year ended December 31, 2023
Deferred revenue – beginning of period	$4,019	$4,112
Additions	1,160	4,905
Recognized	(1,395)	(4,998)
Deferred revenue – end of period	$3,784	$4,019

Deferred revenue balances primarily consist of customer deposits on the Company’s cultivation and extraction solutions equipment. As of March 31, 2024 and December 31, 2023, all of the Company’s deferred revenue balances were reported as current liabilities in the accompanying consolidated balance sheets.

Note 3 — Supplemental Consolidated Balance Sheet Information

Accounts Receivable

Accounts receivable consisted of the following as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Accounts receivable, gross	$2,723	$3,036
Less allowance for credit losses	(2,512)	(1,887)
Accounts receivable, net	$211	$1,149

The changes in the allowance for credit losses accounts consisted of the following:

(In thousands)	Three months ended March 31, 2024	Year ended December 31, 2023
Allowance for credit losses - beginning of period	$1,887	$4,605
(Recovery of) allowance for credit losses	642	(1,426)
Write-offs of uncollectible accounts	(17)	(1,292)
Allowance for credit losses - end of period	$2,512	$1,887

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Prepaid settlement asset	$—	$2,054
Other receivables, other	536	659
Prepaid insurance	352	454
Prepaid expenses, other	93	82
Prepaid software	31	70
Prepaid materials	16	13
Total prepaid expenses and other current assets	$1,028	$3,332

Property and Equipment, Net

Property and equipment, net consisted of the following as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Leased equipment	$4,465	$4,465
Leasehold improvements	702	702
Machinery and equipment	904	904
Software	606	606
Computer and office equipment	588	588
Research and development laboratory equipment	183	183
Furniture and fixtures	116	116
Trade show assets	78	78
Vehicles	43	43
Total property and equipment, gross	7,685	7,685
Accumulated depreciation	(3,300)	(2,894)
Construction in progress	2,943	2,943
Total property and equipment, net	$7,328	$7,734

Depreciation expense for the three months ended March 31, 2024 and 2023 was $0.4 million and $0.4 million, respectively, and included within general and administrative, selling and marketing, and research and development depending on the nature of the related property and equipment.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Sales tax payable (1)	$5,320	$5,338
Accrued acquisition liabilities (2)	—	2,180
Accrued construction costs	1,312	1,412
Accrued interest expense	12	321
Compensation related fees	313	474
Accrued warranty expenses	415	420
Accrued professional fees	423	457
Accrued inventory purchases	3	10
Accrued consulting fees	45	43
Total accrued expenses and other current liabilities	$7,843	$10,655

(1)	Sales tax payable primarily represents identified sales and use tax liabilities arising from our acquisition of Precision and Cascade. These amounts are included as part of our initial purchase price allocations and are the subject matter of an indemnification claim under the Precision and Cascade acquisition agreement.

(2)	Accrued acquisition liabilities represents the value of held back Common Stock associated with the 2021 acquisitions of Precision and Cascade.

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

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2024 and December 31, 2023, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2024				December 31, 2023
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	4	—	—	4	4	—	—	4
Total assets	$4	$—	$—	$4	$4	$—	$—	$4
Liabilities:
Warrant liabilities - January 2022 warrants	$—	$—	$—	$—	$—	$—	$1	$1
Warrant liabilities - March 2022 warrants	—	—	1	1	—	—	7	7
Warrant liabilities - August 2022 warrants	—	—	3	3	—	—	18	18
Warrant liabilities - December 2022 warrants	—	—	413	413	—	—	1,264	1,264
Total liabilities	$—	$—	$417	$417	$—	$—	$1,290	$1,290

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, warrant liabilities, and contingent consideration. Fair value information for each of these instruments as well as other balances of the Company are as follows:

●	Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and deferred revenue liabilities approximate their fair value based on the short-term nature of these instruments.

●	Marketable securities classified as current held-to-maturity securities are recorded at amortized cost, which at March 31, 2024 and December 31, 2023, approximated fair value.

●	The Company’s deferred consideration was recorded in connection with acquisitions during the three months ended March 31, 2024 and fiscal 2023 using an estimated fair value discount at the time of the transactions. As of March 31, 2024 and December 31, 2023, the carrying value of the deferred consideration approximated fair value.

●	The Company’s warrant liabilities are marked-to-market each reporting period with the changes in fair value of warrant liabilities recorded in other income (expense), net in the accompanying consolidated statements of operations until the warrants are exercised. The fair value of the warrant liabilities are estimated using a Black-Scholes option-pricing model.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Marketable Securities

As of March 31, 2024 and December 31, 2023, the Company held investments in money market funds. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.

The composition of the Company’s marketable securities are as follows:

(In thousands)	March 31, 2024	December 31, 2023
Current marketable securities:
Money market funds	$4	$4

Warrant Liabilities

The estimated fair value of the warrant liabilities on March 31, 2024 and 2023 is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values that represent the Company’s best estimate. The volatility rate is determined utilizing the Company’s own share price and the share price of competitors over time.

However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The following table summarizes the Company’s assumptions used in the valuations as of March 31, 2024 and December 31, 2023:

	January 2022 Warrants	March 2022 Warrants	August 2022 Warrants	December 2022 Warrants	January 2022 Warrants	March 2022 Warrants	August 2022 Warrants	December 2022 Warrants
	March 31, 2024				December 31, 2023
Stock price	$0.37	$0.37	$0.37	$0.37	$1.26	$1.26	$1.26	$1.26
Exercise price	$1,496	$430	$246	$0.38	$1,496	$430	$246	$3.45
Expected term (in Years)	3.32	3.88	3.88	3.88	3.57	4.13	4.13	4.13
Volatility	136.00%	138.00%	138.00%	138.00%	138.00%	136.00%	136.00%	136.00%
Discount rate - treasury yield	4.37%	4.32%	4.32%	4.32%	3.96%	3.91%	3.91%	3.91%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the three months ended March 31, 2024 and for the year ended December 31, 2023:

(In thousands)	March 31, 2024	For the year ended December 31, 2023
Warrant liabilities – beginning of period	$1,290	$5,985
Change in estimated fair value	(873)	(4,695)
Warrant liabilities –end of period	$417	$1,290

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Bud & Mary’s Cultivation, Inc. (“Bud & Mary’s”) - Customer 139

The initial payment date on the loan receivable from Bud & Mary’s is the first business day of the first full month following the commencement of commercial products sales and the maturity date is 24 months from the initial payment date. The interest rate is 16% per annum.

In Q3 2022, Agrify became aware that Bud & Mary’s was not in compliance with all debt covenants as defined in the loan agreement which resulted in Agrify issuing a loan acceleration letter to Bud & Mary’s on September 15, 2022, demanding full repayment of the construction loan under the loan agreement dated May 12, 2021. Consequently, the Company established a reserve of $14.7 million specifically related to Bud & Mary’s.

Hannah Industries (“Hannah”) - Customer 125

As of December 31, 2022, the Company was unable to provide additional financing to Hannah Industries under the TTK Solution program to complete the build out and development of Hannah’s cultivation business. As a result, the Company concluded that the existing receivable due from Hannah was impaired as of this date. Given the uncertainty around the customer’s ability to repay the outstanding balance of the loan as well as the absence of value attributed to any collateral from Hannah, an allowance for credit losses was recognized for 50% of the total outstanding receivable balance as of December 31, 2022. The Company recognized an allowance for credit losses related to the Hannah loan receivable in the amount of $4.5 million as of December 31, 2022. This allowance remains at $4.5 million as of March 31, 2024.

Once the project is completed, the customer will begin making monthly payments based on the harvest.

Nevada Holistics (“Tree house”) - Customer 24096

As of March 2024, Nevada Holistics has a current balance of $692 due in relation to the TTK loan. The project went live in Q2 2023. After the 90 day period for the first harvest, the customer was given an additional 6-month grace period which ended in Q1 2024. Upon completion of this grace period, the Company began invoicing the customer each month for a portion of the outstanding loan balance. The borrower will begin making monthly payments in Q2 2024 based on what is produced through harvests. Monthly payments are calculated based off of the Production Success Fees (‘PSF”) generated from each harvest. Upon issuance of each invoice, that portion of the loan is reclassified into loan receivable, current on the condensed consolidated balance sheets.

The breakdown of loans receivable by customer as of March 31, 2024 and December 31, 2023 were as follows:

(In thousands)	March 31, 2024	December 31, 2023
Customer 139	$14,361	$14,691
Customer 125	9,297	9,297
Customer 24096	6,810	6,810
Allowance for credit losses (1)	(18,885)	(19,215)
Total loan receivable, net of allowance for credit losses	$11,583	$11,583
Less: current portion	(692)	—
Total loan receivable, net of current	$10,891	$11,583

(1)	At December 31, 2023, the Company established an allowance for credit losses of approximately $14.7 million related to Bud & Mary’s ongoing litigation. Approximately $4.5 million relates to Hannah. This reserve still remains in the allowance as of March 31, 2024.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Inventory

Inventories are stated at the lower of cost or net realizable value, with cost principally determined by the weighted-average cost method on a first-in, first-out basis. Such costs include the acquisition cost for raw materials and operating supplies. The Company’s standard payment terms with suppliers may require making payments in advance of delivery of the Company’s products. The Company’s prepaid inventory is applied to the purchase of products once they are delivered.

Inventory consisted of the following as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Raw materials	$22,392	$23,449
Prepaid inventory	816	924
Finished goods	8,062	7,438
Inventory for resale	4,776	4,882
Inventory, gross	36,046	36,693
Inventory reserves	(17,184)	(17,599)
Total inventory, net	$18,862	$19,094

Inventory Reserves

The Company establishes an inventory reserve for obsolete, slow moving, and defective inventory. The Company calculates inventory reserves for obsolete, slow moving, or defective items as the difference between the cost of inventory and its estimated net realizable value. The reserves are based upon management’s expected method of disposition.

Changes in the Company’s inventory reserve are as follows:

(In thousands)	Three months ended March 31, 2024	Year ended December 31, 2023
Inventory reserves – beginning of period	$17,599	$32,422
(Decrease) increase in inventory reserves	(415)	(14,823)
Inventory reserves – end of period	$17,184	$17,599

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Debt

The Company’s debt consisted of:

(In thousands)	March 31, 2024	December 31, 2023
Exchange Note	$—	$6,669
Convertible Note	—	7,840
Consolidated CP Acquisitions Note	17,683	—
PPP Loan	517	518
CP Acquisitions Junior Secured Note	—	3,799
GIC Acquisition Note	1,000	645
Mack Molding Co. Note Payable	4,838	—
Other notes payable (1)	226	367
Total debt	24,264	19,838
Unamortized debt premium	—	1,419
Total debt, gross of debt premium	24,264	21,257
Less: current portion	(3,070)	(5,210)
Long-term debt, net of current	$21,194	$16,047

(1)	Other notes payable relates to a one-year insurance premium that was financed over nine-months and incurred interest expense of approximately $7 thousand for the three months ended March 31, 2024. Other notes payable also includes the Navitas Loan with a balance of $5 thousand as of March 31, 2024.

Exchange Note

The Exchange Note is a senior secured obligation of the Company and ranks senior to all indebtedness of the Company. The Exchange Note will mature on the three-year anniversary of its issuance (the “Maturity Date”) and contains a 9.0% annualized interest rate, with interest to be paid monthly, in cash, beginning September 1, 2022. The principal amount of the Exchange Note will be payable on the Maturity Date, provided that the Lender was entitled to a cash sweep of 20% of the proceeds received by the Company in connection with any equity financing, which will reduce the outstanding principal amount under the Exchange Note.

Convertible Note

On March 8, 2023, as a result of the Exchange Agreement, the Company issued a Convertible Note to Lender with a principal balance of $10 million. The Convertible Note bears a 9.0% annualized interest rate, with interest to be paid monthly, in cash, beginning April 1, 2023. The principal amount of the Convertible Note will be payable on the Maturity Date, provided that the Lender was entitled to a cash sweep of 30% of the proceeds of any at-the-market equity offering and 20% of the proceeds received by the Company in connection with any other equity financing, which would reduce the outstanding principal amount under the August 2022 Note or the Convertible Note.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At any time, the Company may prepay all of the Convertible Note by redemption at a price equal to 102.5% of the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest. The Lender had the option of requiring the Company to redeem the Convertible Note (i) on August 19, 2023 or August 19, 2024 at a price equal to the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest, provided that the redemption right on August 19, 2023 will not be exercisable if the Company raises at least $8.0 million in gross proceeds from equity offerings prior to such date, or (ii) if the Company undergoes a fundamental change (as defined below) at a price equal to 102.5% of the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest.

The Convertible Note imposed certain customary affirmative and negative covenants upon the Company, as well as covenants that will (i) restrict the Company and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, (ii) restrict the ability of the Company and its subsidiaries from making certain investments, subject to specified exceptions, and (iii) restrict the declaration of any dividends or other distributions, subject to specified exceptions. If an event of default under the Convertible Note occurs, the Lender can elect to redeem the Convertible Note for cash equal to (A) 115% of the then-outstanding principal amount of the Convertible Note (or such lesser principal amount accelerated by the Lender), plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 15% from the date of a default or event of default, or, only in connection with certain events of default, (B) the greater of the amount under clause (A) or the sum of (i) 115% of the product of (a) the conversion rate in effect as of the trading day immediately preceding the date that the Lender delivers a notice of acceleration; (b) the total then outstanding principal amount under the Convertible Note (in thousands); and (c) the greater of (1) the highest daily volume weighted average price (“VWAP”) per share of Common Stock occurring during the fifteen consecutive trading days ending on, and including, the trading day immediately before the date the Lender delivers such notice and (2) the highest daily VWAP per share of Common Stock occurring during the fifteen consecutive trading days ending on, and including, the trading immediately before the date the applicable event of default occurred and (ii) the accrued and unpaid interest on the Convertible Note.

Until the date the Convertible Note is fully repaid, the Lender had, subject to certain exceptions, the right to participate for up to 30% of any offering of debt, equity (other than an offering of solely Common Stock), or equity-linked securities, including without limitation any debt, preferred stock or other instrument or security, of the Company or its subsidiaries.

If the Lender elected to convert the Convertible Note, the conversion price per share would be $7.64, subject to customary adjustments for certain corporate events. The conversion of the Convertible Note will be subject to certain customary conditions. The Convertible Note may not be converted into shares of Common Stock if such conversion would result in the Lender and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of Common Stock, provided that upon 61 days’ notice, such ownership limitation may be adjusted by the Lender, but in any case, to no greater than 9.99%.

The Company evaluated the embedded features in accordance with ASC 815-15-25 and the determined embedded features are not required to be bifurcated and separately measured at fair value.

Aggregate interest expense related to the Convertible Note and Exchange Note described above was $116 thousand as of March 31, 2024.

Note Conversion

Pursuant to the Exchange Agreement the Company entered into with the Lender on March 8, 2023, the Lender elected, on April 26, 2023, to convert $1.6 million of the remaining outstanding principal amount on the Convertible Note for 153,617 shares of Common Stock of the Company.

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

The total aggregated Exchange Note and Convertible Note is classified as long-term as of March 31, 2024.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Note Forgiveness

On November 30, 2023, the New Lender agreed to forgive $1.0 million of the principal amount outstanding on the Convertible Note (the “Principal Forgiveness”). The Principal Forgiveness was accounted for as a troubled debt restructuring under ASC 470, as 1) the Company was determined to be experiencing financial difficulties as defined by the ASC, and 2) the Principal Forgiveness was deemed a concession by the New Lender. Per ASC 470-60-35-5, a debtor in a troubled debt restructuring involving only modification of terms of a payable (i.e., not involving a transfer of assets or grant of an equity interest) shall account for the effects of the restructuring prospectively from the time of restructuring and shall not change the carrying amount of the payable at the time of the restructuring unless the carrying amount exceeds the total future cash payments specified by the new terms. As the future undiscounted cash flows were greater than or equal to the net carrying value of the original debt, the carrying amount of the debt at the time of the restructuring was not changed.

CP Acqusitions Junior Secured Note

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

Consolidated CP Acquisitions Note

On January 25, 2024, the Company and the New Lender consolidated the outstanding principal and interest due under the Junior Secured Note and the Exchange Note as well as the interest due under the Convertible Note into the Convertible Note (collectively, with the Junior Secured Note and the Exchange Note, the “Consolidated Notes”), and amended and restated the Convertible Note under a Senior Secured Amended, Restated, and Consolidated Convertible Note agreement (the “Restated Note”) having a total outstanding principal of $18,717,973 (the “New Lender Debt Consolidation”). The Restated Note bears interest at a rate of 10% per annum and will mature in full on December 31, 2025. The Company may redeem all or a portion not less than $5.0 million of principal at any time at a price equal to 102.5% of the redeemed principal amount plus accrued but unpaid interest.

The Restated Note imposes certain customary affirmative and negative covenants upon the Company, as well as covenants that will (i) restrict the Company and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, (ii) restrict the ability of the Company and its subsidiaries from making certain investments, subject to specified exceptions, and (iii) restrict the declaration of any dividends or other distributions, subject to specified exceptions. If an event of default under the Restricted Note occurs, then the then outstanding principal and all accrued and unpaid interest on the Restated Note will immediately become due and payable.

If the New Lender elects to convert the Restated Note, the conversion price per share will be $1.46, subject to customary adjustments for certain corporate events. The conversion of the Restated Note will be subject to certain customary conditions. The Restated Note may not be converted into shares of Common Stock if such conversion would result in the New Lender and its affiliates owning an aggregate of in excess of 49.99% of the then-outstanding shares of Common Stock.

Immediately following the execution of the Restated Note, the New Lender elected to convert approximately $3.9 million of outstanding principal into an aggregate of 2,671,633 shares of common stock (the “January Conversion”) having a fair value of approximately $1.7 million. As the January Conversion was exercised by the New Lender in conjunction and in connection with the Debt Consolidation, the two transactions combined were considered a modification of the total debt outstanding with the New Lender (the “New Lender Debt Restructuring”).

The New Lender Debt Restructuring was accounted for as a troubled debt restructuring under ASC 470, as 1) the Company was determined to be experiencing financial difficulties as defined by the ASC, and 2) the New Lender Debt Restructuring was deemed to result in a concession by the New Lender. The Company performed a comparison of the undiscounted cash flows associated with the Restructured Note subsequent to the New Lender Debt Restructuring to the carrying value of the Consolidated Notes as of the New Lender Debt Restructuring date. The net carrying value of the Consolidated Notes was determined to exceed the undiscounted future cash flows of the Restated Note after consideration of the January Conversion by approximately $675,000 (the “Excess Carrying Value”). The Restated Note was thus written down to the amount of the undiscounted future cash flows on the Restated Note from the New Lender Restructuring date to maturity. Further, as the New Lender is a related party of the Company, the Excess Carrying Value was accounted for as a capital transaction and no gain or loss was recognized related to the restructuring.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GIC Acquisition Note

On July 12, 2023, the Board of Directors of the Company approved the issuance of an unsecured promissory note (the “Related Party Note”) in favor of GIC Acquisition, LLC (“GIC”), an entity that is owned and managed by the Company’s Chairman and Chief Executive Officer. Pursuant to the Related Party Note, GIC is obligated to lend up to $0.5 million to the Company, $0.3 million of which was delivered at issuance and the remaining $0.2 million delivered on July 31, 2023. The Related Party Note bears interest at a rate of 10% per annum, will mature in full on August 6, 2023, and may be prepaid without any fee or penalty. The Related Party Note ranks junior to all existing secured indebtedness of the Company. On October 27, 2023, the maturity date of the Related Party Note was subsequently amended to December 31, 2024 at which point principal and accrued interest will be repaid in full. Interest expense incurred on the Related Party Note amounted to approximately $24 thousand for the three months ended March 31, 2024. As of March 31, 2024, the Company has borrowed approximately $1.0 million under the Related Party Note agreement.

As of March 31, 2024, future minimum payments on all debt positions were as follows:

Years ending December 31 (In thousands),
Remaining 2024	$2,487
2025	21,778
Total future payments	$24,264

Note 8 — Leases

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

As the implicit interest rate in its leases was generally not known, the Company’s used its incremental borrowing rate as the discount rate for purposes of determining the present value of its lease liabilities. At March 31, 2024 and 2023, the Company’s weighted-average discount rate utilized for its leases was 7.50% and 7.33%, respectively.

When a contract contained lease and non-lease elements, both were accounted for as a single lease component.

The Company had several non-cancelable finance leases for machinery and equipment. As of March 31, 2024 the Company had no active finance leases.

The Company had several non-cancellable operating leases for corporate offices, warehouses, showrooms, research and development facilities and vehicles. The Company’s leases have remaining lease terms of one year to four years, some of which include options to extend. Some leases include payment for communal area maintenance associated with the property.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additional information on the Company’s operating and financing lease activity was as follows:

	Three months ended March 31,
(In thousands)	2024	2023
Operating lease cost	$130	$236
Finance lease cost:
Amortization of right-of-use assets	—	45
Interest on lease liabilities	—	6
Total lease cost	$130	$287

(In thousands)	March 31, 2024	December 31, 2023
Weighted-average remaining lease term – operating leases	2.85 years	3.54 years
Weighted-average remaining lease term – finance leases	0 years	2.09 years
Weighted-average discount rate – operating leases	7.50%	6.83%
Weighted-average discount rate – finance leases	—%	7.83%

(In thousands)	Balance Sheet Location	March 31, 2024	December 31, 2023
Assets
Right-of-use assets, net	Right-of-use, net	$1,651	$1,803
Total lease assets		$1,651	$1,803

Liabilities
Operating lease liabilities, current	Operating lease liabilities, current	$615	$599
Operating lease liabilities, non-current	Operating lease liabilities, non-current	1,235	1,394
Total operating lease liabilities		$1,850	$1,993

Maturities of operating lease liabilities as of March 31, 2024 are as follows:

Years ending December 31 (In thousands),	Operating lease
Remaining 2024	548
2025	748
2026	560
2027	202
Total minimum lease payments	2,058
Less imputed interest	(208)
Total lease liabilities	$1,850

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Stockholders’ Deficit

Public Offerings

On February 27, 2024, the Company entered into a placement agency agreement (the “Agency Agreement”) with Alexander Capital, LP as placement agent (the “Placement Agent”), pursuant to which the Company agreed to issue and sell an aggregate of 2,760,000 shares of its common stock, and, in lieu of common stock to certain investors that so chose, pre-funded warrants to purchase 3,963,684 shares of its common stock (the “S-1 Offering”). The public offering price for each share of common stock is $0.38, and the offering price for each Pre-Funded Warrant is $0.379, which equals the public offering price per share of the common stock, less the $0.001 per share exercise price of each Pre-Funded Warrant. The S-1 Offering was made pursuant to a registration statement on Form S-1 (File No. 333-276724) that was filed by the Company with the Securities and Exchange Commission (“SEC”) on January 26, 2024 and declared effective by the SEC on February 14, 2024.

Pursuant to the terms of the Agency Agreement, the Company paid the Placement Agent a cash transaction fee equal to 7.0% of the aggregate gross proceeds to us from the sale of the securities in the S-1 Offering. In addition, the Company reimbursed the Placement Agent for a certain amount of its accountable expenses, including the fees and disbursements of the Placement Agent’s counsel, not to exceed $100,000 in the aggregate. Additionally, at closing the Company issued to the Placement Agent common stock purchase warrants (the “Placement Agent Warrants”) covering a number of securities equal to one percent (1.0%) of the total number of securities being sold and/or issued in the S-1 Offering. The Placement Agent Warrants are non-exercisable for one hundred eighty (180) days beginning on the date of commencement of sales of the securities being offered in this offering. Following this one hundred eighty (180) day period, the Placement Agent Warrants will be exercisable until the fifth (5th) year anniversary of commencement of sales of the securities being offered in this offering. The Placement Agent Warrants will be exercisable at a price per share of $0.38, which is equal to 100% of the price of the securities paid by the purchasers in connection with this offering. The Placement Agent Warrants are not redeemable. The Placement Agent Warrants (and the underlying securities) may not be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the Placement Agent Warrants (or the underlying securities) for a period of one hundred eighty (180) days beginning on the date of commencement of sales of the securities being offered in the offering. The Placement Agent Warrants, however, may be assigned, in whole or in part, to any successor, officer or member of the Placement Agent (or to officers or partners of any such successor or member) pursuant to FINRA Rule 5110(e)(2). There are no registration rights associated with the Placement Agent Warrants. Additionally, the Company granted a six-month right of first refusal for certain financings to the Placement Agent.

The Company issued 67,237 warrants to purchase common stock to Alexander Capital, L.P., referred to as the Placement Agents Warrants above. The warrants were classified as equity warrants and recorded under additional paid-in capital in the condensed consolidated balance sheets. The warrants have a five-year term and exercise price of 100% of the offering price, and are subject to adjustment for stock splits, reverse stock splits, stock dividends, and similar transactions. The warrants will be exercisable on a cash basis, unless there is not an effective registration statement covering the issuance of the shares issuable upon exercise of the warrants or if shareholder approval for the full exercise of the warrants are not received, in which case the Modified Warrant will also be exercisable on a cashless exercise basis at Alexander Capital election.

The measurement of fair value of the Alexander Capital Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.52, exercise price of $0.38, term of five years, volatility of 128%, risk-free rate of 4.32%, and expected dividend rate of 0%). The grant date fair value of these Alexander Capital Warrants was estimated to be $31 thousand on February 27, 2024 and is reflected within additional paid-in capital as of March 31, 2024.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stock-Based Compensation and Employee Benefit Plans

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which replaced the 2020 Stock Option Plan (the “2020 Plan”). The 2022 Plan provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards and cash-based awards. The aggregate number of shares of Common Stock that may be reserved and available for grant and issuance under the 2022 Plan is 26,483 shares, which includes the 10,000 shares authorized under the 2022 Plan, plus the rollover of 16,483 issued and outstanding awards under the 2020 Plan and 250,000 additional shares issued upon approval by the Board of Directors on January 8, 2024. Shares will be deemed to have been issued under the 2022 Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the 2020 Plan or the 2022 Plan expires, is canceled, terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2022 Plan. The 2022 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors. As of March 31, 2024, there were 57,719 shares of Common Stock available to be granted under the Company’s 2022 Plan.

The Company’s stock compensation expense was $0.5 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.

Stock Options

For the three months ended March 31, 2024, there were no options granted, exercised, forfeited or expired under the Company’s stock option plans. There were 10,310 options outstanding with a weighted average exercise price of $1,595.92 as of March 31, 2024 and December 31, 2023. There were 10,206 options vested and exercisable with a weighted average exercise price of $1,594.66 as of March 31, 2024. There were 10,310 options vested and expected to vest with a weighted average exercise price of $1,595.92 as of March 31, 2024

As of March 31, 2024, total unrecognized compensation expense related to unvested options under the Company’s 2022 Plan was $1.5 thousand, which is expected to be recognized over a weighted average period of 0.06 years.

The following table summarizes information about options vested and exercisable at March 31, 2024:

	Options Vested and Exercisable
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$456.00	2,884	6.12	$456.00
$972.00	2,842	6.57	$972.00
$1,536.00	50	7.00	$1,536.00
$1,840.00	160	7.75	$1,840.00
$2,768.00	4,270	6.89	$2,768.00

The following table summarizes information about options vested and expected to vest after March 31, 2024:

	Options Vested and Expected to Vest
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$456.00	2,884	6.12	$456.00
$972.00	2,856	6.57	$972.00
$1,536.00	50	7.00	$1,536.00
$1,840.00	250	7.75	$1,840.00
$2,768.00	4,270	6.89	$2,768.00

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The following table presents restricted stock unit activity under the 2022 Plan for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	2,136	230.80
Granted	201,938	0.76
Vested	(201,955)	0.79
Forfeited	(284)	82.20
Unvested at March 31, 2024	1,835	$251.22

As of March 31, 2024, total unrecognized compensation expense related to unvested restricted stock units was $139 thousand, which is expected to be recognized over a weighted average period of 1.12 years.

Note 11 — Stock Warrants

The following tables present all warrant activity of the Company for the three months ended March 31, 2024:

	Number of Warrants	Weighted-Average Exercise Price
Warrants outstanding at December 31, 2023	5,380,299	$10.83
Granted	4,030,921	0.03
Exercised	(6,142,217)	—
Forfeited	(3,081)	—
Warrants outstanding at March 31, 2024	3,265,922	$17.50

The Company received proceeds from the exercise of warrants of $3 thousand for the three months ended March 31, 2024.

Note 12 — Income Taxes

The Company’s effective income tax rate was 0.0% and 0.0% for the three months ended March 31, 2024 and 2023, respectively. The provision for (benefit from) income taxes was $0 and $0 for the three months ended March 31, 2024 and 2023, respectively. There is no difference between the Company’s effective tax rates for the 2024 and 2023 periods. There was no change in the provision for (benefit from) income taxes for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The components of basic and diluted net loss per share were as follows:

	Three months ended March 31,
(In thousands, except share and per share data)	2024	2023
Numerator:
Net loss available for common shareholders	$(38)	$(10,327)
Denominator:
Weighted-average common shares outstanding – basic and diluted	8,894,229	1,072,292
Net loss per share attributable to Common Stockholders – basic and diluted	$—	$(9.63)

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

	Three months ended March 31,
	2024	2023
Shares subject to outstanding stock options	10,206	10,562
Shares subject to unvested restricted stock units	1,835	6,307
Shares subject to outstanding warrants	3,265,922	1,495,001
	3,277,963	1,511,870

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Commitments and Contingencies

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

Bowdoin Construction Corp. Litigation

On February 22, 2023, Bowdoin Construction Corp. (“Bowdoin”) filed a complaint (the “Bowdoin Complaint”) in the Superior Court of Massachusetts in Norfolk County naming the Company, Bud & Mary’s and certain related parties as defendants, captioned Bowdoin Construction Corp. v. Agrify Corporation, Bud & Mary’s Cultivation, Inc. and BMLC2, LLC, case no. 2382CV00173. The Bowdoin Complaint relates to a construction contract between Bowdoin and the Company relating to the property that is the subject of the Bud & Mary’s Complaint, and alleges breach of contract by Bud & Mary’s and by the Company due to nonpayment of approximately $6.3 million due under the contract and related indemnification claims and mechanics’ liens. The $6.3 million is included in accounts payable in the consolidated balance sheet. One of Bowdoin’s subs, Hannon Electric, Inc. has filed a separate suit against Agrify in the amount of $1.498 million. The amount is part of the $6.3 million claimed in Bowdoin’s complaint. The Company is entitled to indemnification by Bud & Mary’s and intends to vigorously defend this claim.

Mack Molding Co.

In December 2020, the Company entered into a five-year supply agreement with Mack Molding Co. (“Mack”) pursuant to which Mack will become a key supplier of VFUs. In February 2021, the Company placed a purchase order with Mack amounting to approximately $5.2 million towards the initial production of VFUs during 2021. Since February 2021, the Company increased the purchase order with Mack to approximately $26.5 million towards production of VFUs during 2021 and 2022. The Company believed the supply agreement with Mack would provide the Company with increased scaling capabilities and the ability to meet the potential future demand of its customers more efficiently. The supply agreement contemplates that, following an introductory period, the Company will negotiate a minimum percentage of the VFU requirements that the Company will purchase from Mack each year based on the agreed-upon pricing formula. The introductory period is not time-based but rather refers to the production of an initial number of units after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. The Company believed this approach would result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack. On October 11, 2022, the Company received a $9.4 million invoice from Mack for inventory purchased on the Company’s behalf to build VFUs. As part of the terms of the contract manufacturing agreement, Mack had the contractual right to bill the Company for any inventory that had aged greater than nine months. Due to the slowdown in the demand for the VFUs and the lack of a demand forecast that the Company could provide to the vendor, Mack exercised the right to invoice the Company for the slow-moving inventory. As of December 31, 2022, the Company owed Mack $8.4 million for purchased inventory on behalf of the Company to produce VFUs, which is included in accounts payable in the consolidated balance sheet. On March 2, 2023, Mack filed an arbitration action seeking the amounts owed to Mack for purchased inventory. On October 27, 2023, and effective as of October 18, 2023, Mack and the Company entered into a Modification and Settlement Agreement (the “Modification Agreement”) with respect to the dispute.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 29, 2024, the Company met its performance obligations in terms of the Modification Agreement and a gain of $1,141,587 was recorded, within general and administrative expenses, on the Consolidated Statement of Operations during the three months ended March 31, 2024, representing the difference between the carrying value of the Contract liability owing by Agrify to Mack, prior to the execution of the Modification Agreement, and the aggregate of (a) the present value of the minimum cash payments required to be made by the Company over the term of the Modification Agreement, and (b) the fair value of the warrants issued to Mack by the Company, in terms of the Modification Agreement. The recognition of this gain also resulted in the derecognition of the Prepaid settlement asset balance, and the reduction of the outstanding accounts payable balance based on the terms of the Modification Agreement. At this time, the outstanding accounts payable balance owing to Mack, was reclassified from Accounts payable to Notes payable, current in the amount of $1,374 and Notes payable, net of current in the amount of $3,464, per the face of the condensed consolidated balance sheet, as of March 31, 2024.

Further, following the meeting of certain conditions, including making predetermined quarterly payments to Mack in terms of the Modification Agreement, the Company is entitled to take possession of certain VFUs that were assembled under the Supply Agreement. These quarterly payments relate to the purchase from Mack of a minimum of 25 VFUs per quarter for each quarter during 2024 and a minimum of 50 VFUs per quarter for the six quarters beginning with the first quarter of 2025. In the first quarter of 2024, the Company recognized a gain of $564,277, within general and administrative expenses, associated with the revaluation of the contingent liability, originally recognized on losing control of this inventory and offset against the inventory balance during the fiscal year ended December 31, 2022, on regaining control of 25 units of the VFU inventory.

The Company is also required to pay a storage fee of $25,000 to Mack, per month, for VFUs subject to the Modification Agreement.

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

McCutchan, Inc.

In December 2021, the Company entered into a Standard Form of Agreement (“Agreement”) between Owner and Contractor whereby Valiant Group LLC (“Valiant”) is the general contractor for tenant improvements on certain real property located in Bellevue, Washington (the “Project”). McCutchan, Inc. (“McCutchan”) agreed to be a subcontractor on the Project and engaged various other subcontractors. The Company terminated Valiant as the general contractor for, among other allegations, breach of contract and unjust enrichment. Following the termination of Valiant, in October 2022, the Agreement was assigned and accepted (the “Assignment”) to Agxion, LLC, a wholly owned subsidiary of the Company. The Assignment contemplates that, as a subcontractor to the Agreement, McCutchan is still bound to the subcontract agreement and will continue construction operations on the Project. The Company is pursuing Valiant in a separate litigation (the “Valiant Litigation”) to collect no less than approximately $1.4 million alleging overbilling, breach of the Agreement, and violation of Chapter 18.27 and 19.86 RCW in Washington. On March 5, 2024, McCutchan, Inc. (“McCutchan”) filed a complaint in the Superior Court of Washington for King County naming the Company, Valiant, and certain related parties as defendants. In the Complaint, McCutchan asserts two causes of action against the Company: (1) breach of contract, (2) voidable contract, (3) interference with business or economic expectancy, (4) unjust enrichment, and (5) defamation. McCutchan’s claims are based on allegations of misrepresentations made by the Company to pay McCutchan for work completed on the Project as well as a failure to pay under the Agreement. In the alternative, McCutchan is alleging the Assignment is void and not a valid contract. McCutchan is seeking to collect no less than $3 million against the Company and all other named defendants. The Company, Valiant, and McCutchan have all agreed to mediate the matter. McCutchan has asked to postpone the original scheduled May 7th mediation date, and the Company, Valiant and McCutchan are collectively working to set up a new three-way mediation date. In the event the parties cannot reach an agreement in the mediation, this matter will be moved to arbitration pursuant to the mandatory arbitration clause in the Agreement.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valiant Grouop LLC

Agrify filed a separate complaint against Valiant for overbilling, misrepresentation, and breach for the Treehouse project in Nevada. Valiant has failed to respond and Agrify has since submitted an entry of default to the court and is currently seeking for award in the amount of $1.5 million. However, there is no guarantee that the Court would award the full amount and no guarantee that Agrify would be able to successfully collect the full amount from Valiant.

Other Litigation

In September 2023, the Company settled a legal dispute with a specific customer which resulted in the recognition of a gain of approximately $0.9 million, of which $0.3 million was paid in October 2023, with the remaining approximate $0.6 million to be paid in equal monthly installments, beginning in January, 2024. This gain was recognized as part of other income, net per the consolidated statement of operations for the three months ended March 31, 2024, with the approximate $0.9 million receivable balance recognized as part of prepaid expenses and other current assets, per the consolidated balance sheet, as of March 31, 2024. The settlement also resulted in the return of equipment to the Company in October 2023.

The Company is currently pursuing 10 separate legal proceedings in attempting to collect approximately $2.5 million outstanding receivables. The Company is not confident that all legal proceedings and collection efforts will yield in positive results or return of equipment.

On April 25, 2024, Medical Investor Holdings, LLC dba Vertical Companies (“MIH”) filed a complaint against Agrify demanding $288,000. MIH purchased an XMU hydrocarbon extraction system from Precision in October 2021. MIH chose to not include installation and training in the original purchase but is now having problems with this equipment. The Company this is a meritless case.

The Company is also a defendant or plaintiff in a variety of other litigation matters that are individually insignificant. The timing and amount of any settlements, including potential payments made or received, is uncertain. Nonetheless, management currently estimates that the Company’s aggregate net loss exposure with respect to these cases is within the range of approximately $150,000 to $300,000.

On July 2022, claimant, an ex-sales VP is claiming he is owed back wages, commission and is entitled to equity in the company, under theories of liability under Massachusetts labor laws including retaliation, breach of contract, breach of covenant of good faith and fair dealing, fraudulent inducement, tortious interference & unjust enrichment. Company has filed its answer to the initial complaint in January 2023. The Company believes this is a meritless case and has responded to various discovery requests.

Commitments

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

Refer to Note 7 – Debt, included elsewhere in the notes to the consolidated financial statements for details of the Company’s future minimum debt payments. Refer to Note 8 – Leases, included elsewhere in the notes to the consolidated financial statements for details of the Company’s future minimum lease payments under operating and financing lease liabilities. Refer to Note 12 – Income Taxes, included elsewhere in the notes to the consolidated financial statements for information regarding income tax contingencies.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Related Parties

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

The following table describes the net purchasing (sales) activity with entities identified as related parties to the Company:

	Three months ended March 31,
(In thousands)	2024	2023
Bluezone	$—	$4
Topline Performance Group	—	(1)
NEIA	—	(43)
Greenstone Holdings	—	(2)

The following table summarizes net related party (payable) receivable as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Bluezone	$—	$(4)
Valiant Americas, LLC	—	1

On July 12, 2023, the Company issued an unsecured promissory note in favor of GIC Acquisition, LLC, an entity that is owned and managed by the Company’s Chairman and Chief Executive Officer. Refer to Note 7 - Debt for further disclosure related to this Related Party Note.

On October 27, 2023, CP Acquisitions LLC, an entity affiliated with and controlled by Company’s Chairman and Chief Executive Officer, purchased the Exchange Note and the Convertible Note. In addition, the Company issued to CP a Junior Secured Note. Refer to Note 7 - Debt for further disclosure related to this Related Party Note.

Note 16— Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued.

Exercise of Company Issued Prefunded Warrants

In April 2024, a holder of 953,684 of the Company’s previously issued prefunded warrants exercised such warrants for the purchase of 953,684 of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Quarterly Report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on April 15, 2024, as amended on April 29, 2024 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Nasdaq Notices and Hearing

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

We timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which hearing was held on January 11, 2024. At the hearing, we presented a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). On January 30, 2024, we received formal notice that the Panel had granted our request for an exception through April 15, 2024 to evidence compliance with Rule 5550(b)(1), which was subsequently extended to May 15, 2024. As a result, there can be no assurance that we can regain compliance by the end of the extension period.

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

If a contract has payment terms that differ from the timing of revenue recognition, we will assess whether the transaction price for those contracts include a significant financing component. We have elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, we impute interest on such contracts at an agreed upon interest rate and will present the financing components separately as financial income. For the three months ended March 31, 2024 and 2023, we did not have any such financial income.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Revenue (including $0 and $46 from related parties, respectively)	$2,598	$5,804
Cost of goods sold	1,869	4,816
Gross profit	729	988

General and administrative	2,952	6,931
Selling and marketing	462	1,590
Research and development	275	735
Change in contingent consideration	(2,180)	(684)
Total operating expenses	1,509	8,572
Loss from operations	(780)	(7,584)
Interest expense, net	(145)	(799)
Change in fair value of warrant liabilities	873	2,672
Loss on extinguishment of long-term debt, net	—	(4,620)
Other income, net	14	4
Total other income (expense), net	742	(2,743)
Net loss before income taxes	(38)	(10,327)
Income tax benefit (expense)	—	—
Net loss	(38)	(10,327)
Net loss attributable to Agrify Corporation	$(38)	$(10,327)
Net loss per share attributable to Common Stockholders – basic and diluted (1)	$—	$(9.63)
Net (loss) income per share attributable to Common Stockholders – diluted	$—	$(9.63)
Weighted average common shares outstanding - basic and diluted (1)	8,894,229	1,072,292
Weighted average common shares outstanding - diluted (1)	8,894,229	1,072,292

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

The following table provides a breakdown of our revenue for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(In thousands)	2024	2023	Change	% Change
Cultivation solutions, including ancillary products and services	$86	$169	$(83)	(49)%
Agrify Insights software	62	30	32	107%
Facility build-outs	—	627	(627)	(100)%
Extraction solutions	2,450	4,978	(2,528)	(51)%
Total revenue	$2,598	$5,804	$(3,206)	(55)%

Revenues decreased by $3.2 million, or 55% for the three months ended March 31, 2024 compared to the same period in 2023. The comparative decrease in revenue was generated primarily from decreases in revenue from facility build-outs and extraction solutions. Extraction division revenues totaled $2.5 million in the first quarter of 2024. Additionally, design and build revenues decreased by $0.6 million due to the discontinued build-out of facilities under our TTK Solutions.

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

The following table provides a breakdown of our cost of goods sold for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(In thousands)	2024	2023	Change	% Change
Cultivation solutions, including ancillary products and services	$231	$533	$(302)	(57)%
Facility build-outs	—	720	(720)	(100)%
Extraction solutions	1,638	3,563	(1,925)	(54)%
Total cost of goods sold	$1,869	$4,816	$(2,947)	(61)%

Cost of goods sold decreased by $2.9 million, or 61%, for the three months ended March 31, 2024 compared to the same period in 2023. The comparative quarterly decrease in cost of goods sold is associated with decreases in cost of goods sold related to facility build-outs and extraction solutions.

Gross Profit

	Three months ended March 31,
(In thousands)	2024	2023	Change	% Change
Gross profit	$729	$988	$(259)	(26)%

Gross profit totaled $0.7 million, or 28.1% of total revenue during the three months ended March 31, 2024 compared to a gross loss of $1.0 million, or 17% of total revenue during the three months ended March 31, 2023. The comparative $0.3 million first-quarter year over year decrease in gross profit, as well as the comparative decrease in gross profit margin, is primarily attributable to a smaller decrease in costs of goods sold relative to the decrease in revenue for the period. During the first quarter of 2024, we realized a gross profit margin of 33% associated with our extraction solutions revenue, while we realized a gross profit margin of approximately (169)% on our cultivation-related revenues.

On a forward-looking basis, with the full year benefit of anticipated margin contribution associated with the extraction-related revenue contributions, the Company anticipates that gross margin performance, aided by our extraction-related equipment sales, will be in a mid-teens range. We anticipate that we will be able to improve upon that expected gross profit margin performance once we are able to generate meaningful software and production fee revenues from our TTK Solutions, which we currently expect to begin in the late third or early fourth quarter of 2024.

General and Administrative

	Three months ended March 31,
(In thousands)	2024	2023	Change	% Change
General and administrative	$2,952	$6,931	$(3,979)	(57)%

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

G&A expense decreased by $4.0 million, or 57%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease is attributable to payroll, benefits and related expenses decrease of $1.8 million, a decrease in consulting and other related expenses of $0.3 million, a decrease in insurance expenses of $0.5 million, a decrease in legal expense of $0.2 million.

Research and Development

	Three months ended March 31,
(In thousands)	2024	2023	Change	% Change
Research and development	$275	$735	$(460)	(63)%

Research and development (“R&D”) expenses consisted primarily of costs incurred for the development of our Agrify Insights software, next generation VFUs, and new extraction technology and methodology, which includes:

●	employee-related expenses, including salaries, benefits, and travel;

●	expenses incurred by the subcontractor under agreements to provide engineering work related to the development of our Agrify Insights software and next generation VFUs;

●	expenses related to our facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

R&D expense decreased by $0.5 million, or 63%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease is attributable to the reduction in personnel, outsourced consulting and materials purchased.

We expect to continue to invest in future developments of our VFUs, Agrify Insights software and our extraction products. As a percentage of net revenue, R&D expenses were 10.6% of total revenue for the three months ended March 31, 2024, compared to 12.7% for the three months ended March 31, 2023.

Selling and Marketing

	Three months ended March 31,
(In thousands)	2024	2023	Change	% Change
Selling and marketing	$462	$1,590	$(1,128)	(71)%

Selling and marketing expenses consist primarily of salaries and related costs of personnel, travel expenses, trade shows and advertising expenses.

Selling and marketing expenses decreased by $1.1 million, or 71%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease is attributable to a decrease in payroll, advertising, and trade show expenses.

Other Income, Net

	Three months ended March 31,
(In thousands)	2024	2023	Change	% Change
Interest expense, net	$(145)	$(799)	$654	(82)%
Other income, net	14	4	10	250%
Change in fair value of warrant liabilities	873	2,672	(1,799)	(67)%
Loss on extinguishment of notes payable	—	(4,620)	4,620	(100)%
Total other income, net	$742	$(2,743)	$3,485	(127)%

Interest expense decreased by $0.7 million, or 82%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease in interest expense is attributable mainly to the decrease in principal balance on outstanding loans.

The change in fair value of warrant liabilities during the three months ended March 31, 2024 for 1.8 million is related to the fair value remeasurement of warrants issued during March, August, and December, 2022.

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

Liquidity and Capital Resources

As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $0.1 million. Our current working capital needs are to support revenue growth, to fund construction and equipment financing commitments associated with our TTK Solutions, manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements and capital expenditures. We anticipate that we will allocate a significant portion of our current balance of working capital to satisfy the financing requirements of our current and future TTK arrangements. These arrangements require a significant amount of upfront capital necessary to fund construction, associated with facility build-outs, and equipment. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

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

On March 14, 2022, we entered into a Securities Purchase Agreement with the Former Lender. The Purchase Agreement provides for the issuance of the SPA Note in the aggregate amount of $65.0 million and a SPA Warrant to purchase up to an aggregate of 34,406 shares of Common Stock, with the potential for two potential subsequent closings for notes with an original principal amount of $35.0 million each.

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

On March 8, 2023, we entered into a new Securities Exchange Agreement. Pursuant to the March 2023 Exchange Agreement, we prepaid approximately $10.3 million in principal amount under the Exchange Note and exchanged $10.0 million in principal amount of the remaining balance of the Exchange Note for a new senior secured convertible note (the “Convertible Note”).

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

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the three months ended March 31, 2024, and 2023:

(In thousands)	March 31, 2024	March 31, 2023
Net cash (used in) provided by:
Operating activities	$(2,987)	$(9,469)
Investing activities	$328	9,795
Financing activities	$2,324	(9,307)
Net decrease in cash and cash equivalents	$(335)	$(8,981)

Cash Flow from Operating Activities

For the three months ended March 31, 2024, we incurred a net loss of $0.04 million, which included $0.4 million related to depreciation and amortization, $0.5 million of stock based compensation expense, and $0.9 million related to the change in fair value of warrant liabilities. Net cash was reduced by changes in operating assets and liabilities of $0.9 million.

For the three months ended March 31, 2023, we incurred a net loss of $10.3 million, which included $0.4 million related to depreciation and amortization, $0.9 million of stock based compensation expense, and $2.7 million related to the change in fair value of warrant liabilities. Net cash was reduced by changes in operating assets and liabilities of $2.4 million.

Cash Flow from Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities was $328.0 thousand, which resulted from cash outflows of $2.0 thousand for purchases of property and equipment.

For the three months ended March 31, 2023, net cash provided by investing activities was $9.8 million, which included cash outflows of $0.1 million in net purchases of property, plant and equipment and $0.6 million in issuances of notes receivable and cash inflows of $10.4 million related to proceeds from sales of securities.

Cash Flow from Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $2.3 million. Net cash provided by financing activities was primarily driven by repayments of notes payable of $0.2 million and proceeds from the issuance of common stock and warrants of $2.1 million.

For the three months ended March 31, 2023, net cash used in financing activities was $9.3 million. Net cash used in financing activities was primarily driven by repayments of notes payable of $10.8 and offset by proceeds from at-the-market offerings of $1.5 million.

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

The significant accounting policies and estimates that have been adopted and followed in the preparation of our consolidated financial statements are detailed in Note 1 - Overview, Basis of Presentation and Significant Accounting Policies included in our 2023 Annual Report and Note 1 - Overview, Basis of Presentation and Significant Accounting Policies to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no changes in these policies and estimates that had a significant impact on the financial condition and results of operations for the periods covered in this Quarterly Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by 17 C.F.R. § 229.10, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting previously identified in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and filed with the SEC on April 15, 2024, as amended on April 29, 2024 our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

We are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting, including hiring additional qualified personnel, further documentation and implementation of control procedures and the implementation of control monitoring. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the caption Legal Proceedings in Note 14 - Commitments and Contingencies to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which information is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment to Articles of Incorporation of Agrify Corporation, filed January 22, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024).
4.1	Senior Secured Amended, Restated and Consolidated Convertible Note dated January 25, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 8, 2024).
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.22 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 14, 2024).
10.1	Agrify 2022 Omnibus Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 18, 2023).
10.2	Term Sheet between Nature’s Miracle Holding Inc. and Agrify Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2024).
10.3	Term Sheet between Nature’s Miracle Holding Inc., CP Acquisitions LLC and GIC Acquisition, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2024).
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer
32.1**	Section 1350 Certification of principal executive officer and principal financial and accounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith in accordance with Item 601 (b)(32) of Regulation S-K.

†	Certain confidential portions of this exhibit were omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K because the identified confidential portions (i) are not material and (ii) are customarily and actually treated as private or confidential by the Company.

††	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRIFY CORPORATION

By:	/s/ Raymond Chang
Raymond Chang
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: May 21, 2024