Form 10-Q/A
period 2024-03-31
Agrify Corp
filed 2024-08-14
CIK 1800637

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

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Agrify Corporation for the quarter ended March 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on May 21, 2024 (the “Original Filing”).

On August 12, 2024, the Audit Committee of the Board of Directors (the “Audit Committee”) of Agrify Corporation (the “Company”), in consultation with management of the Company and the Company’s independent registered public accounting firm, GuzmanGray (“GuzmanGray”), concluded that the Company’s previously issued unaudited condensed consolidated interim financial statements as of and for the fiscal period ended March 31, 2024 included in the Company’s Quarterly Reports on Form 10-Q for such period should no longer be relied upon. Similarly, earnings releases, and investor communications describing the financial statements for the periods described above should no longer be relied upon. The Company identified an error in the accounting for a settlement agreement with a vendor which was effective in the first quarter of 2024.

As such, the Company is restating in this Form 10-Q/A the unaudited consolidated interim financial statements for the three-month period ended March 31, 2024.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1, Financial Information

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,
	2024 (As Restated)	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$95	$430
Marketable securities	4	4
Accounts receivable, net of allowance for credit losses of $2,512 and $1,887 at March 31, 2024 and December 31, 2023, respectively	211	1,149
Inventory, net of reserves of $17,184 and $17,599 at March 31, 2024 and December 31, 2023, respectively	18,648	19,094
Loan receivable, current	692	—
Prepaid expenses and other current assets	1,028	3,332
Total current assets	20,678	24,009
Loan receivable, net of allowance for credit losses of $18,885 and $19,215 at March 31, 2024 and December 31, 2023, respectively, net of current	10,891	11,583
Property and equipment, net	7,328	7,734
Operating lease right-of-use assets	1,651	1,803
Other non-current assets	99	141
Total assets	$40,647	$45,270
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$12,778	$20,766
Accrued expenses and other current liabilities	7,843	10,655
Operating lease liabilities, current	615	599
Long-term debt, current	696	766
Related party debt, current	1,000	4,444
Contract liabilities	3,784	4,019
Total current liabilities	26,716	41,249
Warrant liabilities	417	1,290
Operating lease liabilities, net of current	1,235	1,394
Related party debt, net of current	17,683	—
Long-term debt, net of current	47	16,047
Total liabilities	46,098	59,980

Commitments and contingencies (Note 14)

Stockholders’ deficit:
Common Stock, $0.001 par value per share, 35,000,000 and 10,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively, 13,275,702 and 1,702,243 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively (1)	13	2
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	255,867	250,855
Accumulated deficit	(261,561)	(265,797)
Total stockholders’ deficit attributable to Agrify	(5,681)	(14,940)
Non-controlling interests	230	230
Total liabilities and stockholders’ deficit	$40,647	$45,270

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

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2024 (As restated)	2023
Revenue (including $0 and $46 from related parties, respectively)	$2,598	$5,804
Cost of goods sold	2,433	4,816
Gross profit	165	988

General and administrative	4,094	6,931
Selling and marketing	462	1,590
Research and development	275	735
Gain on settlement of contingent liabilities	(5,935)	—
Change in contingent consideration	(2,180)	(684)
Total operating expenses	(3,284)	8,572
Operating income (loss)	3,449	(7,584)
Interest expense, net	(100)	(799)
Change in fair value of warrant liabilities	873	2,672
Loss on extinguishment of long-term debt, net	—	(4,620)
Other income, net	14	4
Total other income (expense), net	787	(2,743)
Net income (loss) before income taxes	4,236	(10,327)
Income tax benefit (expense)	—	—
Net income (loss)	4,236	(10,327)
Net income (loss) attributable to Agrify Corporation	$4,236	$(10,327)
Net income (loss) per share attributable to Common Stockholders – basic (1)	$0.48	$(9.63)
Net income (loss) per share attributable to Common Stockholders – diluted (1)	$0.23	$(9.63)
Weighted average common shares outstanding - basic	8,894,229	1,072,292
Weighted average common shares outstanding - diluted	19,960,605	1,072,292

(1)	Periods presented have been adjusted to reflect the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding reverse stock splits may be found in Note 1 – Overview, Basis of Presentation, and Significant Accounting Policies, included elsewhere in the notes to the consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock		Preferred A Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Deficit attributable to	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Agrify	Interests	Deficit
Balance at January 1, 2023	1,038,298	$1	—	$—	—	$—	$237,875	$(247,148)	$(9,272)	$231	$(9,041)
Stock-based compensation	—	—	—	—	—	—	859	—	859	—	859
Issuance of Common Stock through an “at the market” offering, net of fees	323,082	—	—	—	—	—	1,545	—	1,545	—	1,545
Issuance of Common Stock to Pure Pressure	366	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	17	—	—	—	—	—	—	—	—	—	—
Proceeds from Employee Stock Purchase Plan Shares	2,500	—	—	—	—	—	25	—	25	—	25
Net loss	—	—	—	—	—	—	—	(10,327)	(10,327)	—	(10,327)
Balance March 31, 2023	1,364,263	$1	—	$—	—	$—	$240,304	$(257,475)	$(17,170)	$231	$(16,939)

	Common Stock		Preferred Stock		Preferred A Stock		Additional Paid-in-	Accumulated Deficit	Total Stockholders’ Deficit attributable to Agrify	Non- Controlling	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(As restated)	(As restated)	Interests	(As restated)
Balance at January 1, 2024	1,701,243	$2	—	$—	—	$—	$250,855	$(265,797)	$(14,940)	$230	$(14,710)
Stock-based compensation	—	—	—	—	—	—	490	—	490	—	490
Issuance of Common Stock and prefunded warrants through public offering	2,760,000	3	—	—	—	—	2,120	—	2,123	—	2,123
Issuance of held-back shares from Sinclair acquisition	588	—	—	—	—	—	—	—	—	—	—
Cashless exercise of High Trail Warrants	3,132,217	3	—	—	—	—	(3)	—	—	—	—
Exercise of Prefunded Warrants issued through public offering	3,010,000	3	—	—	—	—	—	—	3	—	3
Conversion of Convertible Note	2,671,633	2	—	—	—	—	1,729	—	1,731	—	1,731
Contribution from troubled debt restructuring with related party	—	—	—	—	—	—	676	—	676	—	676
Stock split share adjustment	21	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	4,236	4,236	—	4,236
Balance March 31, 2024	13,275,702	$13	—	$—	—	$—	$255,867	$(261,561)	$(5,681)	$230	$(5,451)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2024 (As restated)	2023
Cash flows from operating activities:
Net income (loss) attributable to Agrify Corporation	$4,236	$(10,327)
Adjustments to reconcile net income (loss) attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	406	445
Amortization of debt discount	—	147
Amortization of issuance costs	—	24
Amortization of right of use assets	152	(133)
Stock based compensation expense	490	859
Change in fair value of warrant liabilities	(873)	(2,672)
Loss on extinguishment of long-term debt, net	—	4,620
Change in provision for credit losses, net	642	—
Recovery of provision for credit losses	(330)	—
Change in inventory reserves	(415)	—
Loss on disposal of property and equipment	2	—
Gain on settlement of contingent liability	(5,935)	—
Change in accrued acquisition liabilities due to issuance of held-back shares	(2,180)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	296	(127)
Inventory	861	1,401
Prepaid expenses and other current assets	2,321	(31)
Other non-current assets	42	173
Accounts payable	(2,056)	585
Accrued expenses and other current liabilities	(268)	(3,744)
Operating lease liabilities	(143)	184
Contract liabilities	(235)	(873)
Net cash and cash equivalents used in operating activities	(2,987)	(9,469)

Cash flows from investing activities:
Purchases of property and equipment	(2)	(59)
Proceeds from sale of marketable securities	—	10,446
Proceeds from repayment of loans receivable	330	—
Issuance of loans receivable	—	(592)
Net cash and cash equivalents provided by investing activities	328	9,795

Cash flows from financing activities:
Proceeds from Issuance of Common Stock through an S-1 and Prefunded Warrants offering	2,123	—
Proceeds from issuance of Common Stock through an “at the market” offering, net of fees	—	1,478
Proceeds from Employee Stock Purchase Plan Shares	—	25
Proceeds from exercise of S-1 Prefunded Warrants	3	—
Proceeds from issuance of related party notes	355	—
Repayments of notes payable, other	—	(71)
Repayment of debt in private placement	—	(10,307)
Payments on other financing loans	—	(1)
Payments on insurance financing loans	(157)	(396)
Payments of financing leases	—	(35)
Net cash and cash equivalents provided by (used in) financing activities	2,324	(9,307)
Net decrease in cash and cash equivalents	(335)	(8,981)
Cash and cash equivalents at the beginning of period	430	10,457
Cash and cash equivalents at the end of period	$95	$1,476
Supplemental disclosures
Cash paid for interest	$47	$—
Supplemental disclosures of non-cash flow information
Cashless exercise of High-Trail warrants	$3	$—
Financing of prepaid insurance	$17	$1,820
Trade payables refinanced into consolidated notes payable	$—	$—
Accrued interest consolidated into related party debt	$364	$—
Contribution from troubled debt restructuring with related party	$676	$—
Consolidation of related party debt principal	$3,799	$—
Conversion of convertible notes	$1,731	$—

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

Restatement of Previously Issued Quarterly Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2024

As further described below, our unaudited condensed consolidated financial statements covering the quarterly reporting period ended March 31, 2024 have been revised to reflect the correction of errors.

Restatement Background

The need for the restatement arose out of the results of certain reassessment by the Company of the accounting for the settlement agreement entered into by the Company with Mack Molding Co which became effective in the first quarter of 2024 (See Note 14 - Commitments and Contingencies). Management determined that the gain from the derecognized contingent liability should be recognized fully in Q1, rather than over time as previously reported. Consequently, the Company concluded that the accounting treatment applied in the first quarter of 2024 was not appropriate. Therefore, the Company misstated inventory, accounts payable, notes payable, accumulated deficit and total stockholders’ equity (deficit), on the face of the unaudited condensed consolidated balance sheet as of March 31, 2024, and cost of goods sold, general and administrative expenses, gain on settlement of contingent liabilities, and interest income (expense), net, on the unaudited condensed consolidated statement of operations, for the three months ended March 31, 2024. The Company principally attributes the errors to a material weakness in internal controls over financial reporting, as disclosed in Item II, Part 9A of this Annual Report on Form 10-K. The Company has commenced procedures to remediate the material weaknesses. However, these material weaknesses will not be considered remediated until the applicable remedial actions have been fully implemented and the Company has concluded that these controls are operating effectively for a sufficient period of time.

Restatement Adjustments

The following tables summarizes the effect of the errors on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2024 and unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2024:

	March 31, 2024 As Previously Reported	Adjustment	March 31, 2024 As Restated
Inventory	$18,862	$(214)	$18,648
Accounts payable	12,428	350	12,778
Notes payable, current	$1,374	$(1,374)	$—
Notes payable, net of current	3,464	(3,464)	—
Accumulated deficit	(265,835)	4,274	(261,561)
Total stockholders’ equity (deficit)	(9,725)	4,274	(5,451)

	Three Months Ended March 31, 2024 As Previously Reported	Adjustment	Three Months Ended March 31, 2024 As Restated
Cost of goods sold	$1,869	$564	$2,433
Gross profit	729	(564)	165
General and administrative	2,952	1,142	4,094
Gain on settlement of contingent liabilities	—	(5,935)	(5,935)
Operating (loss) income	(780)	4,229	3,449
Interest income (expense), net	(145)	45	(100)
Net (loss) income	(38)	4,274	4,236
Basic	$0.00	$0.48	$0.48
Diluted	$0.00	$0.23	$0.23

While the adjustments changed net loss, gain on supply agreement, gain on revaluation of contingent liability, gain on settlement of contingent liabilities, inventory, and accounts payable line items in the unaudited condensed consolidated cash flow statement, they did not have an impact on total net cash used in operating activities, net cash used in investing activities, or net cash provided by financing activities.

	Three Months Ended March 31, 2024 As Previously Reported	Adjustment	Three Months Ended March 31, 2024 As Restated
Cash flows from operating activities
Net loss	$(38)	$4,274	$4,236
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on supply agreement	(1,142)	1,142	—
Gain on revaluation of contingent liability	(564)	564	—
Gain on settlement of contingent liabilities	—	(5,935)	(5,935)
Changes in operating assets and liabilities
Inventory	1,211	(350)	861
Accounts payable	(2,361)	305	(2,056)
Net cash used in operating activities	$(2,987)	$—	$(2,987)

The related notes to the unaudited condensed consolidated financial statements have also been restated to reflect the error corrections described above.

Basis of Presentation and Principles of Consolidation

These interim unaudited condensed consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim unaudited condensed consolidated financial statements have been included. The results reported in the unaudited condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on April 15, 2024.

Accounting for Wholly-Owned Subsidiaries

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Agrify Corporation and its wholly-owned subsidiaries, as described above, in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Company includes results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances are eliminated.

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

Going Concern

In accordance with the FASB Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern, the Company’s management evaluated whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the financial statements’ issuance date. The following matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The Company has incurred operating losses since its inception and has negative cash flows from operations and a working capital deficit. The Company also has an accumulated deficit of $261.6 million as of March 31, 2024. The Company’s primary sources of liquidity are its cash and cash equivalents and marketable securities, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC regulations, from the capital market. As of March 31, 2024, the Company had $0.1 million of cash, cash equivalents, and marketable securities. The Company had no restricted cash as of March 31, 2024. Current liabilities were $26.7 million as of March 31, 2024.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company believes these conditions raise substantial doubt about its ability to continue as a going concern within the next twelve-months from the date these unaudited condensed consolidated financial statements are available to be issued. The Company’s continuation as a going concern is dependent upon its ability to obtain the necessary debt or equity financing to continue operations until the Company begins generating sufficient cash flows from operations to meet its obligations. If the Company is unable raise additional funds, it may be forced to cease operations.

On February 28, 2024, the company raised net proceeds of $2.2 million via the issuance of common stock and prefunded warrants in a public offering through Alexander Capital and is recorded within common stock and additional paid-in capital on the Company’s unaudited condensed consolidated balance sheet. The Company intends to raise additional capital later this year to support its 2024 and 2025 funding needs. The Company also continues to make additional adjustments in headcount, salary, travel, sales and marketing spending, but there is no guarantee that these ongoing cost-cutting efforts or capital raises will be sufficient to maintain operations.

There is no assurance that the Company will ever be profitable. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the potential future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates include assumptions about collection of accounts and loans receivable, the valuation and recognition of stock-based compensation expense, valuation allowance for deferred tax assets, the valuation of inventory, and useful life of property and equipment. The Company bases its estimates on historical experience, known trends and other market-specific information, other relevant factors that it believes to be reasonable under the circumstances, and management’s judgement. On an ongoing basis, the Company evaluates its estimates when there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual financial results could differ from those estimates.

The Company regularly evaluates its assets, including asset groups or reporting units, for impairment in accordance with U.S. GAAP. The Company is aware of the impact that prolonged net losses can have on the fair value of underlying assets and the overall company. The Company is committed to ensuring that the carrying amounts of its assets are appropriately assessed and adjusted for any impairment, reflecting a true and fair view of its financial position.

Accounts Receivable, Net and Loans Receivable, Net

Accounts receivable, net, primarily consists of amounts for goods and services that are billed and currently due from customers. The composition of loan receivable, net is detailed in Note 5 - Loans Receivable. In accordance with ASC 310-10, accounts receivable and loan receivable balances are presented net of an allowance for credit losses, which are an estimate of billed or borrowed amounts that may not be collectible. In determining the amount of the allowance at each reporting date, management makes judgments about general economic conditions, historical write-off experience, and any specific risks identified in customer or borrower collection matters, including the aging of unpaid accounts receivable and changes in customer or borrower financial conditions. Accounts and loans receivable balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for credit losses are recorded as general and administrative expenses in the consolidated statements of operations.

Concentration of Credit Risk and Significant Customer

Financial instruments that potentially subject the Company to a concentration of credit risk primarily consist of cash, cash equivalents, marketable securities, accounts receivable, and loans receivable. Cash equivalents primarily consist of money market funds with original maturities of three months or less, which are invested primarily with U.S. financial institutions. Cash deposits with financial institutions generally exceed federally insured limits. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.

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

Inventories

The Company values all its inventories, which consist primarily of significant raw material hardware components, at the lower of cost or net realizable value, with cost principally determined by the weighted-average cost method on a first-in, first-out basis. Write-offs of potentially slow-moving or damaged inventory are recorded through specific identification of obsolete or damaged material. The Company takes a physical inventory count at least once annually at all inventory locations.

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

The estimated useful lives of the Company’s property and equipment are periodically assessed to determine if changes are appropriate. The Company charges maintenance and repairs to expense as incurred. When the Company retires or disposes of assets, the carrying cost of these assets and related accumulated depreciation or amortization are eliminated from the condensed consolidated balance sheets and any resulting gain or loss is included in the condensed consolidated statements of operations in the period of retirement or disposal.

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

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that are precluded from equity classification, they are recorded as a liability at their initial fair value on the date of issuance and subject to remeasurement on each balance sheet date with changes in the estimated fair value of the warrants to be recognized as an unrealized gain or loss in the unaudited condensed consolidated statements of operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities, accounts receivable, accounts payable, accrued expenses, warrant liabilities, and loans receivable. Refer to Note 4 - Fair Value Measures, included elsewhere in the notes to the unaudited condensed consolidated financial statements for details of the Company’s financial instruments.

Revenue Recognition

Overview

The Company generates revenue from the following sources: (1) equipment sales, (2) providing services and (3) construction contracts.

In accordance with ASC 606 Revenue Recognition, the Company recognizes revenue from contracts with customers using a five-step model, which is described below:

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

Judgment is required to determine the SSP for each distinct performance obligation. The Company determines SSP based on the price at which the performance obligation is sold separately and the methods of estimating SSP under the guidance of ASC 606-10-32-33. If the SSP is not observable through past transactions, the Company estimates the SSP, taking into account available information such as market conditions, expected margins, and internally approved pricing guidelines related to the performance obligations. The Company licenses its software as a service (“SaaS”) type subscription license, whereby the customer only has a right to access the software over a specified time period. The full value of the contract is recognized ratably over the contractual term of the SaaS subscription, adjusted monthly if tiered pricing is relevant. The Company typically satisfies its performance obligations for equipment sales when equipment is made available for shipment to the customer; for services sales as services are rendered to the customer and for construction contracts both as services are rendered and when the contract is completed.

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

The Company receives payment from customers based on specified terms that are generally less than 30 days from the satisfaction of performance obligations. There are no contract assets related to performance under the contract. The difference in the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The Company fulfills obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. The Company recognizes a contract liability when consideration has been received or an amount of consideration is due from the customer, and the Company has a future obligation to transfer certain proprietary products.

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and generally transfers to its customers the warranties it receives from its vendors, if any, which generally cover this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. The Company maintained a reserve for warranty returns of $0.4 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively. The Company’s reserve for warranty returns is included in accrued expenses and other current liabilities in its unaudited condensed consolidated balance sheets. Additional information regarding the Company’s warranty reserve may be found in Note 3 – Supplemental Consolidated Balance Sheet Information, included elsewhere in the notes to the unaudited condensed consolidated financial statements.

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

Net Loss Per Share

The Company presents basic and diluted net (loss) income per share attributable to common stockholders in conformity with the one-class method. The Company computes basic (loss) income per share by dividing net (loss) income available to common stockholders by the weighted-average number of common stock outstanding. Diluted (loss) income per share adjusts basic (loss) income per share for the potentially dilutive impact of convertible notes, stock options, restricted stock units and warrants. As the Company has reported losses for the three months ended March 31, 2023, all potentially dilutive securities including convertible notes, stock options, restricted stock units and warrants, are anti-dilutive, and accordingly, basic net loss per share equals diluted net loss per share for that period. For the three months ended March 31, 2024, the Company adjusts the net income available to common stockholders and the weighted average common stock outstanding for the effect of dilutive securities as presented within Note 13 — Net (Loss) Income Per Share.

Net loss per share calculations for all periods have been adjusted to reflect the reverse stock split effected on July 5, 2023. Net loss per share was calculated based on the weighted-average number of common stock outstanding.

Recently Announced Accounting Pronouncements

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard applies to all entities subject to income taxes and is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently in the process of evaluating the effect of this guidance on its financial statements.

Other recent accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

Note 2 — Revenue and Contract Liabilities

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

Contract Liabilities

Changes in the Company’s current contract liabilities balance for the three months ended March 31, 2024 and the year ended December 31, 2023 were as follows:

(In thousands)	Three months ended March 31, 2024	Year ended December 31, 2023
Contract liabilities – beginning of period	$4,019	$4,112
Additions	1,160	4,905
Recognized	(1,395)	(4,998)
Contract liabilities – end of period	$3,784	$4,019

Contract liabilities balances primarily consist of customer deposits on the Company’s cultivation and extraction solutions equipment. As of March 31, 2024 and December 31, 2023, all of the Company’s contract liabilities balances were reported as current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Note 3 — Supplemental Condensed Consolidated Balance Sheet Information

Accounts Receivable, net

Accounts receivable consisted of the following as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Accounts receivable, gross	$2,723	$3,036
Less allowance for credit losses	(2,512)	(1,887)
Accounts receivable, net	$211	$1,149

The changes in the allowance for credit losses accounts consisted of the following:

(In thousands)	Three months ended March 31, 2024	Year ended December 31, 2023
Allowance for credit losses - beginning of period	$1,887	$4,605
(Recovery of) allowance for credit losses	642	(1,426)
Accounts receivable written-off	(17)	(1,292)
Allowance for credit losses - end of period	$2,512	$1,887

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Other receivables, other	$536	$659
Prepaid insurance	352	454
Prepaid expenses, other	93	82
Prepaid software	31	70
Prepaid materials	16	13
Prepaid settlement asset	—	2,054
Total prepaid expenses and other current assets	$1,028	$3,332

The Company recorded in the fourth quarter of the year ended December 31, 2023 a prepaid settlement asset in connection with the Modification and Settlement Agreement entered into with Mack Molding Co. as described in detail within Note 14 — Commitments and Contingencies. This amount represents the value of warrants to be issued to Mack Molding Co. upon satisfaction of the terms of the settlement agreement and one $500 thousand prepayment to Mack Molding Co. During the quarter ended March 31, 2024, the conditions of the agreement were met and the prepaid settlement asset was derecognized and recorded into gain on settlement of contingent liabilities upon the closing of the settlement.

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

Construction in Progress (“CIP”) includes all direct and indirect costs related to the construction, development, or acquisition of tangible property and equipment that is not yet ready for use. All costs incurred during the construction phase are accumulated in the CIP account. Costs remain in the CIP account until the asset is substantially complete and ready for its intended use. Once the asset is ready for use, the total accumulated costs are transferred from the CIP account to the appropriate property and equipment account. The asset is then depreciated over its estimated useful life from the date it is placed into service. CIP is reviewed regularly to ensure that all costs are accurate and that the project is progressing as planned. Any indication of impairment is assessed, and if the carrying amount exceeds the recoverable amount, an impairment loss is recognized.

During the year ended December 31, 2023, the Company sold property and equipment in exchange for proceeds of $105,000, resulting in a gain of $144,000. During the year ended December 31, 2023, the Company retired certain fully depreciated property and equipment which had an original cost of $444,000.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Sales tax payable (1)	$5,320	$5,338
Accrued construction costs	1,312	1,412
Accrued professional fees	423	457
Accrued warranty expenses	415	420
Compensation related fees	313	474
Accrued consulting fees	45	43
Accrued interest expense	12	321
Accrued inventory purchases	3	10
Accrued acquisition liabilities	—	2,180
Total accrued expenses and other current liabilities	$7,843	$10,655

(1)	Sales tax payable primarily represents identified sales and use tax liabilities arising from our acquisition of Precision and Cascade. These amounts are included as part of our initial purchase price allocations and are the subject matter of an indemnification claim under the Precision and Cascade acquisition agreement.

Accrued acquisition liabilities

Resulting from the 2021 acquisitions of Precision Extraction Newco, LLC (“Precision”) and Cascade Sciences, LLC (“Cascade”) from Sinclair Scientific, LLC (“Sinclair”), the Company withheld from the transaction shares issuable to Precision and Cascade for the purpose of securing any post-closing adjustment owed to the Company and any claim for indemnification or payment of damages to which the Company may be entitled under the purchase agreement. The accrued acquisition liabilities as of December 31, 2023 represent the value of this held back Common Stock at the price per share at the time of the transaction.

On June 15, 2023, the Company and its wholly-owned subsidiary, Precision, filed an Amended Verified Complaint in the Court of Chancery of the State of Delaware against Sinclair and certain individual defendants (the “Delaware Action”). The claims filed in the Delaware Action concern various breaches of the Plan of Merger and Equity Purchase Agreement dated September 29, 2021, by and between the Company, Sinclair, Mass2Media, LLC, and certain of their members (the “Merger Agreement”). In response to the Delaware Action, certain of the defendants filed counterclaims for breach of contract and declaratory judgment against the Company and Precision alleging breach of the Merger Agreement. Pursuant to a Settlement and Release Agreement, dated December 14, 2023, the Company and Sinclair dismissed all legal claims and entered into a settlement for an undisclosed amount. As a result of this settlement, the Company derecognized the accrued acquisition liability and issued the held back Common Stock in the first quarter of 2024 at Agrify’s price per share at the time of issuance. The difference between the value of the shares at issuance and the derecognized liabilities was recorded as a gain within change in contingent consideration within the Company’s condensed and consolidated statement of operations for the three months ended March 31, 2024.

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

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, loans receivable, accounts payable, accrued expenses, contingent consideration, operating lease liabilities, long-term debt, related party debt, and warrant liabilities. Fair value information for each of these instruments as well as other balances of the Company are as follows:

●	Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value based on the short-term nature of these instruments.

●	Marketable securities classified as current held-to-maturity securities are recorded at amortized cost, which at March 31, 2024 and December 31, 2023, approximated fair value.

●	Loans receivable are presented net of an allowance for estimated credit losses, which approximates fair value.

●	The Company’s contingent consideration was recorded in connection with acquisitions during the three months ended March 31, 2024 and fiscal 2023 using an estimated fair value discount at the time of the transactions. As of March 31, 2024 and December 31, 2023, the carrying value of the contingent consideration approximated fair value.

●	The carrying value of lease liabilities approximates fair value due to the implicit discount rates used in the determination of the lease liabilities being consistent with the Company’s incremental borrowing rates at the time of lease inception and accounting for the duration of the leases.

●	Long-term debt and related party debt, including the debt that has undergone troubled debt restructuring, is carried at amortized cost, dictated by the prevailing market interest rates at the time of each transaction in accordance with ASC 470, Debt.

●	The Company’s warrant liabilities are marked-to-market each reporting period with the changes in fair value of warrant liabilities recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations until the warrants are exercised. The fair value of the warrant liabilities are estimated using a Black-Scholes option-pricing model.

Marketable Securities

As of March 31, 2024 and December 31, 2023, the Company held investments in money market funds. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy. The fair value of the Company’s money market funds as of March 31, 2024 and December 31, 2023 is $4 thousand for both years, respectively.

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

In Q3 2022, Agrify became aware that Bud & Mary’s was not in compliance with all debt covenants as defined in the loan agreement which resulted in Agrify issuing a loan acceleration letter to Bud & Mary’s on September 15, 2022, demanding full repayment of the construction loan under the loan agreement dated May 12, 2021. Consequently, the Company established a reserve of $14.7 million specifically related to Bud & Mary’s. As of March 31, 2024 the allowance related to Bud & Mary’s was reduced to $14.4 million, reflecting a recovery of allowance for credit losses resulting from a loan repayment of $330 thousand that was previously included in the allowance.

Hannah Industries (“Hannah”) - Customer 125

As of December 31, 2022, the Company was unable to provide additional financing to Hannah Industries under the TTK Solution program to complete the build out and development of Hannah’s cultivation business. As a result, the Company concluded that the existing receivable due from Hannah was impaired as of this date. Given the uncertainty around the customer’s ability to repay the outstanding balance of the loan as well as the absence of value attributed to any collateral from Hannah, an allowance for credit losses was recognized for 50% of the total outstanding receivable balance as of December 31, 2022. The Company recognized an allowance for credit losses related to the Hannah loan receivable in the amount of $4.5 million as of December 31, 2022. In October 2023, the Company remitted an additional $250 thousand to Hannah under the TTK Solution program, on which an allowance was not recorded. Therefore the allowance on the Hannah loan remains at $4.5 million as of March 31, 2024.

Once the project is completed, the customer will begin making monthly payments based on the harvest.

Nevada Holistics (“Tree house”) - Customer 24096

As of March 2024, Nevada Holistics has a current balance of $692 due in relation to the TTK loan. The project went live in Q2 2023. After the 90 day period for the first harvest, the customer was given an additional 6-month grace period which ended in Q1 2024. Upon completion of this grace period, the Company began invoicing the customer each month for a portion of the outstanding loan balance. The borrower will begin making monthly payments in Q2 2024 based on what is produced through harvests. Monthly payments are calculated based off of the Production Success Fees (‘PSF”) generated from each harvest. Upon issuance of each invoice, that portion of the loan is reclassified into loan receivable, current on the unaudited condensed consolidated balance sheets.

The breakdown of loans receivable by customer as of March 31, 2024 and December 31, 2023 were as follows:

(In thousands)	March 31, 2024	December 31, 2023
Customer 139	$14,361	$14,691
Customer 125	9,297	9,297
Customer 24096	6,810	6,810
Allowance for credit losses	(18,885)	(19,215)
Total loan receivable, net of allowance for credit losses	$11,583	$11,583
Less: current portion	(692)	—
Total loan receivable, net of current	$10,891	$11,583

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

Inventory consisted of the following as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Raw materials	$22,392	$23,449
Prepaid inventory	816	924
Finished goods	7,848	7,438
Inventory for resale	4,776	4,882
Inventory, gross	35,832	36,693
Inventory reserves	(17,184)	(17,599)
Total inventory, net	$18,648	$19,094

Inventory Reserves

The Company establishes an inventory reserve for obsolete, slow moving, and defective inventory. The Company calculates inventory reserves for obsolete, slow moving, or defective items as the difference between the cost of inventory and its estimated net realizable value. The reserves are based upon management’s expected method of disposition.

Changes in the Company’s inventory reserve are as follows:

(In thousands)	Three months ended March 31, 2024	Year ended December 31, 2023
Inventory reserves – beginning of period	$17,599	$32,422
(Decrease) increase in inventory reserves	(415)	(14,823)
Inventory reserves – end of period	$17,184	$17,599

Note 7 – Debt

The Company’s debt consisted of:

(In thousands)	March 31, 2024	December 31, 2023
Related party debt:
Consolidated CP Acquisitions Note	$17,683	$—
CP Acquisitions Junior Secured Note	—	3,799
GIC Acquisition Note	1,000	645
Total related party debt	18,683	4,444
Less: current portion	(1,000)	(4,444)
Related party debt, net of current	$17,683	$—

Long-term debt:
Exchange Note	$—	$6,669
Convertible Note	—	7,840
PPP Loan	517	518
Other notes payable (1)	226	367
Unamortized debt premium	—	1,419
Total long-term debt	743	16,813
Less: current portion	(696)	(766)
Long-term debt, net of current	$47	$16,047

(1)	Other notes payable relates to a one-year insurance premium that was financed over nine-months and incurred interest expense of approximately $7 thousand for the three months ended March 31, 2024. Other notes payable also includes the Navitas Loan with a balance of $5 thousand as of March 31, 2024.

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

CP Acquisitions Junior Secured Note

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

As of March 31, 2024, future minimum payments on all debt positions were as follows:

Years ending December 31 (In thousands),
Remaining 2024	$2,487
2025	16,938
Total future payments	$19,426

Note 8 — Leases

The determination if any arrangement contained a lease at its inception was done based on whether or not the Company has the right to control the asset during the contract period. The lease term was determined assuming the exercise of options that were reasonably certain to occur. Leases with a lease term of 12 months or less at inception were not reflected in the Company’s balance sheet and those lease costs are expensed on a straight-line basis over the respective term. Leases with a term greater than 12 months were reflected as non-current right-of-use assets and current and non-current lease liabilities in the Company’s unaudited condensed consolidated balance sheets.

As the implicit interest rate in its leases was generally not known, the Company’s used its incremental borrowing rate as the discount rate for purposes of determining the present value of its lease liabilities. The Company’s incremental borrowing rate was determined using the interest rate on a long term debt position entered into at approximately the same time and for the same duration as the lease. At March 31, 2024 and December 31, 2023, the Company’s weighted-average discount rate utilized for its leases was 7.50% and 7.51%, respectively.

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

Additional information on the Company’s operating and financing lease activity was as follows:

	Three months ended March 31,
(In thousands)	2024	2023
Operating lease cost	$130	$236
Finance lease cost:
Amortization of right-of-use assets	—	45
Interest on lease liabilities	—	6
Total lease cost	$130	$287

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term – operating leases	2.85 years	3.09 years
Weighted-average remaining lease term – finance leases	—	—
Weighted-average discount rate – operating leases	7.50%	7.51%
Weighted-average discount rate – finance leases	—%	—%

(In thousands)	Balance Sheet Location	March 31, 2024	December 31, 2023
Assets
Right-of-use assets, net	Right-of-use, net	$1,651	$1,803
Total lease assets		$1,651	$1,803

Liabilities
Operating lease liabilities, current	Operating lease liabilities, current	$615	$599
Operating lease liabilities, non-current	Operating lease liabilities, non-current	1,235	1,394
Total operating lease liabilities		$1,850	$1,993

Maturities of operating lease liabilities as of March 31, 2024 are as follows:

Years ending December 31 (In thousands),	Operating lease
Remaining 2024	548
2025	748
2026	560
2027	202
Total minimum lease payments	2,058
Less discount	(208)
Total lease liabilities	$1,850

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

The Company issued 67,237 warrants to purchase common stock to Alexander Capital, L.P., referred to as the Placement Agents Warrants above. The warrants were classified as equity warrants and recorded under additional paid-in capital in the unaudited condensed consolidated balance sheets. The warrants have a five-year term and exercise price of 100% of the offering price, and are subject to adjustment for stock splits, reverse stock splits, stock dividends, and similar transactions. The warrants will be exercisable on a cash basis, unless there is not an effective registration statement covering the issuance of the shares issuable upon exercise of the warrants or if shareholder approval for the full exercise of the warrants are not received, in which case the Modified Warrant will also be exercisable on a cashless exercise basis at Alexander Capital election.

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

Note 10 — Stock-Based Compensation and Employee Benefit Plans

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which replaced the 2020 Stock Option Plan (the “2020 Plan”). The 2022 Plan provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards and cash-based awards. The aggregate number of shares of Common Stock that may be reserved and available for grant and issuance under the 2022 Plan is 26,483 shares and 250,000 additional shares issued upon approval by the Board of Directors on January 8, 2024. Shares will be deemed to have been issued under the 2022 Plan solely to the extent actually issued and delivered pursuant to an award. The 2022 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors. As of March 31, 2024, there were 57,719 shares of Common Stock available to be granted under the Company’s 2022 Plan.

The Company’s stock compensation expense was $0.5 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.

Stock Options

For the three months ended March 31, 2024, there were no options granted, exercised, forfeited or expired under the Company’s stock option plans. There were 10,310 options outstanding with a weighted average exercise price of $1,595.92 as of March 31, 2024 and December 31, 2023. There were 10,206 options vested and exercisable with a weighted average exercise price of $1,594.66 as of March 31, 2024. There were 10,310 options vested and expected to vest with a weighted average exercise price of $1,595.92 as of March 31, 2024

As of March 31, 2024, total unrecognized compensation expense related to unvested options under the Company’s 2022 Plan was $1.5 thousand, which is expected to be recognized over a weighted average period of years.

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

Note 11 — Stock Warrants

The following tables present all warrant activity of the Company for the three months ended March 31, 2024:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding at December 31, 2023	5,380,299	$10.83
Granted	4,030,921	0.03
Exercised	(6,142,217)	—
Forfeited	(3,081)	—
Warrants outstanding at March 31, 2024	3,265,922	$17.50

The Company received proceeds from the exercise of warrants of $3 thousand for the three months ended March 31, 2024.

Note 12 — Income Taxes

The Company’s effective income tax rate is both 0% for the three months ended March 31, 2024 and 2023, respectively. There were no provisions for (benefits from) income taxes for both years, respectively. There is no difference between the Company’s effective tax rates for the 2024 and 2023 periods. There was no change in the provision for (benefit from) income taxes for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Note 13 — Net Loss Per Share

Net (loss) income per share calculations for all periods have been adjusted to reflect the Company’s reverse stock splits. Net (loss) income per share was calculated based on the weighted-average number of the Company’s Common Stock outstanding.

Basic net (loss) income per share is calculated using the weighted-average number of Common Stock outstanding during the periods. Diluted net loss per share is computed by giving effect to all potential shares of Common Stock, including convertible notes, outstanding stock options, stock related to unvested restricted stock units, and outstanding warrants to the extent dilutive. Net loss per share, assuming dilution, is equal to basic net loss per share for the three months ended March 31, 2024 and 2023 because the effect of dilutive securities outstanding during the periods, including convertible notes, options, restricted stock units and warrants computed using the treasury stock method, is anti-dilutive.

The components of basic and diluted net loss per share were as follows:

	Three months ended March 31,
(In thousands, except share and per share data)	2024 (As restated)	2023
Numerator:
Numerator for diluted EPS - net (loss) income available to common stockholders after assumed conversions	$4,533	$(10,327)
Effect of dilutive securities:
Interest expense on convertible notes	$297	$—
Numerator for diluted EPS - net (loss) income available to common stockholders after assumed conversions	$4,533	$(10,327)
Denominator:
Denominator for basic EPS - weighted-average common stock outstanding	8,894,229	1,072,292
Effect of dilutive securities:
Conversion of convertible notes	11,066,376	—
Denominator for diluted EPS - adjusted weighted-average common stock outstanding and assumed conversions	19,960,605	1,072,292
Basic net loss (income) per share attributable to common stockholders	$0.48	$(9.63)
Diluted net loss (income) per share attributable to common stockholders	$0.23	$(9.63)

As of March 31, 2024, the Company had convertible notes outstanding with a principal balance of approximately $14.8 million convertible into 10,332,411 shares of Common Stock. During the three months ended March 31, 2024, the Company also converted a portion of the convertible notes into 2,671,633 shares of Common Stock. Given the nominal exercise price of the Company’s issuance of Pre-funded Warrants, such Pre-funded Warrants are included in in the calculation of basic net (loss) income per share and weighted for the period outstanding from issuance to March 31, 2024. The exercise price per warrant is deemed non-substantive when compared to the fair value of the underlying common shares. In determination of the denominator for diluted EPS for the three months ended March 31, 2024, the Company assumed conversion of the 2,671,633 shares of Common Stock as of the beginning of the period, January 1, 2024, eliminating the weighting of the shares from issuance to March 31, 2024. The Company also included in the denominator for diluted EPS for the three months ended March 31, 2024, the assumed conversion of 10,332,411 shares of Common Stock related to the convertible notes.

For each of the periods presented, the Company’s potential dilutive securities, which include stock options, restricted stock units, and warrants, have been excluded from the computation of basic and diluted net (loss) income per share with the exception of the Pre-funded Warrants, or penny warrants, which are included in the computation, as detailed above. The weighted-average number of Common Shares outstanding used to calculate both basic and diluted net loss per share attributable to Common Stockholders is the same for the three months ended March 31, 2023. The Company excluded the following potential Common Stock equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Common Stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2024	2023
Shares subject to outstanding stock options	10,206	10,562
Shares subject to unvested restricted stock units	1,835	6,307
Shares subject to outstanding warrants	3,265,922	1,495,001
	3,277,963	1,511,870

Note 14 — Commitments and Contingencies

Legal Matters

From time to time, the Company may become involved in material legal proceedings or be subject to claims arising in the ordinary course of our business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Bowdoin Construction Corp. Litigation

On February 22, 2023, Bowdoin Construction Corp. (“Bowdoin”) filed a complaint (the “Bowdoin Complaint”) in the Superior Court of Massachusetts in Norfolk County naming the Company, Bud & Mary’s and certain related parties as defendants, captioned Bowdoin Construction Corp. v. Agrify Corporation, Bud & Mary’s Cultivation, Inc. and BMLC2, LLC, case no. 2382CV00173. The Bowdoin Complaint relates to a construction contract between Bowdoin and the Company relating to the property that is the subject of the Bud & Mary’s Complaint, and alleges breach of contract by Bud & Mary’s and by the Company due to nonpayment of approximately $6.3 million due under the contract and related indemnification claims and mechanics’ liens. The $6.3 million is included in accounts payable in the unaudited condensed consolidated balance sheet. One of Bowdoin’s subs, Hannon Electric, Inc. has filed a separate suit against Agrify in the amount of $1.498 million. The amount is part of the $6.3 million claimed in Bowdoin’s complaint. The Company is entitled to indemnification by Bud & Mary’s and intends to vigorously defend this claim.

Mack Molding Co.

In December 2020, the Company entered into a five-year supply agreement with Mack Molding Co. (“Mack”) pursuant to which Mack will become a key supplier of VFUs. In February 2021, the Company placed a purchase order with Mack amounting to approximately $5.2 million towards the initial production of VFUs during 2021. Since February 2021, the Company increased the purchase order with Mack to approximately $26.5 million towards production of VFUs during 2021 and 2022. The Company believed the supply agreement with Mack would provide the Company with increased scaling capabilities and the ability to meet the potential future demand of its customers more efficiently. The supply agreement contemplates that, following an introductory period, the Company will negotiate a minimum percentage of the VFU requirements that the Company will purchase from Mack each year based on the agreed-upon pricing formula. The introductory period is not time-based but rather refers to the production of an initial number of units after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. The Company believed this approach would result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack. On October 11, 2022, the Company received a $9.4 million invoice from Mack for inventory purchased on the Company’s behalf to build VFUs. As part of the terms of the contract manufacturing agreement, Mack had the contractual right to bill the Company for any inventory that had aged greater than nine months. Due to the slowdown in the demand for the VFUs and the lack of a demand forecast that the Company could provide to the vendor, Mack exercised the right to invoice the Company for the slow-moving inventory. As of December 31, 2022, the Company recognized a contingent liability in the amount of $8.4 million, representing an estimate of the amount payable to Mack with respect to the original Mack purchase agreement, and which was included in accounts payable in the unaudited condensed consolidated balance sheet. On March 2, 2023, Mack filed an arbitration action seeking the amounts owed to Mack for purchased inventory. On October 27, 2023, and effective as of October 18, 2023, Mack and the Company entered into a Modification and Settlement Agreement (the “Modification Agreement”) with respect to the dispute rather than engaging in litigation through the courts.

On February 29, 2024, the Company met its contractual obligations under the terms of the Modification Agreement. In settlement of the dispute, the Company made cash payments of $500,000 and $250,000 to Mack and issued to Mack a warrant to purchase 750,000 shares of the Company’s Common Stock. In the first quarter of 2024, management derecognized the previously recognized contingent liability, resulting in a credit of approximately $5.9 million, recorded within gain on settlement of contingent liabilities, on the unaudited condensed consolidated statement of operations during the three months ended March 31, 2024.

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

Valiant Group LLC

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

Other Litigation

In September 2023, the Company settled a legal dispute with a specific customer which resulted in the recognition of a gain of approximately $0.9 million, of which $0.3 million was paid in October 2023, with the remaining approximate $0.6 million to be paid in equal monthly installments, beginning in January, 2024. This gain was recognized as part of other income, net per the unaudited condensed consolidated statement of operations for the three months ended March 31, 2024, with the approximate $0.9 million receivable balance recognized as part of prepaid expenses and other current assets, per the unaudited condensed consolidated balance sheet, as of March 31, 2024. The settlement also resulted in the return of equipment to the Company in October 2023.

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

Commitments

Mack Molding Co.

The Modification Agreement with Mack referenced above resulted in the Company entering a purchase commitment with Mack where it is contractually obligated to purchase a minimum of 25 VFUs per quarter for each quarter during 2024 and a minimum of 50 VFUs per quarter for the six quarters beginning with the first quarter of 2025, at a per VFU price of $14,000. The Company made payment and took collection of 25 VFUs in the second quarter of 2024. The Company has also granted Mack a second lien position on all Agrify assets.

The Company is also required to pay a storage fee of $25,000 to Mack, per month, for VFU parts subject to the Modification Agreement.

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

Refer to Note 7 – Debt, included elsewhere in the notes to the unaudited condensed consolidated financial statements for details of the Company’s future minimum debt payments. Refer to Note 8 – Leases, included elsewhere in the notes to the unaudited condensed consolidated financial statements for details of the Company’s future minimum lease payments under operating and financing lease liabilities. Refer to Note 12 – Income Taxes, included elsewhere in the notes to the unaudited condensed consolidated financial statements for information regarding income tax contingencies.

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

Note 16 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued.

Exercise of Company Issued Prefunded Warrants

In April 2024, a holder of 953,684 of the Company’s previously issued prefunded warrants exercised such warrants for the purchase of 953,684 of the Company’s common stock.

Cash Contributions

CP Acquisitions LLC made cash contributions to the Company from the ongoing CP note payable, in the amounts of $350 thousand and $175 thousand on July 24, 2024 and August 7, 2024, respectively.

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

Financial Overview

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include estimates related to accruals, stock-based compensation expense, and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

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

We receive payment from customers based on specified terms that are generally less than 30 days from the satisfaction of performance obligations. There are no contract assets related to performance under the contract. The difference in the opening and closing balances of our contract liabilities primarily results from the timing difference between our performance and the customer’s payment. We fulfill obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. Accounts receivables are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when consideration has been received or an amount of consideration is due from the customer, and we have a future obligation to transfer certain proprietary products.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024 (As restated)	2023
Revenue (including $0 and $46 from related parties, respectively)	$2,598	$5,804
Cost of goods sold	2,433	4,816
Gross profit	165	988

General and administrative	4,094	6,931
Selling and marketing	462	1,590
Research and development	275	735
Gain on settlement of contingent liabilities	(5,935)	—
Change in contingent consideration	(2,180)	(684)
Total operating expenses	(3,284)	8,572
Operating income (loss)	3,449	(7,584)
Interest expense, net	(100)	(799)
Change in fair value of warrant liabilities	873	2,672
Loss on extinguishment of long-term debt, net	—	(4,620)
Other income, net	14	4
Total other income (expense), net	787	(2,743)
Net income (loss) before income taxes	4,236	(10,327)
Income tax benefit (expense)	—	—
Net income (loss)	4,236	(10,327)
Net income (loss) attributable to Agrify Corporation	$4,236	$(10,327)
Net income (loss) per share attributable to Common Stockholders – basic (1)	$0.48	$(9.63)
Net income (loss) per share attributable to Common Stockholders – diluted (1)	$0.23	$(9.63)
Weighted average common shares outstanding - basic	8,894,229	1,072,292
Weighted average common shares outstanding - diluted	19,960,605	1,072,292

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

The following table provides a breakdown of our cost of goods sold for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(In thousands)	2024 (As restated)	2023	Change	% Change
Cultivation solutions, including ancillary products and services	$795	$533	$262	49%
Facility build-outs	—	720	(720)	(100)%
Extraction solutions	1,638	3,563	(1,925)	(54)%
Total cost of goods sold	$2,433	$4,816	$(2,383)	(49)%

Cost of goods sold decreased by $2.4 million, or 49%, for the three months ended March 31, 2024 compared to the same period in 2023. The comparative quarterly decrease in cost of goods sold is associated with decreases in cost of goods sold related to facility build-outs and extraction solutions.

Gross Profit

	Three months ended March 31,
(In thousands)	2024 (As restated)	2023	Change	% Change
Gross profit	$165	$988	$(823)	(83)%

Gross profit totaled $0.2 million, or 6.4% of total revenue during the three months ended March 31, 2024 compared to a gross loss of $1.0 million, or 17% of total revenue during the three months ended March 31, 2023. The comparative $0.8 million first-quarter year over year decrease in gross profit, as well as the comparative decrease in gross profit margin, is primarily attributable to a smaller decrease in costs of goods sold relative to the decrease in revenue for the period. During the first quarter of 2024, we realized a gross profit margin of 33% associated with our extraction solutions revenue, while we realized a gross profit margin of approximately (824)% on our cultivation-related revenues.

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

General and Administrative

	Three months ended March 31,
(In thousands)	2024 (As restated)	2023	Change	% Change
General and administrative	$4,094	$6,931	$(2,837)	(41)%

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

G&A expense decreased by $2.8 million, or 41%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease is attributable to payroll, benefits and related expenses decrease of $1.8 million, a decrease in consulting and other related expenses of $0.3 million, a decrease in insurance expenses of $0.5 million, a decrease in legal expense of $0.2 million.

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

Gain on settlement of contingent liabilities

During the first quarter of 2024, the Company met its contractual obligations under the terms of a modification agreement with a vendor, Mack Moldings. In settlement of the dispute, the Company made cash payments of $500,000 and $250,000 to Mack and issued to Mack a warrant to purchase 750,000 shares of the Company’s Common Stock. In the first quarter of 2024, management derecognized the previously recognized contingent liability, resulting in a credit of approximately $5.9 million, recorded within gain on settlement of contingent liabilities, on the unaudited condensed consolidated statement of operations during the three months ended March 31, 2024.

Other Income, Net

	Three months ended March 31,
(In thousands)	2024	2023	Change	% Change
Interest expense, net	$(100)	$(799)	$699	(87)%
Other income, net	14	4	10	250%
Change in fair value of warrant liabilities	873	2,672	(1,799)	(67)%
Loss on extinguishment of notes payable	—	(4,620)	4,620	(100)%
Total other income, net	$787	$(2,743)	$3,530	(129)%

Interest expense decreased by $0.7 million, or 87%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease in interest expense is attributable mainly to the decrease in principal balance on outstanding loans.

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

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the three months ended March 31, 2024, and 2023:

(In thousands)	March 31, 2024 (As restated)	March 31, 2023
Net cash (used in) provided by:
Operating activities	$(2,987)	$(9,469)
Investing activities	$328	9,795
Financing activities	$2,324	(9,307)
Net decrease in cash and cash equivalents	$(335)	$(8,981)

Cash Flow from Operating Activities

For the three months ended March 31, 2024, we incurred a net loss of $4.24 million, which included $0.4 million related to depreciation and amortization, $0.5 million of stock based compensation expense, and $0.9 million related to the change in fair value of warrant liabilities. Net cash was reduced by changes in operating assets and liabilities of $0.8 million.

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

Critical Accounting Policies and Estimates

Part I, Item, 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company identified errors in the accounting for a settlement agreement entered into with a vendor. Therefore, the Company restated it’s unaudited condensed financial statements as of and for the period ended March 31, 2024. Based on the evaluation, and further supported by the error identified and associated restatement, our Chief Executive Officer and Principal Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting previously identified in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and filed with the SEC on April 15, 2024, as amended on April 29, 2024 our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024.

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

Date: August 14, 2024