Form 10-Q
period 2024-06-30
Agrify Corp
filed 2024-08-14
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

YES ☐ NO ☒

As of August 14, 2024, the registrant had 14,230,447 shares of common stock, $0.001 par value per share outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$53	$430
Marketable securities	4	4
Accounts receivable, net of allowance for credit losses of $2,563 and $1,887 at June 30, 2024 and December 31, 2023, respectively	272	1,149
Inventory, net of reserves of $16,507 and $17,599 at June 30, 2024 and December 31, 2023, respectively	18,427	19,094
Loans receivable, current	1,295	—
Prepaid expenses and other current assets	663	3,332
Total current assets	20,714	24,009
Loans receivable, net of allowance for credit losses of $18,885 and $19,215 at June 30, 2024 and December 31, 2023, respectively, net of current	10,288	11,583
Property and equipment, net	6,954	7,734
Operating lease right-of-use assets	1,333	1,803
Other non-current assets	97	141
Total assets	$39,386	$45,270
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12,038	$20,766
Accrued expenses and other current liabilities	7,410	10,655
Operating lease liabilities, current	539	599
Long-term debt, current	582	766
Related party debt, current	732	4,444
Contract liabilities	3,847	4,019
Total current liabilities	25,148	41,249
Warrant liabilities	503	1,290
Operating lease liabilities, net of current	960	1,394
Related party debt, net of current	4,278	—
Long-term debt, net of current	3	16,047
Total liabilities	30,892	59,980

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit):
Common Stock, $0.001 par value per share, 35,000,000 and 10,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively, 14,230,004 and 1,701,243 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively (1)	14	2
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	272,783	250,855
Accumulated deficit	(264,533)	(265,797)
Total stockholders’ equity (deficit) attributable to Agrify	8,264	(14,940)
Non-controlling interests	230	230
Total stockholders’ equity (deficit)	8,494	(14,710)
Total liabilities and stockholders’ equity (deficit)	$39,386	$45,270

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

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue (including $0, $0, $0, and $46 from related parties, respectively)	$2,994	$5,066	$5,592	$10,870
Cost of goods sold	1,867	4,466	4,300	9,282
Gross profit	1,127	600	1,292	1,588

General and administrative	2,268	4,819	6,362	11,745
Selling and marketing	394	1,120	856	2,710
Research and development	185	643	460	1,378
Gain on settlement of contingent liabilities	—	—	(5,935)	—
Gain on early termination of lease	(39)	—	(39)	—
(Gain) loss on disposal of property and equipment	(9)	—	(9)	5
Change in contingent consideration	—	(638)	(2,180)	(1,322)
Total operating expenses	2,799	5,944	(485)	14,516
Operating (loss) income	(1,672)	(5,344)	1,777	(12,928)
Interest income (expense), net	(28)	(400)	(128)	(1,199)
Change in fair value of warrant liabilities	(1,277)	(1,048)	(404)	1,624
Loss on extinguishment of long-term debt, net	—	(11)	—	(4,631)
Other income (expense), net	5	(4)	19	—
Total other expense, net	(1,300)	(1,463)	(513)	(4,206)
Net (loss) income	(2,972)	(6,807)	1,264	(17,134)
Loss attributable to non-controlling interest	—	2	—	2
Net (loss) income attributable to Agrify Corporation	$(2,972)	$(6,805)	$1,264	$(17,132)
Net (loss) income per share attributable to Common Stockholders – basic (1)	$(0.14)	$(4.39)	$0.09	$(13.05)
Net (loss) income per share attributable to Common Stockholders – diluted (1)	$(0.14)	$(4.39)	$0.06	$(13.05)
Weighted average common shares outstanding - basic	20,812,678	1,549,669	14,853,454	1,312,299
Weighted average common shares outstanding - diluted	20,812,678	1,549,669	29,771,039	1,312,299

(1)	Periods presented have been adjusted to reflect the 1-for-20 reverse stock split on July 5, 2023. Additional information regarding reverse stock splits may be found in Note 1 – Overview, Basis of Presentation, and Significant Accounting Policies, included elsewhere in the notes to the consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock		Preferred A Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity (Deficit) attributable to	Non- Controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Agrify	Interests	(Deficit)
Balance at January 1, 2023	1,038,298	$1	—	$—	—	$—	$237,875	$(247,148)	$(9,272)	$231	$(9,041)
Stock-based compensation	—	—	—	—	—	—	859	—	859	—	859
Issuance of Common Stock through an at the market offering, net of fees	323,082	—	—	—	—	—	1,545	—	1,545	—	1,545
Issuance of Common Stock to Pure Pressure	366	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	17	—	—	—	—	—	—	—	—	—	—
Proceeds from Employee Stock Purchase Plan Shares	2,500	—	—	—	—	—	25	—	25	—	25
Net loss	—	—	—	—	—	—	—	(10,327)	(10,327)	—	(10,327)
Balance March 31, 2023	1,364,263	1	—	—	—	—	240,304	(257,475)	(17,170)	231	(16,939)
Stock-based compensation	—	—	—	—	—	—	752	—	752	—	752
Issuance of held-back shares to Lab Society	499	—	—	—	—	—	—	—	—	—	—
Exercise of prefunded warrants in private placement	35,000	—	—	—	—	—	—	—	—	—	—
Conversion of Exchange Note	69,567	—	—	—	—	—	2,146	—	2,146	—	2,146
Conversion of Convertible Note	153,617	1	—	—	—	—	1,171	—	1,172	—	1,172
Net loss	—	—	—	—	—	—	—	(6,807)	(6,807)	2	(6,805)
Balance June 30, 2023	1,622,946	$2	—	$—	—	$—	$244,373	$(264,282)	$(19,907)	$233	$(19,674)

	Common Stock		Preferred Stock		Preferred A Stock		Additional Paid-in-	Accumulated	Total Stockholders’ Equity (Deficit) attributable to	Non- Controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Agrify	Interests	(Deficit)
Balance at January 1, 2024	1,701,243	$2	—	$—	—	$—	$250,855	$(265,797)	$(14,940)	$230	$(14,710)
Stock-based compensation	—	—	—	—	—	—	490	—	490	—	490
Issuance of Common Stock and prefunded warrants through public offering	2,760,000	3	—	—	—	—	2,120	—	2,123	—	2,123
Issuance of held-back shares from Sinclair acquisition	588	—	—	—	—	—	—	—	—	—	—
Cashless exercise of High Trail Warrants	3,132,217	3	—	—	—	—	(3)	—	—	—	—
Exercise of Prefunded Warrants issued through public offering	3,010,000	3	—	—	—	—	—	—	3	—	3
Conversion of Convertible Note	2,671,633	2	—	—	—	—	1,729	—	1,731	—	1,731
Contribution from troubled debt restructuring with related party	—	—	—	—	—	—	676	—	676	—	676
Stock split share adjustment	21	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	4,236	4,236	—	4,236
Balance March 31, 2024	13,275,702	13	—	—	—	—	255,867	(261,561)	(5,681)	230	(5,451)
Stock-based compensation	—	—	—	—	—	—	81	—	81	—	81
Exercise of Prefunded Warrants issued through public offering	953,684	1	—	—	—	—	—	—	1	—	1
Conversion of related party debt into prefunded warrants	—	—	—	—	—	—	10,044	—	10,044	—	10,044
Issuance of equity classified prefunded warrants	—	—	—	—	—	—	6,791	—	6,791	—	6,791
Issuance of vested RSUs, net of shares held back to offset tax	618	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(2,972)	(2,972)	—	(2,972)
Balance June 30, 2024	14,230,004	$14	—	$—	—	$—	$272,783	$(264,533)	$8,264	$230	$8,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss) attributable to Agrify Corporation	$1,264	$(17,132)
Adjustments to reconcile net income (loss) attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	782	938
Amortization of debt discount	—	70
Amortization of issuance costs	—	24
Amortization of right of use assets	290	505
Stock based compensation expense	571	1,611
Change in fair value of warrant liabilities	404	(1,624)
Loss on extinguishment of long-term debt, net	—	4,631
Change in provision for credit losses, net	346	(542)
Change in inventory reserves	(1,092)	(337)
(Gain) loss on disposal of property and equipment	(9)	5
Gain on early termination of lease	(39)	—
Gain on settlement of contingent liabilities	(5,935)	—
Change in accrued acquisition liabilities due to issuance of held-back shares	(2,180)	—
Loss attributable to non-controlling interests	—	(2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	201	264
Inventory	1,759	3,030
Prepaid expenses and other current assets	2,686	739
Other non-current assets	44	170
Accounts payable	(2,792)	1,237
Accrued expenses and other current liabilities	(669)	(4,261)
Operating lease liabilities	(275)	(441)
Contract liabilities	(172)	(519)
Net cash and cash equivalents used in operating activities	(4,816)	(11,634)

Cash flows from investing activities:
Purchases of property and equipment	(4)	(60)
Proceeds from disposal of property and equipment	10	5
Proceeds from sale of marketable securities	—	10,456
Issuance of loans receivable	—	(591)
Proceeds from repayment of loans receivable	330	1,548
Net cash and cash equivalents provided by investing activities	336	11,358

Cash flows from financing activities:
Proceeds from Issuance of Common Stock through an S-1 and Prefunded Warrants offering	2,123	—
Proceeds from issuance of Common Stock through an at the market offering, net of fees	—	1,545
Proceeds from Employee Stock Purchase Plan Shares	—	25
Proceeds from exercise of S-1 Prefunded Warrants	4	—
Proceeds from issuance of related party notes	2,294	—
Repayments of notes payable, other	—	(71)
Repayment of debt in private placement	—	(10,307)
Payments on other financing loans	(1)	(2)
Payments on insurance financing loans	(317)	(999)
Payments of financing leases	—	(64)
Net cash and cash equivalents provided by (used in) financing activities	4,103	(9,873)
Net decrease in cash and cash equivalents	(377)	(10,149)
Cash and cash equivalents at the beginning of period	430	10,457
Cash and cash equivalents at the end of period	$53	$308
Supplemental disclosures
Cash paid for interest	$95	$64
Supplemental disclosures of non-cash flow information
Cashless exercise of High-Trail warrants	$3	$—
Financing of prepaid insurance	$17	$1,820
Transfer of loans receivable from noncurrent to current	$1,295	$—
Transfer of property and equipment to inventory	$—	$33
Reclassification of liability classified prefunded warrants to equity	$6,791	$—
Conversion of related party debt into warrants	$10,044	$—
Accrued interest consolidated into related party debt	$364	$—
Contribution from troubled debt restructuring with related party	$676	$—
Consolidation of related party debt principal	$3,799	$—
Conversion of convertible notes into equity	$1,731	$3,160
Non-cash amounts of lease liabilities arising from obtaining right-of-use assets	$—	$654

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

As a result of the conversion of the Convertible Note and the Restated Junior Note as set forth below in Note 7, the Company believes it has stockholders’ equity of at least $2.5 million as of the date of this filing, as required by the Listing Rule

On May 28, 2024, the Company had received formal written notice from Nasdaq confirming that the Company has regained compliance with the minimum stockholders’ equity requirement as set forth in Nasdaq Listing Rule 5550(b)(1).

Restatement of Previously Issued Quarterly Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2024

As further described below, our unaudited condensed consolidated financial statements covering the quarterly reporting period ended March 31, 2024 have been revised to reflect the correction of errors.

Restatement Background

The need for the restatement arose out of the results of certain reassessment by the Company of the accounting for the settlement agreement entered into by the Company with Mack Molding Co which became effective in the first quarter of 2024 (See Note 14 - Commitments and Contingencies). Management determined that the gain from the derecognized contingent liability should be recognized fully in Q1, rather than over time as previously reported. Consequently, the Company concluded that the accounting treatment applied in the first quarter of 2024 was not appropriate. Therefore, the Company misstated inventory, accounts payable, notes payable, accumulated deficit and total stockholders' equity (deficit), on the face of the unaudited condensed consolidated balance sheet as of March 31, 2024, and cost of goods sold, general and administrative expenses, gain on settlement of contingent liabilities, and interest income (expense), net, on the unaudited condensed consolidated statement of operations, for the three months ended March 31, 2024. The Company principally attributes the errors to a material weakness in internal controls over financial reporting, as disclosed in Item II, Part 9A of this Annual Report on Form 10-K. The Company has commenced procedures to remediate the material weaknesses. However, these material weaknesses will not be considered remediated until the applicable remedial actions have been fully implemented and the Company has concluded that these controls are operating effectively for a sufficient period of time.

Restatement Adjustments

The following table summarizes the effect of the errors on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2024 and unaudited condensed consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2024:

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

While the adjustments changed net loss, gain on supply agreement, gain on revaluation of contingent liability, gain on settlement of contingent liabilities, inventory and accounts payable line items in the unaudited condensed consolidated cash flow statement, they did not have an impact on total net cash used in operating activities, net cash used in investing activities, or net cash provided by financing activities.

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

Basis of Presentation and Principles of Consolidation

These unaudited condensed consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these unaudited condensed consolidated financial statements have been included. The results reported in the unaudited condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

Accounting for Wholly-Owned Subsidiaries

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries, as described above, in accordance with the provisions required by Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”) of the Financial Accounting Standards Board (“FASB”). The Company includes results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances are eliminated.

Accounting for Less Than Wholly-Owned Subsidiaries

For the Company’s less than wholly-owned subsidiaries, which include Agrify Brands, LLC (“Agrify Brands”), the Company first analyzes whether these entities are a variable interest entity (a “VIE”) in accordance with ASC 810, and if so, whether the Company is the primary beneficiary requiring consolidation. The Company continuously re-assesses (i) whether the joint-venture is a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it is determined that the joint-venture qualifies as a VIE and the Company is the primary beneficiary, the Company’s financial interest in the VIE is consolidated.

Based on the Company’s analysis of these entities, the Company has determined that Agrify Brands is a VIE, and that the Company is the primary beneficiary. While the Company owns 75% of Agrify Brand’s equity interests, the remaining equity interests in Agrify Brands are owned by unrelated third parties, and the agreement with these third parties provides the Company with greater voting rights. Accordingly, the Company consolidates its interest in the financial statements of Agrify Brands under the VIE rules and reflects the third parties’ interests in the unaudited condensed consolidated financial statements as a non-controlling interest. The Company records this non-controlling interest at its initial fair value, adjusting the basis prospectively for the third parties’ share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holders based on its economic ownership percentage.

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

The Company has incurred operating losses since its inception and has negative cash flows from operations and a working capital deficit of $4.4 million. The Company also has an accumulated deficit of $264.5 million as of June 30, 2024. The Company’s primary sources of liquidity are its cash and cash equivalents and marketable securities, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC regulations, from the capital market. As of June 30, 2024, the Company had $0.1 million of cash, cash equivalents, and marketable securities. The Company had no restricted cash as of June 30, 2024. Current liabilities were $25.1 million as of June 30, 2024.

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

During the six months ended June 30, 2024, the Company raised net proceeds of $2.2 million via the issuance of common stock and prefunded warrants in a public offering through Alexander Capital and is recorded within common stock and additional paid-in capital on the Company’s unaudited condensed consolidated balance sheet. During this period, the Company also raised an additional $2.3 million in proceeds through the issuance of notes to related parties. The Company intends to raise additional capital later this year to support its 2024 and 2025 funding needs. The Company also continues to make additional adjustments in headcount, salary, travel, sales and marketing spending, but there is no guarantee that these ongoing cost-cutting efforts or capital raises will be sufficient to maintain operations.

There is no assurance that the Company will ever be profitable or that future capital raising efforts will be successful. One of the Company’s primary sources of funding is CP Acquisitions LLC, however, there is no guarantee that CP Acquisitions will continue to fund Agrify operations through additional financing arrangements. The CEO has been supporting the Company’s cash flow needs, however, this support alone cannot ensure that all current and future obligations will be met. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the potential future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Accounts Receivable, Net and Loans Receivable, Net

Accounts receivable, net, primarily consists of amounts for goods and services that are billed and currently due from customers. The composition of loan receivable, net is detailed in Note 5 - Loans Receivable. In accordance with ASC 310-10, accounts receivable and loan receivable balances are presented net of an allowance for credit losses, which are an estimate of billed or borrowed amounts that may not be collectible. In determining the amount of the allowance at each reporting date, management makes judgments about general economic conditions, historical write-off experience, and any specific risks identified in customer or borrower collection matters, including the aging of unpaid accounts receivable and changes in customer or borrower financial conditions. Accounts and loans receivable balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for credit losses are recorded as general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

The tables below show customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:

For the three and six months ended June 30, 2023 and 2022, the Company’s customers that accounted for 10% or more of the total revenue were as follow:

	Three months ended June 30, 2024		Three months ended June 30, 2023		Six months ended June 30, 2024		Six months ended June 30, 2023
(In thousands)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer A	*	*	*	*	*	*	$627	5.8%
Customer B	$430,456	14.4%	*	*	*	*	*	*

*	Customer revenue, as a percentage of total revenue, was less than 10%

As of June 30, 2024 and December 31, 2023, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

	As of June 30, 2024		As of December 31, 2023
(In thousands)	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Company Customer Number – 114	$35	12.9%	*	*
Company Customer Number – 125	$51	18.8%	*	*
Company Customer Number – 9142	$28	10.1%	*	*
Company Customer Number – 15095	*	*	$712	62.0%
Company Customer Number – 10888	*	*	$251	21.8%

*	Customer accounts receivable, as a percentage of total accounts receivable, was less than 10%

As of June 30, 2024 and December 31, 2023, the Company’s borrowers that accounted for 10% or more of the total loans receivable, net, were as follows:

	As of June 30, 2024		As of December 31, 2023
(In thousands)	Amount	% of Total Loans Receivable	Amount	% of Total Loans Receivable
Borrower - 01	$6,809	59%	$6,809	59%
Borrower - 02	$4,774	41%	$4,774	41%

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all its financial instruments, including issued private placement stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock among other conditions for equity classification.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, loans receivable, accounts payable, accrued expenses, contingent consideration, operating lease liabilities, long-term debt, related party debt, and warrant liabilities. Refer to Note 4 - Fair Value Measures, included elsewhere in the notes to the unaudited condensed consolidated financial statements for details of the Company’s financial instruments.

Revenue Recognition

Overview

The Company generates revenue from the following sources: (1) equipment sales, (2) providing services and (3) construction contracts.

In accordance with ASC 606, Revenue Recognition, the Company recognizes revenue from contracts with customers using a five-step model, which is described below:

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

If a contract has payment terms that differ from the timing of revenue recognition, the Company will assess whether the transaction price for those contracts include a significant financing component. The Company has elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if the Company expects that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, the Company imputes interest on such contracts at an agreed-upon interest rate and will present the financing components separately as financial income. As of June 30, 2024 and June 30, 2023, the Company did not have any such financial income.

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and generally transfers to its customers the warranties it receives from its vendors, if any, which generally cover this one-year period. In accordance with ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. The Company maintained a reserve for warranty returns of $0.3 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively. The Company’s reserve for warranty returns is included in accrued expenses and other current liabilities in its unaudited condensed consolidated balance sheets. Additional information regarding the Company’s warranty reserve may be found in Note 3 – Supplemental Condensed Consolidated Balance Sheet Information, included elsewhere in the notes to the unaudited condensed consolidated financial statements.

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

Net (Loss) Income Per Share

The Company presents basic and diluted net (loss) income per share attributable to Common Stockholders in conformity with the one-class method. The Company computes basic (loss) income per share by dividing net (loss) income available to Common Stockholders by the weighted-average number of Common Stock outstanding. Diluted (loss) income per share adjusts basic (loss) income per share for the potentially dilutive impact of convertible notes, stock options, restricted stock units and warrants. As the Company has reported losses for the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2023, all potentially dilutive securities including convertible notes, stock options, restricted stock units and warrants, are anti-dilutive, and accordingly, basic net loss per share equals diluted net loss per share for those periods. For the six months ended June 30, 2024, the Company adjusts the net income available to Common Stockholders and the weighted average common stock outstanding for the effect of dilutive securities as presented within Note 13 — Net (Loss) Income Per Share.

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

The following table provides the Company’s revenue disaggregated by the timing of revenue recognition:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Transferred at a point in time	$2,760	$4,583	$5,225	$9,553
Transferred over time	234	483	367	1,317
Total revenue	$2,994	$5,066	$5,592	$10,870

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

Contract Liabilities

Changes in the Company’s current contract liabilities balance for the six months ended June 30, 2024 and for the year ended December 31, 2023 were as follows:

(In thousands)	Six months ended June 30, 2024	Year ended December 31, 2023
Contract liabilities – beginning of period	$4,019	$4,112
Additions	2,383	4,905
Recognized	(2,555)	(4,998)
Contract liabilities – end of period	$3,847	$4,019

Contract liabilities balances primarily consist of customer deposits on the Company’s cultivation and extraction solutions equipment. As of June 30, 2024 and December 31, 2023, all of the Company’s contract liabilities balances were reported as current liabilities in the accompanying condensed consolidated balance sheets.

Note 3 — Supplemental Condensed Consolidated Balance Sheet Information

Accounts Receivable, Net

Accounts receivable consisted of the following as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Accounts receivable, gross	$2,835	$3,036
Less allowance for credit losses	(2,563)	(1,887)
Accounts receivable, net	$272	$1,149

The movements in the Company’s credit losses accounts were as follow:

(In thousands)	Six months ended June 30, 2024	Year ended December 31, 2023
Allowance for credit losses - beginning of period	$1,887	$4,605
(Recovery of) allowance for credit losses	698	(1,426)
Accounts receivable written-off	(22)	(1,292)
Allowance for credit losses - end of period	$2,563	$1,887

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Receivable from legal settlement	$318	$625
Prepaid insurance	173	454
Prepaid expenses, other	77	82
Other receivables	57	34
Prepaid software	24	70
Prepaid materials	14	13
Prepaid settlement asset	—	2,054
Total prepaid expenses and other current assets	$663	$3,332

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

Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Leased equipment	$4,465	$4,465
Machinery and equipment	905	904
Software	606	606
Computer and office equipment	546	588
Leasehold improvements	200	702
Research and development laboratory equipment	175	183
Furniture and fixtures	116	116
Trade show assets	79	78
Vehicles	43	43
Total property and equipment, gross	7,135	7,685
Accumulated depreciation	(3,124)	(2,894)
Construction in progress	2,943	2,943
Total property and equipment, net	$6,954	$7,734

Depreciation expense for the three months ended June 30, 2024 and 2023 was $0.4 million and $0.5 million, respectively, and $0.8 and $0.9 million for the six months ended June 30, 2024 and 2023, respectively. Depreciation expense is recorded within general and administrative, selling and marketing, and research and development depending on the nature of the related property and equipment.

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

During the six months ended June 30, 2024, the Company sold property and equipment with a cost basis of $2,000 in exchange for proceeds of $11,000, resulting in a gain of $9,000. During the three and six months ended June 30, 2024, the Company retired certain fully depreciated property and equipment which had an original cost of $544,000.

During the year ended December 31, 2023, the Company sold property and equipment in exchange for proceeds of $105,000, resulting in a gain of $144,000. During the year ended December 31, 2023, the Company retired certain fully depreciated property and equipment which had an original cost of $444,000.

Other Non-Current Assets

Other non-current assets consists only of security deposits as of June 30, 2024 and December 31, 2023.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Sales tax payable (1)	$4,848	$5,338
Accrued construction costs	1,312	1,412
Accrued professional fees	402	457
Accrued warranty expenses	316	420
Compensation related fees	304	474
Accrued consulting fees	210	43
Accrued inventory purchases	14	10
Accrued interest expense	4	321
Accrued acquisition liabilities	—	2,180
Total accrued expenses and other current liabilities	$7,410	$10,655

(1)	Sales tax payable primarily represents identified sales and use tax liabilities arising from our acquisition of Precision and Cascade. These amounts are included as part of our initial purchase price allocations and are the subject matter of an indemnification claim under the Precision and Cascade acquisition agreement.

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

Note 4 — Fair Value Measures

Fair Values of Assets and Liabilities

In accordance with ASC Topic 820, Fair Value Measurement, the Company measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the assumptions that market participants would use in pricing an asset or liability (the inputs) are based on a tiered fair value hierarchy consisting of three levels, as follows:

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

At June 30, 2024 and December 31, 2023, the Company’s assets and liabilities measured at fair value on a recurring basis were as follow:

	June 30, 2024				December 31, 2023
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4	$—	$—	$4	$4	$—	$—	$4
Total assets	$4	$—	$—	$4	$4	$—	$—	$4
Liabilities:
Warrant liabilities - January 2022 warrants	$—	$—	$—	$—	$—	$—	$1	$1
Warrant liabilities - March 2022 warrants	—	—	1	1	—	—	7	7
Warrant liabilities - August 2022 warrants	—	—	3	3	—	—	18	18
Warrant liabilities - December 2022 warrants	—	—	499	499	—	—	1,264	1,264
Total liabilities	$—	$—	$503	$503	$—	$—	$1,290	$1,290

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, loans receivable, accounts payable, accrued expenses, contingent consideration, operating lease liabilities, long-term debt, related party debt, and warrant liabilities. Fair value information for each of these instruments as well as other balances of the Company are as follows:

●	Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value based on the short-term nature of these instruments.

●	Marketable securities classified as current held-to-maturity securities are recorded at amortized cost, which at June 30, 2024 and December 31, 2023, approximated fair value.

●	Loans receivable are presented net of an allowance for estimated credit losses, which approximates fair value.

●	The Company’s contingent consideration was recorded in connection with acquisitions during the years ended December 31, 2021 and 2022 using an estimated fair value discount at the time of the transactions. As of December 31, 2023, the carrying value of the deferred consideration approximated fair value.

●	The carrying value of lease liabilities approximates fair value due to the implicit discount rates used in the determination of the lease liabilities being consistent with the Company’s incremental borrowing rates at the time of lease inception and accounting for the duration of the leases.

●	Long-term debt and related party debt, including the debt that has undergone troubled debt restructuring, is carried at amortized cost, dictated by the prevailing market interest rates at the time of each transaction in accordance with ASC 470, Debt.

●	The Company’s warrant liabilities are marked-to-market each reporting period with the changes in fair value of warrant liabilities recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations until the warrants are exercised. The fair value of the warrant liabilities are estimated using a Black-Scholes option-pricing model.

●	As detailed in Note 9 - Stockholders’ Equity (Deficit), during the three months ended June 30, 2024, Company issued prefunded warrants to a related party. These liability classified warrants were recorded at fair value upon issuance. Through an amendment executed as of June 30, 2024, the warrants met the requirements for equity classification and were marked to fair value as of that date. The warrants will not be marked to fair value on a recurring basis.

Marketable Securities

As of June 30, 2024 and December 31, 2023, the Company held investments in money market funds. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.

The fair value of the Company’s money market funds as of June 30, 2024 and December 31, 2023 amounted to $4 thousand for both periods, respectively.

Warrant Liabilities

The estimated fair value of the warrant liabilities on June 30, 2024 and December 31, 2023 is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values that represent the Company’s best estimate. The volatility rate is determined utilizing the Company’s own share price and the share price of competitors over time.

However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The following table summarizes the Company’s assumptions used in the valuations as of June 30, 2024 and December 31, 2023:

	January 2022 Warrants	March 2022 Warrants	August 2022 Warrants	December 2022 Warrants	January 2022 Warrants	March 2022 Warrants	August 2022 Warrants	December 2022 Warrants
	June 30, 2024				December 31, 2023
Stock price	$0.45	$0.45	$0.45	$0.45	$1.26	$1.26	$1.26	$1.26
Exercise price	$1,496	$430	$246	$0.38	$1,496	$430	$246	$3.45
Expected term (in Years)	3.07	3.63	3.63	3.63	3.57	4.13	4.13	4.13
Volatility	137.00%	137.00%	137.00%	137.00%	138.00%	136.00%	136.00%	136.00%
Discount rate - treasury yield	4.51%	4.46%	4.46%	4.46%	3.96%	3.91%	3.91%	3.91%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the six months ended June 30, 2024 and for the year ended December 31, 2023:

(In thousands)	Six months ended June 30, 2024	For the year ended December 31, 2023
Warrant liabilities – beginning of period	$1,290	$5,985
Initial fair value of issued warrant liabilities	5,599	—
Reclassification of warrant liabilities to equity	(6,791)	—
Change in estimated fair value	404	(4,695)
Warrant liabilities –end of period	$503	$1,290

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

The breakdown of loans receivable by customer as of June 30, 2024 and December 31, 2023 were as follows:

(In thousands)	June 30, 2024	December 31, 2023
Customer 139	$14,361	$14,691
Customer 125	9,297	9,297
Customer 24096	6,810	6,810
Allowance for credit losses	(18,885)	(19,215)
Total loan receivable, net of allowance for credit losses	11,583	11,583
Less: current portion	(1,295)	—
Total loan receivable, net of current	$10,288	$11,583

Bud & Mary’s Cultivation, Inc. (“Bud & Mary’s”) - Customer 139

The initial payment date on the loan receivable from Bud & Mary’s is the first business day of the first full month following the commencement of commercial products sales and the maturity date is 24 months from the initial payment date. The interest rate is 16% per annum.

In Q3 2022, the Company became aware that Bud & Mary’s was not in compliance with all debt covenants as defined in the loan agreement which resulted in the Company issuing a loan acceleration letter to Bud & Mary’s on September 15, 2022, demanding full repayment of the construction loan under the loan agreement dated May 12, 2021. Consequently, the Company established a reserve of $14.7 million specifically related to Bud & Mary’s. As of June 30, 2024 the allowance related to Bud & Mary’s was reduced to $14.4 million, reflecting a recovery of allowance for credit losses resulting from a loan repayment of $330 thousand that was previously included in the allowance.

Hannah Industries (“Hannah”) - Customer 125

As of December 31, 2022, the Company was unable to provide additional financing to Hannah Industries under the TTK Solution program to complete the build out and development of Hannah’s cultivation business. As a result, the Company concluded that the existing receivable due from Hannah was impaired as of this date. Given the uncertainty around the customer’s ability to repay the outstanding balance of the loan as well as the absence of value attributed to any collateral from Hannah, an allowance for credit losses was recognized for 50% of the total outstanding receivable balance as of December 31, 2022. The Company recognized an allowance for credit losses related to the Hannah loan receivable in the amount of $4.5 million as of December 31, 2022. In October 2023, the Company remitted an additional $250 thousand to Hannah under the TTK Solution program, on which an allowance was not recorded. Therefore the allowance on the Hannah loan remains at $4.5 million as of June 30, 2024.

Once the project is completed, the customer will begin making monthly payments based on the harvest.

Nevada Holistics (“Tree house”) - Customer 24096

As of June 2024, Nevada Holistics has a current balance of $1,295 due in relation to the TTK loan. The project went live in Q2 2023. After the 90 day period for the first harvest, the customer was given an additional 6-month grace period which ended in Q1 2024. Upon completion of this grace period, the Company began invoicing the customer each month for a portion of the outstanding loan balance. The borrower began making monthly payments in Q2 2024 based on what is produced through harvests. Monthly payments are calculated based off of the Production Success Fees (‘PSF”) generated from each harvest. Upon issuance of each invoice, that portion of the loan is reclassified into loan receivable, current on the unaudited condensed consolidated balance sheets.

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

Inventory consisted of the following as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Finished goods	$8,320	$7,438
Inventory for resale	4,567	4,882
Prepaid inventory	855	924
Raw materials	21,192	23,449
Inventory, gross	34,934	36,693
Inventory reserves	(16,507)	(17,599)
Total inventory, net	$18,427	$19,094

Inventory Reserves

The Company establishes an inventory reserve for obsolete, slow moving, and defective inventory. The Company calculates inventory reserves for obsolete, slow moving, or defective items as the difference between the cost of inventory and its estimated net realizable value. The reserves are based upon management’s expected method of disposition.

Note 7 – Debt

The Company’s debt consisted of:

(In thousands)	June 30, 2024	December 31, 2023
Related party debt:
Consolidated CP Acquisitions Note	$4,360	$—
2024 CP Acquisitions Notes	650	—
CP Acquisitions Junior Secured Note	—	3,799
GIC Acquisition Note	—	645
Total related party debt	5,010	4,444
Less: current portion	(732)	(4,444)
Related party debt, net of current	$4,278	$—

Long-term debt:
PPP Loan	$518	$518
Other notes payable (1)	67	367
Exchange Note	—	6,669
Convertible Note	—	7,840
Unamortized debt premium	—	1,419
Total long-term debt	585	16,813
Less: current portion	(582)	(766)
Long-term debt, net of current	$3	$16,047

(1)	Other notes payable includes short term financing on insurance policies with an outstanding balance of $61 thousand as of June 30, 2024 and the Navitas Loan with an outstanding balance of $4 thousand as of June 30, 2024.

Exchange Note

On August 18, 2022, the Company issued a promissory note with an original principal amount of $35.0 million (the “Exchange Note”) to High Trail Special Situations LLC (the “Original Lender”). The Exchange Note is a senior secured obligation of the Company and ranks senior to all indebtedness of the Company. The Exchange Note had an original maturity date of August 18, 2025 (the “Original Maturity Date”) and contains a 9.0% annualized interest rate, with interest to be paid monthly, in cash, beginning September 1, 2022. The principal amount of the Exchange Note will be payable on the Original Maturity Date, provided that the Original Lender was entitled to a cash sweep of 20% of the proceeds received by the Company in connection with any equity financing, which will reduce the outstanding principal amount under the Exchange Note.

On March 8, 2023, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with the Original Lender. Pursuant to the Exchange Agreement, at closing the Company will prepaid approximately $10.3 million in principal amount under the Exchange Note and exchanged $10.0 million of the remaining principal balance of the Exchange Note for a new senior secured convertible note (the “Convertible Note”) with an original principal amount of $10.0 million. After the closing of the Exchange Agreement, the Exchange Note had a remaining balance of $11.7 million.

Convertible Note

In connection with the Exchange Agreement the Company issued the Convertible Note, which bears a 9.0% annualized interest rate, with interest to be paid monthly, in cash, beginning April 1, 2023. The principal amount of the Convertible Note will be payable on the Original Maturity Date, provided that the Original Lender was entitled to a cash sweep of 30% of the proceeds of any at-the-market equity offering and 20% of the proceeds received by the Company in connection with any other equity financing, which would reduce the outstanding principal amount under the Exchange Note or the Convertible Note.

At any time, the Company may prepay all of the Convertible Note by redemption at a price equal to 102.5% of the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest. The Original Lender had the option of requiring the Company to redeem the Convertible Note (i) on August 19, 2023 or August 19, 2024 at a price equal to the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest, provided that the redemption right on August 19, 2023 will not be exercisable if the Company raises at least $8.0 million in gross proceeds from equity offerings prior to such date, or (ii) if the Company undergoes a fundamental change (as defined below) at a price equal to 102.5% of the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest.

The Convertible Note imposed certain customary affirmative and negative covenants upon the Company, as well as covenants that will (i) restrict the Company and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, (ii) restrict the ability of the Company and its subsidiaries from making certain investments, subject to specified exceptions, and (iii) restrict the declaration of any dividends or other distributions, subject to specified exceptions. If an event of default under the Convertible Note occurs, the Original Lender can elect to redeem the Convertible Note for cash equal to (A) 115% of the then-outstanding principal amount of the Convertible Note (or such lesser principal amount accelerated by the Original Lender), plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 15% from the date of a default or event of default, or, only in connection with certain events of default, (B) the greater of the amount under clause (A) or the sum of (i) 115% of the product of (a) the conversion rate in effect as of the trading day immediately preceding the date that the Original Lender delivers a notice of acceleration; (b) the total then outstanding principal amount under the Convertible Note (in thousands); and (c) the greater of (1) the highest daily volume weighted average price (“VWAP”) per share of Common Stock occurring during the fifteen consecutive trading days ending on, and including, the trading day immediately before the date the Original Lender delivers such notice and (2) the highest daily VWAP per share of Common Stock occurring during the fifteen consecutive trading days ending on, and including, the trading immediately before the date the applicable event of default occurred and (ii) the accrued and unpaid interest on the Convertible Note.

Until the date the Convertible Note is fully repaid, the Original Lender had, subject to certain exceptions, the right to participate for up to 30% of any offering of debt, equity (other than an offering of solely Common Stock), or equity-linked securities, including without limitation any debt, preferred stock or other instrument or security, of the Company or its subsidiaries.

If the Original Lender elected to convert the Convertible Note, the conversion price per share would be $7.64, subject to customary adjustments for certain corporate events. The conversion of the Convertible Note will be subject to certain customary conditions. The Convertible Note may not be converted into shares of Common Stock if such conversion would result in the Original Lender and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of Common Stock, provided that upon 61 days’ notice, such ownership limitation may be adjusted by the Original Lender, but in any case, to no greater than 9.99%.

The Company evaluated the embedded features in accordance with ASC 815-15-25 and determined that the embedded features are not required to be bifurcated and separately measured at fair value.

On April 26, 2023, the Original Lender elected to convert $1.6 million of the remaining outstanding principal amount on the Convertible Note for 153,617 shares of Common Stock of the Company.

On May 1, 2023, the Company entered into a letter agreement with the Original Lender (the “Letter Agreement”), pursuant to which the Company and the Original Lender agreed to exchange or redeem $2.0 million of the remaining outstanding principal amount under the Exchange Note for a total of 445,196 shares of Common Stock of the Company, subject to a Beneficial Ownership Limitation of 4.99% of the Company’s Common Stock. Due to the Beneficial Ownership Limitation of 4.99%, a total of 69,568 shares of Common Stock of the Company were issued to the Original Lender, with the remaining 375,629 shares held in abeyance until the balance (or portion thereof) may be issued in compliance with such limitations. As a result, the Company recognized a loss on the redemption of approximately $12,000.

CP Acquisitions Junior Secured Note

On October 27, 2023, CP Acquisitions LLC (the “New Lender” or “CP”), an entity affiliated with and controlled by the Company’s Chief Executive Officer, purchased the Exchange Note and the Convertible Note from the Original Lender (the “Note Purchase”). In connection with the Note Purchase, the New Lender has agreed to waive any events of default under the acquired notes through December 31, 2023. As part of the same transaction, the Company issued a junior secured promissory note (the “Junior Secured Note”) to the New Lender. Pursuant to the Junior Secured Note, the New Lender will lend up to $3.0 million to the Company. The Junior Secured Note bears interest at a rate of 10% per annum, will mature in full on December 31, 2023, and may be prepaid without any fee or penalty. On December 4, 2023, the New Lender and the Company amended and restated the Junior Secured Note agreement. Pursuant to the terms of the amendment, the maximum principal amount that may be loaned by CP to the Company was increased to $4.0 million and extended the maturity date thereon to December 31, 2024.

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

The New Lender Debt Restructuring was accounted for as a troubled debt restructuring under ASC 470, as 1) the Company was determined to be experiencing financial difficulties as defined by the ASC, and 2) the New Lender Debt Restructuring was deemed to result in a concession by the New Lender. The Company performed a comparison of the undiscounted cash flows associated with the Restructured Note subsequent to the New Lender Debt Restructuring to the carrying value of the Consolidated Notes as of the New Lender Debt Restructuring date. The net carrying value of the Consolidated Notes was determined to exceed the undiscounted future cash flows of the Restated Note after consideration of the January Conversion by approximately $675,000 (the “New Lender Debt Restructuring Excess Carrying Value”). The Restated Note was thus written down to the amount of the undiscounted future cash flows on the Restated Note from the New Lender Restructuring date to maturity. Further, as the New Lender is a related party of the Company, the New Lender Debt Restructuring Excess Carrying Value was accounted for as a capital transaction and no gain or loss was recognized related to the restructuring.

Aggregate interest expense related to the CP Acquisitions Note described above was $115,821 for the six months ended June 30, 2024.

GIC Acquisition Note

On July 12, 2023, the Board of Directors of the Company approved the issuance of an unsecured promissory note (the “GIC Note”, and, collectively with the Consolidated Note, the “Related Party Notes”) in favor of GIC Acquisition, LLC (“GIC”), an entity that is owned and managed by the Company’s Chairman and Chief Executive Officer. Pursuant to the GIC Note, GIC is obligated to lend up to $0.5 million to the Company, $0.3 million of which was delivered at issuance and the remaining $0.2 million delivered on July 31, 2023. The GIC Note bears interest at a rate of 10% per annum, will mature in full on August 6, 2023, and may be prepaid without any fee or penalty. The GIC Note ranks junior to all existing secured indebtedness of the Company. On October 27, 2023, the maturity date of the GIC Note was subsequently amended to December 31, 2024 at which point principal and accrued interest will be repaid in full. Interest expense incurred on the GIC Note amounted to $47,652 for the six months ended June 30, 2024.

Amendment of Related Party Notes

On May 21, 2024, the Company and CP entered into an amendment to the Convertible Note (the “Consolidated Note Amendment”), pursuant to which CP may elect, in lieu of shares of common stock issuable upon conversion of the Convertible Note, to instead receive pre-funded warrants (“Pre-Funded Warrants”). The conversion price applicable to the Pre-Funded Warrants will remain unchanged at $1.46.

Immediately following the execution of the Consolidated Note Amendment, CP elected to convert $11.5 million of outstanding principal into a Pre-Funded Warrant exercisable at issuance for up to 7,876,712 shares of common stock having a fair value of approximately $2.9 million (the “CP Warrant Conversion”).

On May 21, 2024, GIC and the Company amended and restated the GIC Note (the “Restated GIC Note”, and, collectively with the Consolidated Note Amendment, the “Related Party Debt Amendments”) to increase the aggregate principal amount to approximately $2.29 million, extend the maturity date to December 31, 2025, and provide that the Junior Note may be converted into common stock of the Company or, at GIC’s election, Pre-Funded Warrants, in each case at a conversion price of $0.31.

Immediately following the execution of the Restated GIC Note, GIC elected to convert all of the outstanding principal under the Restated Junior Note into a Pre-Funded Warrant exercisable at issuance for up to 7,383,053 shares of common stock having a fair value of approximately $2.7 million (the “GIC Warrant Conversion”, and, collectively with the CP Warrant Conversion, the “Related Party Warrant Conversions”).

As the Related Party Warrant Conversions were exercised in connection with the Related Party Debt Amendments by CP and GIC, related party lenders under common control (the “Related Party Lenders”), the transactions combined were considered a modification of the total debt outstanding with the related parties (the “Related Party Debt Restructuring”).

The Related Party Debt Restructuring was accounted for as a troubled debt restructuring under ASC 470, as 1) the Company was determined to be experiencing financial difficulties as defined by the ASC, and 2) the Related Party Debt Restructuring was deemed to result in a concession by the Related Party Lenders. The Company performed a comparison of the aggregated undiscounted cash flows associated with the Related Party Notes subsequent to the Related Party Debt Restructuring to the aggregate carrying value of the Related Party Notes as of the Related Party Debt Restructuring date. The net carrying value of the Related Party Notes was determined to exceed the undiscounted future cash flows of the Related Party Notes as modified by the Related Party Debt Restructuring by approximately $10,000,000 (the “Related Party Debt Restructuring Excess Carrying Value”). The aggregate carrying value of the Related Party Notes was thus written down to the amount of the undiscounted future cash flows on the Related Party Notes from the Related Party Debt Restructuring date to maturity (the “Restructured Related Party Debt”). Further, as the Related Party Lenders are related parties of the Company, the Related Party Debt Restructuring Excess Carrying Value was accounted for as a capital transaction and no gain or loss was recognized related to the restructuring.

The carrying value of the Restructured Related Party Debt was approximately $4.4 million at June 30, 2024.

CP Acquisition Promissory Notes

On May 31, 2024 and June 12, 2024 the Company issued promissory notes in favor of CP in the principal amount of $250,000 and $400,000, respectively (the “2024 CP Notes”). The notes bear interest at 10% per annum, and will mature on December 31, 2024. Interest expense incurred on the 2024 CP Notes amounted to approximately $4,000 for the six months ended June 30, 2024.

As of June 30, 2024, future minimum principal payments on all debt positions, excluding accrued interest amounts, were as follows:

Years ending December 31 (In thousands),
Remaining 2024	$462
2025	4,090
2026	1
Total future payments	$4,553

Note 8 — Leases

The determination if any arrangement contained a lease at its inception was done based on whether or not the Company has the right to control the asset during the contract period. The lease term was determined assuming the exercise of options that were reasonably certain to occur. Leases with an original lease term of 12 months or less at inception were not reflected in the Company’s condensed consolidated balance sheet and those lease costs are expensed on a straight-line basis over the respective term. Leases with a term greater than 12 months were reflected as non-current right-of-use assets and current and non-current lease liabilities in the Company’s condensed consolidated balance sheets.

As the implicit interest rate in its leases was generally not known, the Company’s used its incremental borrowing rate as the discount rate for purposes of determining the present value of its lease liabilities. The Company’s incremental borrowing rate was determined using the interest rate on a long term debt position entered into at approximately the same time and for the same duration as the lease. At June 30, 2024 and December 31, 2023 the Company’s weighted-average discount rate utilized for its leases was 7.41% and 7.51%, respectively.

The Company had several non-cancelable finance leases for machinery and equipment. As of June 30, 2024 the Company had no active finance leases.

The Company had several non-cancellable operating leases for corporate offices, warehouses, showrooms, research and development facilities and vehicles. The Company’s leases have remaining lease terms of one year to four years, some of which include options to extend. Some leases include payment for communal area maintenance associated with the property.

During the six months ended June 30, 2024, one of the Company’s leased assets was sold by the lessor to another counterparty, effectively cancelling the remainder of the lease with the Company. There were no penalties arising from the cancellation. The Company recognized a gain on early termination in the amount of $39 thousand, calculated as the difference between the remaining right-of-use asset and lease liability at the time of termination.

Additional information on the Company’s operating and financing lease activity was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Operating lease cost	$116	$248	$246	$504
Finance lease cost:
Amortization of right-of-use assets	—	46	—	91
Interest on lease liabilities	—	5	—	11
Total lease cost	$116	$299	$246	$606

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term – operating leases	2.68 years	3.09 years
Weighted-average remaining lease term – finance leases	—	—
Weighted-average discount rate – operating leases	7.41%	7.51%
Weighted-average discount rate – finance leases	—%	—%

(In thousands)	Balance Sheet Location	June 30, 2024	December 31, 2023
Assets
Right-of-use assets, net	Right-of-use, net	$1,333	$1,803
Total lease assets		$1,333	$1,803

Liabilities
Operating lease liabilities, current	Operating lease liabilities, current	$539	$599
Operating lease liabilities, non-current	Operating lease liabilities, non-current	960	1,394
Total operating lease liabilities		$1,499	$1,993

Maturities of operating lease liabilities as of June 30, 2024 are as follows:

Years ending December 31 (In thousands),	Operating lease
Remaining 2024	$315
2025	641
2026	497
2027	202
Total minimum lease payments	1,655
Less discount	(156)
Total lease liabilities	$1,499

Note 9 — Stockholders’ Equity (Deficit)

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

The measurement of fair value of the Alexander Capital Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.52, exercise price of $0.38, term of five years, volatility of 128%, risk-free rate of 4.32%, and expected dividend rate of 0%). The grant date fair value of these Alexander Capital Warrants was estimated to be $31,000 on February 27, 2024 and is reflected within additional paid-in capital as of June 30, 2024.

Related Party Warrant Issuance

On May 21, 2024, in connection with the Consolidated Note Amendment, the Company issued 7,383,053 and 7,876,712 prefunded warrants to GIC Acquisitions and CP Acquisition (the “Pre-Funded Warrants”), respectively, in exchange of notes payable amounting approximately to $2.29 million and $11.5 million, respectively. The Pre-Funded Warrants can be used to purchase Company’s common stocks with par value of $0.001 at an exercise price of $0.001. The Pre-Funded Warrants have been identified as freestanding financial instruments and were determined not to be indexed to the Company’s own stock. Accordingly, the Warrants are precluded from being classified within equity and classified as a liability with subsequent changes in fair value recognized each reporting period in earnings. The fair value of the Pre-Funded Warrants on the issuance date was $5,600,334 determined as the intrinsic value.

On June 30, 2024, the Company executed an amendment to the Pre-funded Warrants, pursuant to which the Company revised certain provisions of the Pre-funded Warrants to (i) remove the adjustment to the exercise price of the Pre-funded Warrants when there is a bona fide equity financing with the primary purpose of raising capital and (ii) increase the threshold for a change of control from 50% to greater than 50%. The classification of the Pre-funded Warrants was reassessed upon the modification and the Pre-funded Warrants were determined to meet all of the additional requirements for equity classification. Accordingly, as of June 30, 2024, the Company remeasured the Pre-funded Warrants to its fair value immediately prior to the modification and recognized the change in fair value of approximately $1.2 million in earnings. The Company then reclassified the Pre-funded Warrant liability to stockholders’ equity at its post-modification fair value of $6.8 million.

Note 10 — Stock-Based Compensation and Employee Benefit Plans

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards and cash-based awards. The aggregate number of shares of Common Stock that may be reserved and available for grant and issuance under the 2022 Plan is 26,483 shares and 250,000 additional shares issued upon approval by the Board of Directors on January 8, 2024. Shares will be deemed to have been issued under the 2022 Plan solely to the extent actually issued and delivered pursuant to an award. The 2022 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors. As of June 30, 2024, there were 58,158 shares of Common Stock available to be granted under the Company’s 2022 Plan.

The Company’s stock compensation expense was $0.1 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively. The Company’s stock compensation expense was 0.6 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively.

Stock Options

For the six months ended June 30, 2024, there were no options granted or exercised under the Company’s stock option plans. For the same period, there were 284 options expired with a weighted average exercise price of $818.75. There were 10,026 and 10,310 options outstanding with a weighted average exercise price of $1,616.74 and $1,595.92 as of June 30, 2024 and December 31, 2023, respectively. There were 9,950 options vested and exercisable with a weighted average exercise price of $1,618.01 as of June 30, 2024. There were 10,026 options vested and expected to vest with a weighted average exercise price of $1,616.74 as of June 30, 2024

As of June 30, 2024, total unrecognized compensation expense related to unvested options was $53,000, which is expected to be recognized over a weighted average period of 0.52 years.

The following table summarizes information about options vested and exercisable at June 30, 2024:

	Options Vested and Exercisable
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$456.00	2,756	5.96	$456.00
$972.00	2,723	6.40	$972.00
$1,840.00	201	7.61	$1,840.00
$2,768.00	4,220	6.73	$2,768.00
$2,898.00	50	6.73	$2,898.00

The following table summarizes information about options vested and expected to vest after June 30, 2024:

	Options Vested and Expected to Vest
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$456.00	2,769	5.94	$456.00
$972.00	2,736	6.40	$972.00
$1,536.00	1	0.00	$1,536.00
$1,840.00	250	7.61	$1,840.00
$2,768.00	4,220	6.73	$2,768.00
$2,898.00	50	6.73	$2,898.00

Restricted Stock Units

The following table presents restricted stock unit activity for the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	2,136	$230.80
Granted	201,938	$0.76
Vested	(201,955)	$0.79
Forfeited	(292)	$82.20
Unvested at June 30, 2024	1,827	$251.89

As of June 30, 2024, total unrecognized compensation expense related to unvested restricted stock units was $254,000, which is expected to be recognized over a weighted average period of 1.16 years.

Note 11 — Stock Warrants

The following tables present all warrant activity of the Company for the three months ended June 30, 2024:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding at December 31, 2023	5,380,299	$10.83
Granted	19,290,686	$0.01
Exercised	(7,095,901)	$—
Forfeited	(3,081)	$—
Warrants outstanding at June 30, 2024	17,572,003	$3.25

The Company received proceeds from the exercise of prefunded warrants of $4,000 for the six months ended June 30, 2024.

Note 12 — Income Taxes

The Company’s effective income tax rates were both 0% for the three and six months ended June 30, 2024 and 2023, respectively. There were no provision for (benefit from) income taxes for the three and six months ended June 30, 2024 and 2023, respectively. There is no difference between the Company’s effective tax rates for the 2024 and 2023 periods. There was no change in the provision for (benefit from) income taxes for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.

Note 13 — Net (Loss) Income Per Share

Net (loss) income per share calculations for all periods have been adjusted to reflect the Company’s reverse stock splits. Net (loss) income per share was calculated based on the weighted-average number of the Company’s Common Stock outstanding.

Basic net (loss) income per share is calculated using the weighted-average number of Common Stock outstanding during the periods. Diluted net loss per share is computed by giving effect to all potential shares of Common Stock, including convertible notes, outstanding stock options, stock related to unvested restricted stock units, and outstanding warrants to the extent dilutive. Net loss per share, assuming dilution, is equal to basic net loss per share for the three months ended June 30, 2024 and 2023 and six months ended June 30, 2023 because the effect of dilutive securities outstanding during the periods, including convertible notes, options, restricted stock units and warrants computed using the treasury stock method, is anti-dilutive.

The components of basic and diluted net loss per share were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Numerator for basic EPS - net (loss) income available for common stockholders	$(2,972)	$(6,805)	$1,264	$(17,132)
Effect of dilutive securities:
Interest expense on convertible notes	—	—	520	—
Numerator for diluted EPS - net (loss) income available to common stockholders after assumed conversions	$(2,972)	$(6,805)	$1,784	$(17,132)
Denominator:
Denominator for basic EPS - weighted-average common stock outstanding	20,812,678	1,549,669	14,853,454	1,312,299
Effect of dilutive securities:
Conversion of convertible notes	—	—	14,917,585	—
Denominator for diluted EPS - adjusted weighted-average common stock outstanding and assumed conversions	20,812,678	1,549,669	29,771,039	1,312,299
Basic net loss (income) per share attributable to common stockholders	$(0.14)	$(4.39)	$0.09	$(13.05)
Diluted net loss (income) per share attributable to common stockholders	$(0.14)	$(4.39)	$0.06	$(13.05)

As of June 30, 2024, the Company had convertible notes outstanding with a principal balance of approximately $3.3 million convertible into 2,644,632 shares of Common Stock. During the six months ended June 30, 2024, the Company also converted a portion of the convertible notes into 2,671,633 shares of Common Stock and 15,259,765 Pre-funded Warrants to purchase shares of Common Stock. Given the nominal exercise price of the Company’s issuance of Pre-funded Warrants, such Pre-funded Warrants are included in in the calculation of basic net (loss) income per share and weighted for the period outstanding from issuance to June 30, 2024. The exercise price per warrant is deemed non-substantive when compared to the fair value of the underlying common shares. In determination of the denominator for diluted EPS for the six months ended June 30, 2024, the Company assumed conversion of the 2,671,633 shares of Common Stock and the 15,259,765 Pre-funded Warrants as of the beginning of the period, January 1, 2024, eliminating the weighting of the shares and warrants from issuance to June 30, 2024. The Company also included in the denominator for diluted EPS for the six months ended June 30, 2024, the assumed conversion of 2,644,632 shares of Common Stock related to the convertible notes.

For each of the periods presented, the Company’s potential dilutive securities, which include stock options, restricted stock units, and warrants, have been excluded from the computation of basic and diluted net (loss) income per share with the exception of the Pre-funded Warrants, or penny warrants, which are included in the computation, as detailed above. The weighted-average number of Common Shares outstanding used to calculate both basic and diluted net loss per share attributable to Common Stockholders is the same for the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2023. The Company excluded the following potential Common Stock equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Common Stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Shares subject to outstanding stock options	9,950	10,969
Shares subject to unvested restricted stock units	1,827	4,574
Shares subject to outstanding warrants	2,312,238	1,495,001
	2,324,015	1,510,544

Note 14 — Commitments and Contingencies

Legal Matters

From time to time, the Company may become involved in material legal proceedings or be subject to claims arising in the ordinary course of our business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Bud & Mary’s Litigation

On September 15, 2022, the Company provided a notice of default to Bud & Mary’s and certain related parties notifying such parties that Bud & Mary’s was in default of its obligations under the Bud & Mary TTK Agreement. On October 5, 2022, Bud & Mary’s filed a complaint in the Superior Court of Massachusetts in Suffolk County, naming the Company as the defendant (the “Bud & Mary Complaint”). Bud & Mary’s is seeking, among other relief, monetary damages in connection with alleged unfair or deceptive trade practices, breach of contract and conversion arising from the Agreement. While the Company believes the claim is without merit and will continue to vigorously defend itself against Bud & Mary’s allegations, litigation is inherently unpredictable and there can be no assurance that the Company will prevail in this matter. During the third quarter of 2022, the Company deemed it necessary to fully reserve for the outstanding $14.7 million note receivable balance due to the current litigation and the uncertainty of the customer’s ability to repay the balance. The $14.7 million represents the amount of the contingent loss that the Company has determined to be reasonably possible and estimable. The actual cost of resolving this matter may be higher or lower than the amount the Company has reserved. If the Company is unable to realize revenue from its TTK Solution offerings on a timely basis or at all, or if it incurs an additional loss as a result of the Bud & Mary’s claim, the Company’s business and financial performance will be adversely affected. On November 14, 2022, the Company filed its answers and affirmative defenses to the Bud & Mary’s complaint and counterclaims. The Company is seeking, among other relief, monetary damages in connection with the breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and enforcement of the guarantees. Bud & Mary’s is permitted to file an amended complaint, and Agrify will be permitted to make responsive filings, which may include an answer and counterclaim.

Bowdoin Construction Corp. Litigation

On February 22, 2023, Bowdoin Construction Corp. (“Bowdoin”) filed a complaint in the Superior Court of Massachusetts in Norfolk County naming the Company (the “Bowdoin Complaint”), Bud & Mary’s and certain related parties as defendants, captioned Bowdoin Construction Corp. v. Agrify Corporation, Bud & Mary’s Cultivation, Inc. and BMLC2, LLC, case no. 2382CV00173. The Bowdoin Complaint relates to a construction contract between Bowdoin and the Company relating to the property that is the subject of the Bud & Mary’s Complaint, and alleges breach of contract by Bud & Mary’s and by the Company due to nonpayment of approximately $6.3 million due under the contract and related indemnification claims and mechanics’ liens. The $6.3 million is included in accounts payable in the condensed consolidated balance sheet. One of Bowdoin’s subs, Hannon Electric, Inc. has filed a separate suit against Agrify in the amount of $1.498 million. The amount is part of the $6.3 million claimed in Bowdoin’s Complaint. The Company is entitled to indemnification by Bud & Mary’s and intends to vigorously defend this claim.

Mack Molding Co.

In December 2020, the Company entered into a five-year supply agreement with Mack Molding Co. (“Mack”) pursuant to which Mack will become a key supplier of VFUs. In February 2021, the Company placed a purchase order with Mack amounting to approximately $5.2 million towards the initial production of VFUs during 2021. Since February 2021, the Company increased the purchase order with Mack to approximately $26.5 million towards production of VFUs during 2021 and 2022. The Company believed the supply agreement with Mack would provide the Company with increased scaling capabilities and the ability to meet the potential future demand of its customers more efficiently. The supply agreement contemplates that, following an introductory period, the Company will negotiate a minimum percentage of the VFU requirements that the Company will purchase from Mack each year based on the agreed-upon pricing formula. The introductory period is not time-based but rather refers to the production of an initial number of units after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. The Company believed this approach would result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack. On October 11, 2022, the Company received a $9.4 million invoice from Mack for inventory purchased on the Company’s behalf to build VFUs. As part of the terms of the contract manufacturing agreement, Mack had the contractual right to bill the Company for any inventory that had aged greater than nine months. Due to the slowdown in the demand for the VFUs and the lack of a demand forecast that the Company could provide to the vendor, Mack exercised the right to invoice the Company for the slow-moving inventory. As of December 31, 2022, the Company recognized a contingent liability in the amount of $8.4 million, representing an estimate of the amount payable to Mack with respect to the original Mack purchase agreement, and which was included in accounts payable in the condensed consolidated balance sheet. On March 2, 2023, Mack filed an arbitration action seeking the amounts owed to Mack for purchased inventory. On October 27, 2023, and effective as of October 18, 2023, Mack and the Company entered into a Modification and Settlement Agreement (the “Modification Agreement”) with respect to the dispute rather than engaging in litigation through the courts.

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

McCutchan, Inc.

In December 2021, the Company entered into a Standard Form of Agreement (“Agreement”) between Owner and Contractor whereby Valiant Group LLC (“Valiant”) is the general contractor for tenant improvements on certain real property located in Bellevue, Washington (the “Project”). McCutchan, Inc. (“McCutchan”) agreed to be a subcontractor on the Project and engaged various other subcontractors. The Company terminated Valiant as the general contractor for, among other allegations, breach of contract and unjust enrichment. Following the termination of Valiant, in October 2022, the Agreement was assigned and accepted (the “Assignment”) to Agxion, LLC, a wholly owned subsidiary of the Company. The Assignment contemplates that, as a subcontractor to the Agreement, McCutchan is still bound to the subcontract agreement and will continue construction operations on the Project. The Company is pursuing Valiant in a separate litigation (the “Valiant Litigation”) to collect no less than approximately $1.4 million alleging overbilling, breach of the Agreement, and violation of Chapter 18.27 and 19.86 RCW in Washington. On March 5, 2024, McCutchan, Inc. (“McCutchan”) filed a complaint in the Superior Court of Washington for King County naming the Company, Valiant, and certain related parties as defendants. In the complaint, McCutchan asserts two causes of action against the Company: (1) breach of contract, (2) voidable contract, (3) interference with business or economic expectancy, (4) unjust enrichment, and (5) defamation. McCutchan’s claims are based on allegations of misrepresentations made by the Company to pay McCutchan for work completed on the Project as well as a failure to pay under the Agreement. In the alternative, McCutchan is alleging the Assignment is void and not a valid contract. McCutchan is seeking to collect no less than $3 million against the Company and all other named defendants. The Company has accepted services and is preparing a response to the complaint. The Company intends to vigorously defend McCutchan’s claims.

Valiant Group LLC

The Company filed a separate complaint against Valiant for overbilling, misrepresentation, and breach for the Treehouse project in Nevada. Valiant has failed to respond and Agrify has since submitted an entry of default to the court and is currently seeking for award in the amount of $1.5 million. However, there is no guarantee that the Court would award the full amount and no guarantee that Agrify would be able to successfully collect the full amount from Valiant.

Other Litigation

In September 2023, the Company settled a legal dispute with a specific customer which resulted in the recognition of a gain of approximately $0.9 million, of which $0.3 million was paid in October 2023, with the remaining approximate $0.6 million to be paid in equal monthly installments, beginning in January, 2024. This gain was recognized as part of other income, net per the unaudited condensed consolidated statement of operations for the six months ended June 30, 2024, with the approximate $0.9 million receivable balance recognized as part of prepaid expenses and other current assets, per the unaudited condensed consolidated balance sheet, as of June 30, 2024. The settlement also resulted in the return of equipment to the Company in October 2023.

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

The Company is also a defendant or plaintiff in a variety of other litigation matters that are individually insignificant. The timing and amount of any settlements, including potential payments made or received, is uncertain. Nonetheless, management currently estimates that the Company’s aggregate net loss exposure with respect to these cases is within the range of approximately $150,000 to $300,000. Given the Company has determined these losses are probable of occurring and reasonably estimable, an accrual was recorded in the amount of $150 thousand within general and administrative expenses within the condensed consolidated statement of operations for the six months ended June 30, 2024.

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

The following table describes the net purchasing (sales) activity with entities identified as related parties to the Company:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Bluezone	$—	$—	$—	$4
Topline Performance Group	—	—	—	(1)
NEIA	—	—	—	(43)
Greenstone Holdings	—	—	—	(2)

The following table summarizes net related party (payable) receivable as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Bluezone	$—	$(4)
Valiant Americas, LLC	—	1

On July 12, 2023, the Company issued an unsecured promissory note in favor of GIC Acquisition, LLC, an entity that is owned and managed by the Company’s Chairman and Chief Executive Officer. Refer to Note 7 - Debt for further disclosure related to this Related Party Note including related transactions occurring during the three and six months ended June 30, 2024.

On October 27, 2023, CP Acquisitions LLC, an entity affiliated with and controlled by Company’s Chairman and Chief Executive Officer, purchased the Exchange Note and the Convertible Note. In addition, the Company issued to CP a Junior Secured Note. Refer to Note 7 - Debt for further disclosure related to this Related Party Note including related transactions occurring during the three and six months ended June 30, 2024.

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

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that are precluded from equity classification, they are recorded as a liability at their initial fair value on the date of issuance and marked-to-market each reporting period with the changes in fair value of warrant liabilities recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations until the warrants are exercised. The fair value of the warrant liabilities are estimated using a Black-Scholes option-pricing model.

The estimated fair value of the warrant liabilities is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values that represent the Company’s best estimate. The volatility rate is determined utilizing the Company’s own share price and the share price of competitors over time.

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

If a contract has payment terms that differ from the timing of revenue recognition, we will assess whether the transaction price for those contracts include a significant financing component. We have elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, we impute interest on such contracts at an agreed upon interest rate and will present the financing components separately as financial income. For the six months ended June 30, 2024 and 2023, we did not have any such financial income.

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

We generally provide a one-year warranty on our products for materials and workmanship but may provide multiple year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC 450-20-25, we accrue for product warranties when the loss is probable and can be reasonably estimated. The reserve for warranty returns is included in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheets.

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

We follow the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the unaudited condensed consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. We believe our tax positions are all highly certain of being upheld upon examination. As such, we have not recorded a liability for unrecognized tax benefits.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue (including $0, $0, $0, and $46 from related parties, respectively)	$2,994	$5,066	$5,592	$10,870
Cost of goods sold	1,867	4,466	4,300	9,282
Gross profit	1,127	600	1,292	1,588

General and administrative	2,268	4,819	6,362	11,745
Selling and marketing	394	1,120	856	2,710
Research and development	185	643	460	1,378
Gain on settlement of contingent liabilities	—	—	(5,935)	—
Gain on early termination of lease	(39)	—	(39)	—
(Gain) loss on disposal of property and equipment	(9)	—	(9)	5
Change in contingent consideration	—	(638)	(2,180)	(1,322)
Total operating expenses	2,799	5,944	(485)	14,516
Operating (loss) income	(1,672)	(5,344)	1,777	(12,928)
Interest income (expense), net	(28)	(400)	(128)	(1,199)
Change in fair value of warrant liabilities	(1,277)	(1,048)	(404)	1,624
Loss on extinguishment of long-term debt, net	—	(11)	—	(4,631)
Other income (expense), net	5	(4)	19	—
Total other expense, net	(1,300)	(1,463)	(513)	(4,206)
Net (loss) income	(2,972)	(6,807)	1,264	(17,134)
Loss attributable to non-controlling interest	—	2	—	2
Net (loss) income attributable to Agrify Corporation	$(2,972)	$(6,805)	$1,264	$(17,132)
Net (loss) income per share attributable to Common Stockholders – basic (1)	$(0.14)	$(4.39)	$0.09	$(13.05)
Weighted average common shares outstanding - basic	20,812,678	1,549,669	14,853,454	1,312,299

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

The following table provides a breakdown of our revenue for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,				Six months ended June 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Cultivation solutions, including ancillary products and services	$526	$1,298	$(771)	(59)%	$1,438	$1,230	$208	17%
Agrify Insights software	68	35	33	94%	130	65	65	100%
Facility build-outs	—	255	(255)	(100)%	—	882	(882)	(100)%
Extraction solutions	3,116	4,450	(1,334)	(30)%	5,566	9,428	(3,862)	(41)%
Sales discounts on cultivation and extraction solutions	(716)	(972)	256	(26)%	(1,542)	(735)	(807)	110%
Total revenue	$2,994	$5,066	$(2,072)	(41)%	$5,592	$10,870	$(5,278)	(49)%

Revenues decreased by $2.1 million, or 41%, for the three months ended June 30, 2024 compared to the same period in 2023. Revenues decreased by $5.3 million, or 49%, for the six months ended June 30, 2024 compared to the same period in 2023. The comparative decrease in revenue was generated primarily from decreases in revenue from facility build-outs and extraction solutions. Extraction division revenues decreased by $1.3 million and $3.9 million for the three and six months ended June 30, 2024, respectively, primarily due to changes in contract terms with customers which expedited cash flows but reduced overall demand. Additionally, design and build revenues decreased by $0.3 million and $0.9 million for the three and six months ended June 30, 2024, respectively due to the discontinued build-out of facilities under our TTK Solutions.

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

The following table provides a breakdown of our cost of goods sold for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,				Six months ended June 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Cultivation solutions, including ancillary products and services	$758	$490	$268	55%	$989	$1,023	$(34)	(3)%
Facility build-outs	12	248	(236)	(95)%	12	968	(956)	(99)%
Extraction solutions	1,097	3,728	(2,631)	(71)%	3,299	7,291	(3,992)	(55)%
Total cost of goods sold	$1,867	$4,466	$(2,599)	(58)%	$4,300	$9,282	$(4,982)	(54)%

Cost of goods sold decreased by $2.6 million, or 58%, for the three months ended June 30, 2024 compared to the same period in 2023. Cost of goods sold decreased by $5.0 million, or 54%, for the six months ended June 30, 2024 compared to the same period in 2023. The comparative quarterly decrease in cost of goods sold is associated with decreases in cost of goods sold related to facility build-outs and extraction solutions which aligns with the reduction in revenue over the same period for each of these revenue streams.

Gross Profit

	Three months ended June 30,				Six months ended June 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Gross profit	$1,127	$600	$527	88%	$1,292	$1,588	$(296)	(19)%

Gross profit totaled $1.1 million, or 37.6%, of total revenue during the three months ended June 30, 2024 compared to $0.6 million, or 11.8%, of total revenue during the three months ended June 30, 2023. Gross profit totaled $1.3 million, or 23.1% of total revenue during the six months ended June 30, 2024 compared to a gross profit of $1.6 million, or 14.6% of total revenue during the six months ended June 30, 2023. The comparative $0.3 million second-quarter year over year increase in gross profit, as well as the comparative increase in gross profit margin, is primarily attributable to a bigger decrease in costs of goods sold relative to the decrease in revenue for the period. During the second quarter of 2024, we realized a gross profit margin of 65% associated with our extraction solutions revenue, while we realized a gross profit margin of approximately (44)% on our cultivation-related revenues.

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

General and Administrative

	Three months ended June 30,				Six months ended June 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
General and administrative	$2,268	$4,819	$(2,551)	(53)%	$6,362	$11,745	$(5,383)	(46)%

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

G&A expense decreased by $2.6 million, or 53%, for the three months ended June 30, 2024, compared to the same period in 2023. G&A expense decreased by $5.4 million, or 46%, for the six months ended June 30, 2024, compared to the same period in 2023. The decrease for the six months ended is primarily attributable to a decrease in stock based compensation of 1.0 million, a decrease in payroll expense of 1.8 million, a decrease in insurance and other employee benefits of 1.3 million, and a decrease in sales tax expense of 0.5 million.

Research and Development

	Three months ended June 30,				Six months ended June 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Research and development	$185	$643	$(458)	(71)%	$460	$1,378	$(918)	(67)%

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

R&D expense decreased by $0.5 million, or 71% for the three months ended June 30, 2024, compared to the same period in 2023. R&D expense decreased by $0.9 million, or 67%, for the six months ended June 30, 2024, compared to the same period in 2023. The decrease is attributable to the reduction in personnel, outsourced consulting and materials purchased.

We expect to continue to invest in future developments of our VFUs, Agrify Insights software and our extraction products. As a percentage of net revenue, R&D expenses were 15% of total revenue for the six months ended June 30, 2024, compared to 27% for the six months ended June 30, 2023.

Selling and Marketing

	Three months ended June 30,				Six months ended June 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Selling and marketing	$394	$1,120	$(726)	(65)%	$856	$2,710	$(1,854)	(68)%

Selling and marketing expenses consist primarily of salaries and related costs of personnel, travel expenses, trade shows and advertising expenses.

Selling and marketing expenses decreased by $0.7 million, or 65%, for the three months ended June 30, 2024, compared to the same period in 2023. Selling and marketing expenses decreased by $1.9 million, or 68%, for the six months ended June 30, 2024, compared to the same period in 2023. The decrease is attributable to a decrease in payroll, advertising, and trade show expenses.

Gain on settlement of contingent liabilities

	Three months ended June 30,				Six months ended June 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Gain on settlement of contingent liabilities	$—	$—	$—	—%	$(5,935)	$—	$(5,935)	—%

Gain on settlement of contingent liabilities relates to the legal settlement effected with Mack Molding Co. as described in Note 14 - Commitments and Contingencies within the unaudited condensed consolidated financial statements for the period ended June 30, 2024. On February 29, 2024, the Company met its performance obligations in terms of the Modification Agreement with Mack Molding Co. In the second quarter of 2024, management derecognized the previously recognized contingent liability, resulting in a credit of approximately $5.9 million, increasing the total gain for the six months ended June 30, 2024 to approximately $5.9 million. The gain was recorded within gain on settlement of contingent liabilities, on the unaudited condensed consolidated statement of operations.

Other Income, Net

	Three months ended June 30,				Six months ended June 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Interest income (expense), net	$(28)	$(400)	$372	(93)%	$(128)	$(1,199)	$1,071	(89)%
Other income (expense), net	5	(4)	9	(225)%	19	—	19	—%
Change in fair value of warrant liabilities	(1,277)	(1,048)	(229)	22%	(404)	1,624	(2,028)	(125)%
Loss on extinguishment of long-term debt, net	—	(11)	11	(100)%	—	(4,631)	4,631	(100)%
Total other expense, net	$(1,300)	$(1,463)	$163	(11)%	$(513)	$(4,206)	$3,693	(88)%

Interest expense decreased by $0.4 million, or 93%, for the three months ended June 30, 2024, compared to the same period in 2023. Interest expense decreased by $1.1 million, or 89%, for the six months ended June 30, 2024, compared to the same period in 2023. The decrease in interest expense is attributable mainly to the decrease in principal balance on outstanding loans.

The change in fair value of warrant liabilities decreased by $0.2 million, or 22% during the three months ended June 30, 2024, compared to the same period in 2023. The change in fair value of warrant liabilities decreased by $2.0 million, or 125%, during the six months ended June 30, 2024, compared to the same period in 2023. The decrease is related to the fair value remeasurement of warrants issued during March, August, and December, 2022.

Income (Loss) Attributable to Non-Controlling Interest

We consolidate the results of operations of two less than wholly-owned entities into our unaudited condensed consolidated results of operations. On December 8, 2019, we formed Agrify Valiant LLC, a joint-venture limited liability company in which we are 60% majority owner and Valiant-America, LLC owns 40%. Agrify Valiant LLC started its operations during the second quarter of 2020. On January 22, 2020, as part of the acquisition of TriGrow, we received TriGrow’s 75% interest in Agrify Brands, LLC (formerly TriGrow Brands, LLC), a licensor of an established portfolio of consumer brands that utilize our grow technology. The license of these brands is ancillary to the sale of our VFUs and provides a means to differentiate customers’ products in the marketplace. It is not a material aspect of our business and we have not realized any royalty income. Accordingly, we are currently evaluating whether to continue this legacy business from an operational standpoint, as well as from a legal and regulatory perspective.

Loss attributable to non-controlling interest represents the portion of profit (or loss) that are attributable to non-controlling interest calculated as a product of the net income of the entity multiplied by the percentage of ownership held by the non-controlling interest.

Liquidity and Capital Resources

As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $57 thousand. Our current working capital needs are to support revenue growth, to fund construction and equipment financing commitments associated with our TTK Solutions, manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements and capital expenditures. We anticipate that we will allocate a significant portion of our current balance of working capital to satisfy the financing requirements of our current and future TTK arrangements. These arrangements require a significant amount of upfront capital necessary to fund construction, associated with facility build-outs, and equipment. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

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

Indebtedness

We entered into one Loan Agreement and Promissory Note with Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. We received total proceeds of approximately $779,000 from the unsecured PPP Loan which was originally scheduled to mature in May 2022. We applied for forgiveness on the $779,000 of our PPP Loan however was denied by the SBA. On June 23, 2022, we received a letter from Bank of America agreeing to extend the maturity date to May 7, 2025 and bears interest at a rate of 1.00% per year. The PPP loan is payable in 34 equal combined monthly principal and interest payments of approximately $24,000 that commenced on August 7, 2022.

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

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the six months ended June 30, 2024, and 2023:

(In thousands)	June 30, 2024	June 30, 2023
Net cash (used in) provided by:
Operating activities	$(4,816)	$(11,634)
Investing activities	336	11,358
Financing activities	4,103	(9,873)
Net decrease in cash and cash equivalents	$(377)	$(10,149)

Cash Flow from Operating Activities

For the six months ended June 30, 2024, we incurred a net loss of $1.3 million, which included a 2.8 million decrease related to accounts payable, 2.2 million decrease related to accrued acquisition liabilities due to issuance of held-back-shares, $1.1 million decrease related to recovery of provision for slow-moving inventory, 5.9 gain on a supply agreement $0.8 million related to depreciation and amortization, $0.6 million of stock based compensation expense, and $0.4 million increase related to the change in fair value of warrant liabilities. Net cash was reduced by changes in operating assets and liabilities of $0.8 million.

For the six months ended June 30, 2023, we incurred a net loss of $17.1 million, which included $12.9 million loss from operations, a $4.6 million loss on extinguishment of notes payable, and $1.2 million of interest expense, partially offset by a $1.6 million credit related to the change in fair value of warrant liabilities. Net cash used in operating activities for six months ended June 30, 2023 was 11.6 million.

Cash Flow from Investing Activities

For the six months ended June 30, 2024, net cash provided in investing activities was $0.3 million, which resulted from cash inflows of $0.3 million in proceeds from the repayment of a loan receivable, partially offset by cash outflows of $4,000 for purchases of property and equipment.

For the six months ended June 30, 2023, net cash provided by investing activities was $11.4 million, which included cash inflows of $10.5 million in proceeds from the sale of securities and $1.5 million in proceeds from the repayment of a loan receivable, partially offset by cash outflows of $0.6 million in costs related to the issuance of loans.

Cash Flow from Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was $4.1 million. Net cash provided by financing activities was primarily driven by proceeds from issuance of related party notes of $2.3 million and proceeds from an issuance of common stock through an S-1 and Prefunded Warrants offering of $2.1 million, offset by $0.3 million in payments on insurance financing loans.

For the six months ended June 30, 2023, net cash used in financing activities was $9.9 million, which was primarily driven by repayment of debt in a private placement of $10.3 million and payments on insurance financing loans of $1.0 million, partially offset by proceeds from the ATM Program of $1.5 million.

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

Critical Accounting Policies and Estimates

Part I, Item, 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

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

The significant accounting policies and estimates that have been adopted and followed in the preparation of our condensed consolidated financial statements are detailed in Note 1 - Overview, Basis of Presentation and Significant Accounting Policies included in our 2023 Annual Report and Note 1 - Overview, Basis of Presentation and Significant Accounting Policies to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no changes in these policies and estimates that had a significant impact on the financial condition and results of operations for the periods covered in this Quarterly Report.

Recently Issued Accounting Pronouncements Adopted

For more information on recently issued accounting pronouncements are included within Note 1 - Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to unaudited condensed consolidated financial statements covered under Part I, Item 1 of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements Not Yet Adopted

For more information on new accounting pronouncements not yet adopted are included within Note 1 - Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to unaudited condensed consolidated financial statements covered under Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting previously identified in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and filed with the SEC on April 15, 2024, as amended on April 29, 2024 our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

We are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting, including hiring additional qualified personnel, further documentation and implementation of control procedures and the implementation of control monitoring. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the caption Legal Proceedings in Note 14 - Commitments and Contingencies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which information is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Amendment No. 1 to Senior Secured Amended, Restated and Consolidated Convertible between Agrify Corporation and CP Acquisitions, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2024).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2024).
4.3	Third Amended and Restated Junior Secured Convertible Promissory Note dated as of May 21, 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2024)
4.4	Amendment to Pre-Funded Comon Stock Purchase Warrant between Agrify Corporation and CP Acquisitions, LLC dated as of June 30, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2024)
4.5	Amendment to Pre-Funded Comon Stock Purchase Warrant between Agrify Corporation and GIC Acquisitions, LLC dated as of June 30, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2024)
10.1	Term Sheet between Nature’s Miracle Holding Inc. and Agrify Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2024).
10.2	Term Sheet between Nature’s Miracle Holding Inc., CP Acquisitions LLC and GIC Acquisition, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2024).
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer
32.1**	Section 1350 Certification of principal executive officer and principal financial and accounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith in accordance with Item 601 (b)(32) of Regulation S-K.
†	Certain confidential portions of this exhibit were omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K because the identified confidential portions (i) are not material and (ii) are customarily and actually treated as private or confidential by the Company.
††	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRIFY CORPORATION

By:	/s/ Raymond Chang
Raymond Chang
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: August 14, 2024