Form 10-Q
period 2024-09-30
Agrify Corp
filed 2024-11-14
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

YES ☐ NO ☒

As of November 14, 2024, the registrant had 1,529,747 shares of Common Stock, $0.001 par value per share outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1

	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 (unaudited) and 2023 (unaudited)	2

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 (unaudited) and 2023 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 (unaudited) and 2023 (unaudited)	5

	Notes to the Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	55

ITEM 4.	CONTROLS AND PROCEDURES	55

PART II OTHER INFORMATION		56

ITEM 1.	LEGAL PROCEEDINGS	56

ITEM 1A.	RISK FACTORS	56

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	56

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	56

ITEM 4.	MINE SAFETY DISCLOSURES	56

ITEM 5.	OTHER INFORMATION	56

ITEM 6.	EXHIBITS	57

SIGNATURES		58

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$263	$430
Marketable securities	4	4
Accounts receivable, net of allowance for credit losses of $2,626 and $1,887 at September 30, 2024 and December 31, 2023, respectively	328	1,149
Inventory, net of reserves of $15,766 and $17,599 at September 30, 2024 and December 31, 2023, respectively	18,085	19,094
Loans receivable, current	1,680	—
Prepaid expenses and other current assets	410	3,332
Total current assets	20,770	24,009
Loans receivable, net of allowance for credit losses of $18,885 and $19,215 at September 30, 2024 and December 31, 2023, respectively, net of current	9,903	11,583
Property and equipment, net	6,596	7,734
Operating lease right-of-use assets	1,573	1,803
Other non-current assets	110	141
Total assets	$38,952	$45,270
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12,034	$20,766
Accrued expenses and other current liabilities	7,473	10,655
Operating lease liabilities, current	666	599
Long-term debt, current	525	766
Related party debt, current	2,344	4,444
Contract liabilities	4,724	4,019
Total current liabilities	27,766	41,249
Warrant liabilities	277	1,290
Operating lease liabilities, net of current	1,090	1,394
Related party debt, net of current	4,360	—
Long-term debt, net of current	2	16,047
Total liabilities	33,495	59,980

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit):
Common Stock, $0.001 par value per share, 35,000,000 and 10,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively, 1,331,823 and 113,416 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively (1)	1	—
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	288,410	250,857
Accumulated deficit	(283,184)	(265,797)
Total stockholders’ equity (deficit) attributable to Agrify	5,227	(14,940)
Non-controlling interests	230	230
Total stockholders’ equity (deficit)	5,457	(14,710)
Total liabilities and stockholders’ equity (deficit)	$38,952	$45,270

(1)	Periods presented have been adjusted to retroactively reflect the 1-for-20 reverse stock split on July 5, 2023, and for the 1-for-15 reverse stock split on October 8, 2024. Additional information regarding the reverse stock splits may be found in Note 1 – Overview, Basis of Presentation, and Significant Accounting Policies, included in the notes to the consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue (including $0, $0, $0, and $46 from related parties, respectively)	$1,934	$3,139	$7,526	$14,009
Cost of goods sold	1,709	2,165	6,009	11,447
Gross profit	225	974	1,517	2,562

General and administrative	3,364	4,321	9,726	16,066
Selling and marketing	348	812	1,204	3,522
Research and development	168	486	628	1,864
Gain on settlement of contingent liabilities	—	—	(5,935)	—
Gain on early termination of lease	—	—	(39)	—
(Gain) loss on disposal of property and equipment	10	(67)	1	(62)
Change in contingent consideration	—	—	(2,180)	(1,322)
Total operating expenses	3,890	5,552	3,405	20,068
Operating loss	(3,665)	(4,578)	(1,888)	(17,506)
Interest expense	(38)	(363)	(166)	(1,562)
Change in fair value of warrant liabilities	(15,098)	1,975	(15,502)	3,599
Loss on extinguishment of long-term debt, net	—	—	—	(4,631)
Other income	150	874	169	874
Total other income (expense), net	(14,986)	2,486	(15,499)	(1,720)
Net loss	(18,651)	(2,092)	(17,387)	(19,226)
Loss attributable to non-controlling interest	—	—	—	2
Net loss attributable to Agrify Corporation	$(18,651)	$(2,092)	$(17,387)	$(19,224)
Net loss per share attributable to Common Stockholders – basic and diluted (1)	$(17.31)	$(19.02)	$(16.82)	$(202.21)
Weighted average common shares outstanding - basic and diluted	1,077,780	109,983	1,033,582	95,068

(1)	Periods presented have been adjusted to retroactively reflect the 1-for-20 reverse stock split on July 5, 2023, and for the 1-for-15 reverse stock split on October 8, 2024. Additional information regarding reverse stock splits may be found in Note 1 – Overview, Basis of Presentation, and Significant Accounting Policies, included elsewhere in the notes to the consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock		Preferred A Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity (Deficit) attributable to	Non-Controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Agrify	Interests	(Deficit)
Balance at January 1, 2023	69,220	$—	—	$—	—	$—	$237,876	$(247,148)	$(9,272)	$231	$(9,041)
Stock-based compensation	—	—	—	—	—	—	859	—	859	—	859
Issuance of Common Stock through an at the market offering, net of fees	21,539	—	—	—	—	—	1,545	—	1,545	—	1,545
Issuance of Common Stock to Pure Pressure	24	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	1	—	—	—	—	—	—	—	—	—	—
Proceeds from Employee Stock Purchase Plan Shares	167	—	—	—	—	—	25	—	25	—	25
Net loss	—	—	—	—	—	—	—	(10,327)	(10,327)	—	(10,327)
Balance March 31, 2023	90,951	—	—	—	—	—	240,305	(257,475)	(17,170)	231	(16,939)
Stock-based compensation	—	—	—	—	—	—	752	—	752	—	752
Issuance of held-back shares to Lab Society	33	—	—	—	—	—	—	—	—	—	—
Exercise of Pre-Funded Warrants in private placement	2,333	—	—	—	—	—	—	—	—	—	—
Conversion of Exchange Note	4,638	—	—	—	—	—	2,146	—	2,146	—	2,146
Conversion of Convertible Note	10,241	—	—	—	—	—	1,172	—	1,172	—	1,172
Net loss (income)	—	—	—	—	—	—	—	(6,807)	(6,807)	2	(6,805)
Balance June 30, 2023	108,196	$—	—	$—	—	$—	$244,375	$(264,282)	$(19,907)	$233	$(19,674)
Stock-based compensation	—	—	—	—	—	—	525	—	525	—	525
Reverse stock split fractional share settlement	1,889	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(2,092)	(2,092)	—	(2,092)
Balance September 30, 2023	110,085	$—	—	$—	—	$—	$244,900	$(266,374)	$(21,474)	$233	$(21,241)

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock		Preferred A Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity (Deficit) attributable to	Non-Controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Agrify	Interests	(Deficit)
Balance at January 1, 2024	113,416	$—	—	$—	—	$—	$250,857	$(265,797)	$(14,940)	$230	$(14,710)
Stock-based compensation	—	—	—	—	—	—	490	—	490	—	490
Issuance of Common Stock and Pre-Funded Warrants through public offering	184,000	—	—	—	—	—	2,123	—	2,123	—	2,123
Issuance of held-back shares from Sinclair acquisition	39	—	—	—	—	—	—	—	—	—	—
Cashless exercise of High Trail Warrants	208,814	—	—	—	—	—	—	—	—	—	—
Exercise of Pre-Funded Warrants issued through public offering	200,667	—	—	—	—	—	3	—	3	—	3
Conversion of Convertible Note	178,109	—	—	—	—	—	1,731	—	1,731	—	1,731
Contribution from troubled debt restructuring with related party	—	—	—	—	—	—	676	—	676	—	676
Stock split share adjustment	1	1	—	—	—	—	(1)	—	—	—	—
Net income	—	—	—	—	—	—	—	4,236	4,236	—	4,236
Balance March 31, 2024	885,046	1	—	—	—	—	255,879	(261,561)	(5,681)	230	(5,451)
Stock-based compensation	—	—	—	—	—	—	81	—	81	—	81
Exercise of Pre-Funded Warrants issued through public offering	63,579	—	—	—	—	—	1	—	1	—	1
Excess of related party debt and Pre-Funded Warrants conversion	—	—	—	—	—	—	10,044	—	10,044	—	10,044
Issuance of equity classified Pre-Funded Warrants	—	—	—	—	—	—	6,791	—	6,791	—	6,791
Issuance of vested RSUs, net of shares held back to offset tax	41	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(2,972)	(2,972)	—	(2,972)
Balance June 30, 2024	948,666	$1	—	$—	—	$—	$272,796	$(264,533)	$8,264	$230	$8,494
Stock-based compensation	—	—	—	—	—	—	283	—	283	—	283
Exercise of Pre-Funded Warrants	383,127	—	—	—	—	—	1,351	—	1,351	—	1,351
Conversion of related party debt into Pre-Funded Warrants	—	—	—	—	—	—	13,980	—	13,980	—	13,980
Issuance of vested RSUs, net of shares held back to offset tax	30	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(18,651)	(18,651)	—	(18,651)
Balance September 30, 2024	1,331,823	$1	—	$—	—	$—	$288,410	$(283,184)	$5,227	$230	$5,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss) attributable to Agrify Corporation	$(17,387)	$(19,224)
Adjustments to reconcile net income (loss) attributable to Agrify Corporation to net cash used in operating activities:
Depreciation and amortization	1,114	1,469
Amortization of debt discount (premium)	(47)	(6)
Amortization of issuance costs	—	24
Amortization of right of use assets	442	66
Stock based compensation expense	854	2,136
Change in fair value of warrant liabilities	15,502	(3,599)
Loss on extinguishment of long-term debt, net	—	4,631
Change in provision for credit losses, net	409	(14,818)
Change in inventory reserves	(1,833)	(2,914)
Loss on abandonment of CIP projects	16	—
(Gain) loss on disposal of property and equipment	1	(62)
Gain on early termination of lease	(39)	—
Gain on settlement of contingent liabilities	(5,935)	—
Change in accrued acquisition liabilities due to issuance of held-back shares	(2,180)	—
Loss attributable to non-controlling interests	—	(2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	82	866
Inventory	2,842	6,619
Prepaid expenses and other current assets	2,939	630
Other non-current assets	31	170
Accounts payable	(2,796)	1,504
Accrued expenses and other current liabilities	(559)	(3,406)
Operating lease liabilities	(411)	9
Contract liabilities	705	(33)
Net cash and cash equivalents used in operating activities	(6,250)	(25,940)

Cash flows from investing activities:
Purchases of property and equipment	—	(59)
Proceeds from disposal of property and equipment	10	87
Proceeds from sale of marketable securities	—	10,456
Issuance of loans receivable	—	(591)
Proceeds from repayment of loans receivable	330	15,342
Net cash and cash equivalents provided by investing activities	340	25,235

Cash flows from financing activities:
Proceeds from Issuance of Common Stock through an S-1 and Pre-Funded Warrants offering	2,123	—
Proceeds from issuance of Common Stock through an “at the market” offering, net of fees	—	1,545
Proceeds from Employee Stock Purchase Plan Shares	—	25
Proceeds from exercise of Pre-Funded Warrants	10	—
Proceeds from issuance of related party notes	3,988	500
Repayments of notes payable, other	—	(71)
Repayment of debt in private placement	—	(10,307)
Payments on other financing loans	(1)	(5)
Payments on insurance financing loans	(377)	(1,205)
Payments of financing leases	—	(80)
Net cash and cash equivalents provided by (used in) financing activities	5,743	(9,598)
Net decrease in cash and cash equivalents	(167)	(10,303)
Cash and cash equivalents at the beginning of period	430	10,457
Cash and cash equivalents at the end of period	$263	$154
Supplemental disclosures
Cash paid for interest	$95	$64
Supplemental disclosures of non-cash flow information
Cashless exercise of High-Trail warrants	$3	$—
Financing of prepaid insurance	$17	$1,694
Transfer of loans receivable from noncurrent to current	$1,680	$—
Transfer of property and equipment to inventory	$—	$33
Reclassification of liability classified Pre-Funded Warrants to equity	$20,771	$—
Conversion of related party debt into warrants	$10,044	$—
Accrued interest consolidated into related party debt	$364	$—
Contribution from troubled debt restructuring with related party	$676	$—
Consolidation of related party debt principal	$3,799	$—
Conversion of convertible notes into equity	$1,731	$3,306
Non-cash amounts of lease liabilities arising from obtaining right-of-use assets	$392	$654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 — Overview, Basis of Presentation and Significant Accounting Policies

Description of Business

Agrify Corporation (“Agrify” or the “Company”) is a developer of branded innovative solutions for the cannabis and hemp industries in extraction, cultivation and more. We believe we are the only company with an automated and fully integrated grow solution in the industry. Our Agrify “Precision Elevated™” cultivation solution seamlessly combines our integrated hardware and software offerings with a broad range of associated services including consulting, engineering, and construction and is designed to deliver the most complete commercial indoor farming solution available from a single provider. The totality of our product offerings and service capabilities forms an unrivaled ecosystem in what has historically been a highly fragmented market. Agrify’s proprietary micro-environment-controlled Vertical Farming Units (VFUs) enable cultivators to produce the highest quality products with unmatched consistency, yield, and ROI at scale. Agrify’s comprehensive extraction product line, which includes hydrocarbon, ethanol, solventless, post-processing, and lab equipment, empowers producers to maximize the quantity and quality of extract required for premium concentrates.

The Company was formed in the State of Nevada on June 6, 2016 as Agrinamics, Inc., and subsequently changed its name to Agrify Corporation. The Company is sometimes referred to herein by the words “we,” “us,” “our,” and similar terminology.

The Company has ten wholly-owned subsidiaries, which are collectively referred to as the “Subsidiaries” and the Company also has ownership interests in certain companies.

Nasdaq Deficiency Notice

On October 17, 2023, the Company received a Staff Delisting Determination from the Nasdaq Stock Market LLC (“Nasdaq”) Listing Qualifications Department (the “Staff”) notifying the Company that it was not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule 5250(c)(1)”) as a result of its failure to file the Form 10-Q for the quarters ended March 31, 2023, June 30, 2023 and the annual report on Form 10-K for the fiscal year ended December 31, 2022 in a timely manner.

On November 16, 2023, the Company received a notice from the Staff that the Company remained noncompliant with the Listing Rule 5250(c)(1) as a result of its failure to file its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 with the Securities And Exchange Commission (the “SEC”) by the required filing date. The Company subsequently filed each of the delinquent reports and regained compliance with the Listing Rule 5250(c)(1).

On December 1, 2023, the Company received a notice from Nasdaq stating that because the Company reported stockholders’ deficit of $(17.17) million in its Form 10-Q for the quarter ended March 31, 2023, the Company was no longer in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Listing Rule 5550(b)(1)”), which requires that listed companies maintain a minimum of $2.5 million in stockholders’ equity. In response, the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”), which stayed any further action by the Staff. The hearing was held on January 11, 2024. The Company arrived at the hearing having previously cured any additional grounds for delisting as a result of delinquent periodic filings during 2023 by making all filings prior to the hearing.

On January 30, 2024, the Company received formal notice that the Panel had granted the Company’s request for an exception through April 15, 2024 to evidence compliance with the Listing Rule 5550(b)(1), which was subsequently extended to May 15, 2024. As a result of the conversion of the Convertible Note (as defined below) and the Restated Junior Note (as defined below) as set forth below in Note 7, the Company regained compliance with the stockholders’ equity requirement, On May 28, 2024, the Company received formal written notice from Nasdaq confirming that the Company had regained compliance with the minimum stockholders’ equity requirement as set forth in Listing Rule 5550(b)(1).

On March 5, 2024, the Company received a deficiency letter from the Staff notifying the Company that, for the last 30 consecutive business days, the bid price for the Company’s Common Stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Stock Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). The Notice had no immediate effect on the listing of the Company’s Common Stock on Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days to regain compliance with the Minimum Bid Requirement. The compliance period for the Company expired on September 3, 2024. On September 4, 2024, the Staff notified the company in writing that it was eligible for an additional 180-day compliance period, or until March 3, 2025, to regain compliance with the Minimum Bid Requirement. On October 8, 2024, the Company completed a 1-for-15 reverse stock split of our Common Stock, in which each fifteen shares of Common Stock issued and outstanding was combined and converted into one share of Common Stock to regain compliance with the Minimum Bid Requirement. On October 22, 2024, the Staff notified the Company that it had regained compliance with the Minimum Bid Requirement.

Basis of Presentation and Principles of Consolidation

These interim condensed consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these unaudited condensed consolidated financial statements have been included. The results reported in the unaudited condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 15, 2024. The December 31, 2023 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2023. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Accounting for Wholly-Owned Subsidiaries

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly-owned subsidiaries, as described above, in accordance with the provisions required by Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”) of the Financial Accounting Standards Board (“FASB”). The Company includes results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances are eliminated.

Accounting for Less Than Wholly-Owned Subsidiaries

For the Company’s less than wholly-owned subsidiary, Agrify Brands, LLC (“Agrify Brands”), the Company first analyzes whether this entity is a variable interest entity (a “VIE”) in accordance with ASC 810, and if so, whether the Company is the primary beneficiary requiring consolidation. The Company continuously re-assesses (i) whether the joint-venture is a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it is determined that Agrify Brands qualifies as a VIE and the Company is the primary beneficiary, the Company’s financial interest in the VIE is consolidated.

Based on the Company’s analysis of this entity, the Company has determined that Agrify Brands is a VIE, and that the Company is the primary beneficiary. While the Company owns 75% of Agrify Brand’s equity interests, the remaining equity interests in Agrify Brands are owned by unrelated third parties, and the agreement with these third parties provides the Company with greater voting power as the majority owner. Accordingly, the Company consolidates its interest in the financial statements of Agrify Brands under the VIE rules and reflects the third parties’ interests in the unaudited condensed consolidated financial statements as a non-controlling interest. The Company records this non-controlling interest at its initial fair value, adjusting the basis prospectively for the third parties’ share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holders based on its economic ownership percentage.

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

The Company has incurred operating losses since its inception and has negative cash flows from operations and a working capital deficit of $7.0 million. The Company also has an accumulated deficit of $283.2 million as of September 30, 2024. The Company’s primary sources of liquidity are its cash and cash equivalents and marketable securities, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC regulations, from the capital market. As of September 30, 2024, the Company had $0.3 million of cash, cash equivalents, and marketable securities. The Company had no restricted cash as of September 30, 2024. Current liabilities were $27.8 million as of September 30, 2024.

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

During the nine months ended September 30, 2024, the Company raised net proceeds of $2.1 million via the issuance of Common Stock and Pre-Funded Warrants in a public offering through Alexander Capital, LP (“Alexander Capital”) that is recorded within Common Stock and additional paid-in capital on the Company’s unaudited condensed consolidated balance sheet. During this period, the Company also raised an additional $4.0 million in proceeds through the issuance of notes to related parties. The Company intends to raise additional capital later this year to support its 2024 and 2025 funding needs. The Company also continues to make additional adjustments in headcount, salary, travel, sales and marketing spending, but there is no guarantee that these ongoing cost-cutting efforts or capital raises will be sufficient to maintain operations.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate estimates, which include estimates related to accruals, stock-based compensation expense, reported amounts of revenues and expenses during the reported period, fair value of warrant liabilities, sales tax liabilities, and net realizable value of inventory and collectability of trade accounts and loans receivable. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

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

Accounts Receivable, Net and Loans Receivable, Net

Accounts receivable, net, primarily consists of amounts for goods and services that are billed and currently due from customers. The composition of loan receivable, net is detailed in Note 5 - Loans Receivable. In accordance with ASC Topic 310-10, Receivables (“ASC 310-10”), accounts receivable and loan receivable balances are presented net of an allowance for credit losses, which are an estimate of billed or borrowed amounts that may not be collectible. In determining the amount of the allowance at each reporting date, management makes judgments about general economic conditions, historical write-off experience, and any specific risks identified in customer or borrower collection matters, including the aging of unpaid accounts receivable and changes in customer or borrower financial conditions. Accounts and loans receivable balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for credit losses are recorded as general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

For the three and nine months ended September 30, 2024 and 2023, the Company’s customers that accounted for 10% or more of the total revenue were as follows:

	Three months ended September 30, 2024		Three months ended September 30, 2023		Nine months ended September 30, 2024		Nine months ended September 30, 2023
(In thousands)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer A	*	*	*	*	*	*	$1,930	13.8%
Customer B	$430,456	14.4%	*	*	*	*	$1,855	13.2%

*	Customer revenue, as a percentage of total revenue, was less than 10%

As of September 30, 2024 and December 31, 2023, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

	As of September 30, 2024		As of December 31, 2023
(In thousands)	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Company Customer Number – 24375	$95	29.0%	*	*
Company Customer Number – 125	$69	21.0%	*	*
Company Customer Number – 9142	$42	12.7%	*	*
Company Customer Number – 15095	*	*	$712	62.0%
Company Customer Number – 10888	*	*	$251	21.8%

*	Customer accounts receivable, as a percentage of total accounts receivable, was less than 10%

As of September 30, 2024 and December 31, 2023, the Company’s borrowers that accounted for 10% or more of the total loans receivable, net, were as follows:

	As of September 30, 2024		As of December 31, 2023
(In thousands)	Amount	% of Total Loans Receivable	Amount	% of Total Loans Receivable
Borrower - 01	$6,810	59%	$6,810	59%
Borrower - 02	$4,774	41%	$4,774	41%

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

In accordance with ASC Topic 606, Revenue Recognition (“ASC 606”), the Company recognizes revenue from contracts with customers using a five-step model, which is described below:

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

Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies and net of sales discounts.

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

If a contract has payment terms that differ from the timing of revenue recognition, the Company will assess whether the transaction price for those contracts include a significant financing component. The Company has elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if the Company expects that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, the Company imputes interest on such contracts at an agreed-upon interest rate and will present the financing components separately as financial income. As of September 30, 2024 and September 30, 2023, the Company did not have any such financial income.

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

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple year warranties as negotiated, and generally transfers to its customers the warranties it receives from its vendors, if any, which generally cover this one-year period. In accordance with ASC Topic 450, Accounting for Contingencies, (“ASC 450”) under ASC 450-20-25, the Company accrues for product warranties when the loss is probable and can be reasonably estimated. The Company maintained a reserve for warranty returns of $0.2 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively. The Company’s reserve for warranty returns is included in accrued expenses and other current liabilities in its unaudited condensed consolidated balance sheets. Additional information regarding the Company’s warranty reserve may be found in Note 3 – Supplemental Condensed Consolidated Balance Sheet Information, included elsewhere in the notes to the unaudited condensed consolidated financial statements.

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

Net Loss Per Share

The Company presents basic and diluted net (loss) income per share attributable to Common Stockholders in conformity with the one-class method. The Company computes basic (loss) income per share by dividing net (loss) income available to Common Stockholders by the weighted-average number of Common Stock outstanding. Diluted (loss) income per share adjusts basic (loss) income per share for the potentially dilutive impact of convertible notes, stock options, restricted stock units and warrants. As the Company has reported losses for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2023 and 2024, all potentially dilutive securities including convertible notes, stock options, restricted stock units and warrants, are anti-dilutive, and accordingly, basic net loss per share equals diluted net loss per share for those periods.

Net (loss) income per share calculations for all periods have been adjusted to reflect the reverse stock splits effected on July 5, 2023 and October 8, 2024.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, to provide enhanced segment disclosures. The standard will require disclosures about significant segment expense categories and amounts for each reportable segment, for all periods presented. Additionally, the standard requires public entities to disclose the title and position of the Chief Operating Decision Maker (“CODM”) in the consolidated financial statements. These enhanced disclosures are required for all entities on an interim and annual basis, effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table provides the Company’s revenue disaggregated by the timing of revenue recognition:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Transferred at a point in time	$1,820	$2,831	$7,045	$12,384
Transferred over time	114	308	481	1,625
Total revenue	$1,934	$3,139	$7,526	$14,009

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

Contract Liabilities

Changes in the Company’s current contract liabilities balance for the nine months ended September 30, 2024 and for the year ended December 31, 2023 were as follows:

(In thousands)	Nine months ended September 30, 2024	Year ended December 31, 2023
Contract liabilities – beginning of period	$4,019	$4,112
Additions	3,777	4,905
Recognized	(3,072)	(4,998)
Contract liabilities – end of period	$4,724	$4,019

Contract liabilities balances primarily consist of customer deposits on the Company’s cultivation and extraction solutions equipment. As of September 30, 2024 and December 31, 2023, all of the Company’s contract liabilities balances were reported as current liabilities in the accompanying condensed consolidated balance sheets.

Note 3 — Supplemental Condensed Consolidated Balance Sheet Information

Accounts Receivable, Net

Accounts receivable consisted of the following as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Accounts receivable, gross	$2,954	$3,036
Less allowance for credit losses	(2,626)	(1,887)
Accounts receivable, net	$328	$1,149

The movements in the Company’s credit losses accounts were as follows:

(In thousands)	Nine months ended September 30, 2024	Year ended December 31, 2023
Allowance for credit losses - beginning of period	$1,887	$4,605
(Recovery of) allowance for credit losses	767	(1,426)
Accounts receivable written-off	(28)	(1,292)
Allowance for credit losses - end of period	$2,626	$1,887

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Receivable from legal settlement	$157	$625
Prepaid insurance	83	454
Prepaid expenses, other	86	82
Other receivables	54	34
Prepaid software	9	70
Prepaid materials	21	13
Prepaid settlement asset	—	2,054
Total prepaid expenses and other current assets	$410	$3,332

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

Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Leased equipment	$4,465	$4,465
Machinery and equipment	895	904
Software	598	606
Computer and office equipment	534	588
Leasehold improvements	200	702
Research and development laboratory equipment	175	183
Furniture and fixtures	113	116
Trade show assets	59	78
Vehicles	43	43
Total property and equipment, gross	7,082	7,685
Accumulated depreciation	(3,413)	(2,894)
Construction in progress	2,927	2,943
Total property and equipment, net	$6,596	$7,734

Depreciation expense for the three months ended September 30, 2024 and 2023 was $0.3 million and $0.5 million, respectively, and $1.1 and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense is recorded within general and administrative, selling and marketing, and research and development depending on the nature of the related property and equipment.

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

During the nine months ended September 30, 2024, the Company sold property and equipment with a cost basis of $1,000 in exchange for proceeds of $10,000, resulting in a gain of $9,000. During the three and nine months ended September 30, 2024, the Company disposed certain property and equipment for a loss of $26,000, including $16,000 of research and development laboratory equipment recorded as research and development expense on the statements of operations. During the three and nine months ended September 30, 2024, the Company retired certain fully depreciated property and equipment which had an original cost of $23,000 and $544,000, respectively.

During the year ended December 31, 2023, the Company sold property and equipment in exchange for proceeds of $105,000, resulting in a gain of $144,000. During the year ended December 31, 2023, the Company retired certain fully depreciated property and equipment which had an original cost of $444,000.

Other Non-Current Assets

Other non-current assets consists only of security deposits as of September 30, 2024 and December 31, 2023.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Sales tax payable	$4,822	$5,338
Accrued construction costs	1,281	1,412
Accrued professional fees	362	457
Compensation related fees	369	474
Stock subscription payable	345	—
Accrued warranty expenses	247	420
Accrued interest expense	42	321
Accrued consulting fees	5	43
Accrued inventory purchases	—	10
Accrued acquisition liabilities	—	2,180
Total accrued expenses and other current liabilities	$7,473	$10,655

Sales tax payable

Sales tax payable primarily represents identified sales and use tax liabilities arising from our 2021 acquisitions of Precision Extraction Newco, LLC (“Precision”) and Cascade Sciences, LLC (“Cascade”) from Sinclair Scientific, LLC (“Sinclair”). These amounts are included as part of our initial purchase price allocations and are the subject matter of an indemnification claim under the Precision and Cascade acquisition agreement.

Accrued acquisition liabilities

Resulting from the 2021 acquisitions of Precision and Cascade from Sinclair, the Company withheld from the transaction shares issuable to Precision and Cascade for the purpose of securing any post-closing adjustment owed to the Company and any claim for indemnification or payment of damages to which the Company may be entitled under the purchase agreement. The accrued acquisition liabilities as of December 31, 2023 represent the value of this held back Common Stock at the price per share at the time of the transaction.

On June 15, 2023, the Company and its wholly-owned subsidiary, Precision, filed an Amended Verified Complaint in the Court of Chancery of the State of Delaware against Sinclair and certain individual defendants (the “Delaware Action”). The claims filed in the Delaware Action concern various breaches of the plan of merger and equity purchase agreement dated September 29, 2021, by and between the Company, Sinclair, Mass2Media, LLC, and certain of their members (the “Merger Agreement”). In response to the Delaware Action, certain of the defendants filed counterclaims for breach of contract and declaratory judgment against the Company and Precision alleging breach of the Merger Agreement. Pursuant to a Settlement and Release Agreement, dated December 14, 2023, the Company and Sinclair dismissed all legal claims and entered into a settlement for an undisclosed amount. As a result of this settlement, the Company derecognized the accrued acquisition liability and issued the held back Common Stock in the first quarter of 2024 at Agrify’s price per share at the time of issuance. The difference between the value of the shares at issuance and the derecognized liabilities was recorded as a gain within change in contingent consideration within the Company’s condensed and consolidated statement of operations for the nine months ended September 30, 2024.

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

At September 30, 2024 and December 31, 2023, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2024				December 31, 2023
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4	$—	$—	$4	$4	$—	$—	$4
Total assets	$4	$—	$—	$4	$4	$—	$—	$4
Liabilities:
Warrant liabilities - January 2022 warrants	$—	$—	$—	$—	$—	$—	$1	$1
Warrant liabilities - March 2022 warrants	—	—	1	1	—	—	7	7
Warrant liabilities - August 2022 warrants	—	—	2	2	—	—	18	18
Warrant liabilities - December 2022 warrants	—	—	274	274	—	—	1,264	1,264
Total liabilities	$—	$—	$277	$277	$—	$—	$1,290	$1,290

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable, loans receivable, accounts payable, accrued expenses, contingent consideration, operating lease liabilities, long-term debt, related party debt, and warrant liabilities. Fair value information for each of these instruments as well as other balances of the Company are as follows:

●	Cash and cash equivalents, accounts payable, and accrued expenses approximate their fair value based on the short-term nature of these instruments.

●	Marketable securities classified as current held-to-maturity securities are recorded at amortized cost, which at September 30, 2024 and December 31, 2023, approximated fair value.

●	Accounts receivable and loans receivable are presented net of an allowance for estimated credit losses, which approximates fair value.

●	The Company’s contingent consideration was recorded in connection with acquisitions during the years ended December 31, 2021 and 2022 using an estimated fair value discount at the time of the transactions. As of December 31, 2023, the carrying value of the deferred consideration approximated fair value.

●	The carrying value of lease liabilities approximates fair value due to the implicit discount rates used in the determination of the lease liabilities being consistent with the Company’s incremental borrowing rates at the time of lease inception and accounting for the duration of the leases.

●	Long-term debt and related party debt, including the debt that has undergone troubled debt restructuring, is carried at amortized cost, dictated by the prevailing market interest rates at the time of each transaction in accordance with ASC Topic 470, Debt (“ASC 470”).

●	The Company’s warrant liabilities are marked-to-market each reporting period with the changes in fair value of warrant liabilities recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations until the warrants are exercised. The fair value of the warrant liabilities are estimated using a Black-Scholes option-pricing model.

●	As detailed in Note 9 - Stockholders’ Equity (Deficit), during the three months ended September 30, 2024, the Company amended Pre-Funded Warrants that had been issued to a related party such that they again became liability classified. These warrants were marked to fair value upon the execution of this amendment in August 2024. Through an additional amendment executed as of September 30, 2024, the warrants again met the requirements for equity classification and were marked to fair value as of that date. The warrants will not be marked to fair value on a recurring basis.

Marketable Securities

As of September 30, 2024 and December 31, 2023, the Company held investments in money market funds. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.

The fair value of the Company’s money market funds as of September 30, 2024 and December 31, 2023 amounted to $4 thousand for both periods, respectively.

Warrant Liabilities

The estimated fair value of the warrant liabilities on September 30, 2024 and December 31, 2023 is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values that represent the Company’s best estimate. The volatility rate is determined utilizing the Company’s own share price and the share price of competitors over time.

However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The following table summarizes the Company’s assumptions used in the valuations as of September 30, 2024 and December 31, 2023:

	January 2022 Warrants	March 2022 Warrants	August 2022 Warrants	December 2022 Warrants	January 2022 Warrants	March 2022 Warrants	August 2022 Warrants	December 2022 Warrants
	September 30, 2024				December 31, 2023
Stock price	$3.41	$3.41	$3.41	$3.41	$1.26	$1.26	$1.26	$1.26
Exercise price	$22,440	$6,540	$3,690	$2.11	$1,496	$430	$246	$3.45
Expected term (in Years)	2.33	2.98	3.39	3.22	3.57	4.13	4.13	4.13
Volatility	161.8%	161.8%	161.8%	161.8%	138.00%	136.00%	136.00%	136.00%
Discount rate - treasury yield	3.66%	3.58%	3.58%	3.58%	3.96%	3.91%	3.91%	3.91%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the nine months ended September 30, 2024 and for the year ended December 31, 2023:

(In thousands)	Nine months ended September 30, 2024	For the year ended December 31, 2023
Warrant liabilities – beginning of period	$1,290	$5,985
Initial fair value of issued warrant liabilities	5,601	—
Exercise of warrants	(1,345)	—
Reclassification of warrant liabilities to equity	(20,771)	—
Change in estimated fair value	15,502	(4,695)
Warrant liabilities –end of period	$277	$1,290

Note 5 — Loans Receivable

A portion of the capital raised from the Company’s Initial Public Offering was allocated to launch the Company’s total turn-key solution program (“TTK Solution”). The TTK Solution is the industry’s first-of-its-kind program in which the Company engages with qualified cannabis operators in the early phases of their business plans and provides critical support, typically over a 10-year period, which includes: access to capital for construction costs, the design and build-out of their cultivation and extraction facilities, state-of-the-art cultivation and extraction equipment, subscription to the Company’s Agrify Insights™, process design, training, implementation, proven grow recipes, product formulations, data analytics, and consumer branding.

The breakdown of loans receivable by customer as of September 30, 2024 and December 31, 2023 were as follows:

(In thousands)	September 30, 2024	December 31, 2023
Customer 139	$14,361	$14,691
Customer 125	9,297	9,297
Customer 24096	6,810	6,810
Allowance for credit losses	(18,885)	(19,215)
Total loan receivable, net of allowance for credit losses	11,583	11,583
Less: current portion	(1,680)	—
Total loan receivable, net of current	$9,903	$11,583

Bud & Mary’s Cultivation, Inc. (“Bud & Mary’s”) - Customer 139

On May 12, 2021 the company executed an agreement with our customer, Bud & Mary’s, under the TTK solution program to provide financing and project management for the build out and development of their cultivation facility. The initial payment date on the loan receivable from our customer Bud & Mary’s is the first business day of the first full month following the commencement of commercial products sales and the maturity date is 24 months from the initial payment date. The interest rate is 16% per annum.

In the third quarter of 2022, the Company became aware that Bud & Mary’s was not in compliance with all debt covenants as defined in the governing loan agreement dated May 12, 2021, which resulted in the Company issuing a loan acceleration letter to Bud & Mary’s on September 15, 2022, demanding full repayment of the loan. Consequently, the Company established a reserve of $14.7 million specifically related to Bud & Mary’s. As of September 30, 2024, the allowance related to Bud & Mary’s was reduced to $14.4 million, reflecting a recovery of allowance for credit losses resulting from a loan repayment of $330 thousand that was previously included in the allowance.

Hannah Industries (“Hannah”) - Customer 125

On May 10, 2021 the company executed an agreement with our customer, Hannah, under the TTK solution program to provide financing and project management for the build out and development of their cultivation facility. As of December 31, 2022, the Company was unable to provide additional financing. As a result, the Company concluded that the existing receivable due from Hannah was impaired as of this date. Given the uncertainty around Hannah’s ability to repay the outstanding balance of the loan as well as the absence of value attributed to any collateral from Hannah, an allowance for credit losses was recognized for 50% of the total outstanding receivable balance as of December 31, 2022. The Company recognized an allowance for credit losses related to the Hannah loan receivable in the amount of $4.5 million as of December 31, 2022. In October 2023, the Company remitted an additional $250 thousand to Hannah under the TTK Solution program, on which an allowance was not recorded since the payment signals progress toward completion of the project. Therefore the allowance on the Hannah loan remains at $4.5 million as of September 30, 2024.

Once the project is completed, the customer will begin making monthly payments based on its cannabis harvest.

Nevada Holistics (“Treehouse”) - Customer 24096

On December 21, 2021 the company executed an agreement with our customer, Nevada Holistics, under the TTK solution program to provide financing and project management for the build out and development of their cultivation facility. As of September 30, 2024, Nevada Holistics has a current balance of $1.68 million due to the company in relation to the loan under the TTK Solution program. The project went live in the second quarter of 2023. After the 90 day period for Treehouse’s first harvest, the customer was given an additional 6-month grace period which ended in the first quarter of 2024. Upon completion of this grace period, the Company began invoicing the customer each month for a portion of the outstanding loan balance. The borrower had previously agreed to begin making monthly payments in the second quarter of 2024 based on what it produces through harvests, though no payments have yet been received and negotiations have been ongoing. Monthly payments would be calculated based off of the Production Success Fees generated from each harvest. Upon issuance of each invoice to Treehouse, that portion of the loan is reclassified into loan receivable, current on the unaudited condensed consolidated balance sheets.

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

Inventory consisted of the following as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Finished goods	$8,399	$7,438
Inventory for resale	4,378	4,882
Prepaid inventory	813	924
Raw materials	20,261	23,449
Inventory, gross	33,851	36,693
Inventory reserves	(15,766)	(17,599)
Total inventory, net	$18,085	$19,094

Inventory Reserves

The Company establishes an inventory reserve for obsolete, slow moving, and defective inventory. The Company calculates inventory reserves for obsolete, slow moving, or defective items as the difference between the cost of inventory and its estimated net realizable value. The reserves are based upon management’s expected method of disposition.

Note 7 – Debt

The Company’s debt consisted of:

(In thousands)	September 30, 2024	December 31, 2023
Related party debt:
Consolidated CP Acquisitions Note	$4,360	$—
2024 CP Acquisitions Notes	2,344	—
CP Acquisitions Junior Secured Note	—	3,799
GIC Acquisition Note	—	645
Total related party debt	6,704	4,444
Less: current portion	(2,344)	(4,444)
Related party debt, net of current	$4,360	$—

Long-term debt:
PPP Loan	$518	$518
Other notes payable (1)	9	367
Exchange Note	—	6,669
Convertible Note	—	7,840
Unamortized debt premium	—	1,419
Total long-term debt	527	16,813
Less: current portion	(525)	(766)
Long-term debt, net of current	$2	$16,047

(1)	Other notes payable as of September 30, 2024 includes the remaining balance on short term financing on insurance policies of $3 thousand and the outstanding balance of the loan from Navitas Credit Corp. of $6 thousand. Other notes payable as of December 31, 2024 related to a one-year insurance premium that was financed over nine months.

Exchange Note

On August 18, 2022, the Company issued a promissory note with an original principal amount of $35.0 million (the “Exchange Note”) to High Trail Special Situations LLC (the “Original Lender”). The Exchange Note was a senior secured obligation of the Company and ranked senior to all indebtedness of the Company. The Exchange Note had an original maturity date of August 18, 2025 (the “Original Maturity Date”) and contains a 9.0% annualized interest rate, with interest to be paid monthly, in cash, beginning September 1, 2022. The principal amount of the Exchange Note would be payable on the Original Maturity Date, provided that the Original Lender was entitled to a cash sweep of 20% of the proceeds received by the Company in connection with any equity financing, which will reduce the outstanding principal amount under the Exchange Note.

On March 8, 2023, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with the Original Lender. Pursuant to the Exchange Agreement, at closing the Company prepaid approximately $10.3 million in principal amount under the Exchange Note and exchanged $10.0 million of the remaining principal balance of the Exchange Note for a new senior secured convertible note (the “Convertible Note”) with an original principal amount of $10.0 million. After the closing of the Exchange Agreement, the Exchange Note had a remaining balance of $11.7 million. Refer to “Consolidated CP Acquisitions Note” below for subsequent activity related to the balance originating from this note.

Convertible Note

In connection with the Exchange Agreement the Company issued the Convertible Note, which bore a 9.0% annualized interest rate, with interest to be paid monthly, in cash, beginning April 1, 2023. The principal amount of the Convertible Note would be payable on the Original Maturity Date, provided that the Original Lender was entitled to a cash sweep of 30% of the proceeds of any at-the-market equity offering and 20% of the proceeds received by the Company in connection with any other equity financing, which would reduce the outstanding principal amount under the Exchange Note or the Convertible Note.

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

Until the date the Convertible Note was fully repaid, the Original Lender had, subject to certain exceptions, the right to participate for up to 30% of any offering of debt, equity (other than an offering of solely Common Stock), or equity-linked securities, including without limitation any debt, preferred stock or other instrument or security, of the Company or its subsidiaries.

If the Original Lender elected to convert the Convertible Note, the conversion price per share would be $114.60, subject to customary adjustments for certain corporate events. The conversion of the Convertible Note would be subject to certain customary conditions. The Convertible Note could not be converted into shares of Common Stock if such conversion would result in the Original Lender and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of Common Stock, provided that upon 61 days’ notice, such ownership limitation may be adjusted by the Original Lender, but in any case, to no greater than 9.99%.

The Company evaluated the embedded features in accordance with ASC 815-15-25 and determined that the embedded features are not required to be bifurcated and separately measured at fair value.

On April 26, 2023, the Original Lender elected to convert $1.6 million of the remaining outstanding principal amount on the Convertible Note for 10,241 shares of Common Stock of the Company.

On May 1, 2023, the Company entered into a letter agreement with the Original Lender, pursuant to which the Company and the Original Lender agreed to exchange or redeem $2.0 million of the remaining outstanding principal amount under the Exchange Note for a total of 29,679 shares of Common Stock of the Company, subject to a Beneficial Ownership Limitation of 4.99% of the Company’s Common Stock. Due to the Beneficial Ownership Limitation of 4.99%, a total of 4,638 shares of Common Stock of the Company were issued to the Original Lender, with the remaining 25,042 shares held in abeyance until the balance (or portion thereof) may be issued in compliance with such limitations. As a result, the Company recognized a loss on the redemption of approximately $12,000. Refer to “Consolidated CP Acquisitions Note” below for subsequent activity related to the balance originating from this note.

CP Acquisitions Junior Secured Note

On October 27, 2023, CP Acquisitions LLC (“CP Acquisitions”), an entity affiliated with and controlled by the Company’s former Chief Executive Officer and a former member of the Company’s Board of Directors, purchased the Exchange Note and the Convertible Note from the Original Lender (the “Note Purchase”). In connection with the Note Purchase, CP Acquisitions has agreed to waive any events of default under the acquired notes through December 31, 2023. As part of the same transaction, the Company issued a junior secured promissory note (the “Junior Secured Note”) to CP Acquisitions. Pursuant to the Junior Secured Note, CP Acquisitions will lend up to $3.0 million to the Company. The Junior Secured Note bears interest at a rate of 10% per annum, will mature in full on December 31, 2023, and may be prepaid without any fee or penalty. On December 4, 2023, CP Acquisitions and the Company amended and restated the Junior Secured Note agreement. Pursuant to the terms of the amendment, the maximum principal amount that may be loaned by CP Acquisitions to the Company was increased to $4.0 million and extended the maturity date thereon to December 31, 2024. Refer to “Consolidated CP Acquisitions Note” below for subsequent activity related to the balance originating from this note.

Convertible Note Forgiveness

On November 30, 2023, CP Acquisitions agreed to forgive $1.0 million of the principal amount outstanding on the Convertible Note (the “Principal Forgiveness”). The Principal Forgiveness was accounted for as a troubled debt restructuring under ASC 470, as 1) the Company was determined to be experiencing financial difficulties as defined by the ASC, and 2) the Principal Forgiveness was deemed a concession by CP Acquisitions. Per ASC 470-60-35-5, a debtor in a troubled debt restructuring involving only modification of terms of a payable (i.e., not involving a transfer of assets or grant of an equity interest) shall account for the effects of the restructuring prospectively from the time of restructuring and shall not change the carrying amount of the payable at the time of the restructuring unless the carrying amount exceeds the total future cash payments specified by the new terms. As the future undiscounted cash flows were greater than or equal to the net carrying value of the original debt, the carrying amount of the debt at the time of the restructuring was not changed.

Consolidated CP Acquisitions Note

On January 25, 2024, the Company and CP Acquisitions consolidated the outstanding principal and interest due under the Junior Secured Note and the Exchange Note as well as the interest due under the Convertible Note into the Convertible Note (collectively, with the Junior Secured Note and the Exchange Note, the “Consolidated Notes”), and amended and restated the Convertible Note under a Senior Secured Amended, Restated, and Consolidated Convertible Note agreement (the “Restated Note”) having a total outstanding principal of $18,308,021 (the “New Lender Debt Consolidation”). The Restated Note bears interest at a rate of 10% per annum and will mature in full on December 31, 2025. The Company may redeem all or a portion not less than $5.0 million of principal at any time at a price equal to 102.5% of the redeemed principal amount plus accrued but unpaid interest.

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

If CP Acquisitions elects to convert the Restated Note, the conversion price per share will be $21.90, subject to customary adjustments for certain corporate events. The conversion of the Restated Note will be subject to certain customary conditions. The Restated Note may not be converted into shares of Common Stock if such conversion would result in CP Acquisitions and its affiliates owning an aggregate of in excess of 49.99% of the then-outstanding shares of Common Stock.

Immediately following the execution of the Restated Note, CP Acquisitions elected to convert approximately $3.9 million of outstanding principal into an aggregate of 178,108 shares of Common Stock (the “January Conversion”) having a fair value of approximately $1.7 million. As the January Conversion was exercised by the CP Acquisitions in conjunction and in connection with the New Lender Debt Consolidation, the two transactions combined were considered a modification of the total debt outstanding with CP Acquisitions (the “CP Debt Restructuring”).

The CP Debt Restructuring was accounted for as a troubled debt restructuring under ASC 470, as 1) the Company was determined to be experiencing financial difficulties as defined by the ASC, and 2) the CP Debt Restructuring was deemed to result in a concession by CP Acquisitions. The Company performed a comparison of the undiscounted cash flows associated with the Restated Note subsequent to the CP Debt Restructuring to the carrying value of the Consolidated Notes as of the CP Debt Restructuring date. The net carrying value of the Consolidated Notes was determined to exceed the undiscounted future cash flows of the Restated Note after consideration of the January Conversion by approximately $675,000 (the “CP Debt Restructuring Excess Carrying Value”). The Restated Note was thus written down to the amount of the undiscounted future cash flows on the Restated Note from the CP Restructuring date to maturity. Further, as CP Acquisitions was a related party of the Company, the CP Debt Restructuring Excess Carrying Value was accounted for as a capital transaction and no gain or loss was recognized related to the restructuring.

Aggregate interest expense related to the CP Acquisitions Note described above was $115,821 for the nine months ended September 30, 2024.

GIC Acquisition Note

On July 12, 2023, the Board of Directors of the Company approved the issuance of an unsecured promissory note (the “GIC Note”, and, collectively with the Consolidated Note, the “Related Party Notes”) to GIC Acquisition, LLC (“GIC”), an entity that is owned and managed by the Company’s former Chairman and Chief Executive Officer. Pursuant to the GIC Note, GIC is obligated to lend up to $0.5 million to the Company, $0.3 million of which was delivered at issuance and the remaining $0.2 million delivered on July 31, 2023. The GIC Note bore interest at a rate of 10% per annum, would mature in full on August 6, 2023, and could be prepaid without any fee or penalty. The GIC Note ranks junior to all existing secured indebtedness of the Company. On October 27, 2023, the maturity date of the GIC Note was subsequently amended to December 31, 2024 at which point principal and accrued interest will be repaid in full. Interest expense incurred on the GIC Note amounted to $47,652 for the nine months ended September 30, 2024. Refer to “Amendment of Related Party Notes” below for subsequent activity related to the balance originating from this note.

Amendment of Related Party Notes

On May 21, 2024, the Company and CP Acquisitions entered into an amendment to the Restated Note (the “Consolidated Note Amendment”), pursuant to which CP Acquisitions may elect, in lieu of shares of Common Stock issuable upon conversion of the Restated Note, to instead receive Pre-Funded Warrants (“Pre-Funded Warrants”). The conversion price applicable to the Pre-Funded Warrants will remain unchanged at $21.90.

Immediately following the execution of the Consolidated Note Amendment, CP Acquisitions elected to convert $11.5 million of outstanding principal into a Pre-Funded Warrant exercisable at issuance for up to 525,114 shares of Common Stock having a fair value of approximately $2.9 million (the “CP Warrant Conversion”).

On May 21, 2024, GIC and the Company amended and restated the GIC Note (the “Restated GIC Note”, and, collectively with the Consolidated Note Amendment, the “Related Party Debt Amendments”) to increase the aggregate principal amount to approximately $2.29 million, extend the maturity date to December 31, 2025, and provide that the Restated Junior Note may be converted into Common Stock of the Company or, at GIC’s election, Pre-Funded Warrants, in each case at a conversion price of $4.65.

Immediately following the execution of the Restated GIC Note, GIC elected to convert all of the outstanding principal under the Restated GIC Note into a Pre-Funded Warrant exercisable at issuance for up to 492,204 shares of Common Stock having a fair value of approximately $2.7 million (the “GIC Warrant Conversion”, and, collectively with the CP Warrant Conversion, the “Related Party Warrant Conversions”).

As the Related Party Warrant Conversions were exercised in connection with the Related Party Debt Amendments by CP Acquisitions and GIC, related party lenders under common control (the “Related Party Lenders”), the transactions combined were considered a modification of the total debt outstanding with the related parties (the “Related Party Debt Restructuring”).

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

The carrying value of the Consolidated CP Acquisitions Note as a result of the Related Party Debt Restructuring was approximately $4.4 million at September 30, 2024.

CP Acquisitions Promissory Note

On August 14, 2024, the Company issued a junior secured promissory note (the “2024 CP Note”) to CP Acquisitions. Pursuant to the 2024 CP Note, CP Acquisitions would lend up to $1,500,000 to the Company. The 2024 CP Note bears interest at a rate of 10% per annum, will mature in full on July 1, 2025, and may be prepaid without any fee or penalty. The note was subsequently amended to lend up to $3,000,000 to the Company. The 2024 CP Note is secured by the Company’s assets and ranks junior to existing secured indebtedness of the Company. The 2024 CP Note may be converted into Common Stock of the Company or, at CP Acquisitions’ election, Pre-Funded Warrants with an exercise price of $0.001 per share, in each case at a conversion price of $3.9495. Borrowings under the 2024 CP Note during the nine months ended September 30, 2024 totaled $2.34 million. Interest expense incurred on the 2024 CP Note amounted to approximately $37,000 for the nine months ended September 30, 2024.

As of September 30, 2024, future minimum principal payments on all debt positions, excluding accrued interest amounts, were as follows:

Years ending December 31 (In thousands),
Remaining 2024	$404
2025	5,784
2026	1
Total future payments	$6,189

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

As the implicit interest rate in its leases was generally not known, the Company used its incremental borrowing rate as the discount rate for purposes of determining the present value of its lease liabilities. The Company’s incremental borrowing rate was determined using the interest rate on a long term debt position entered into at approximately the same time and for the same duration as the lease. At September 30, 2024 and December 31, 2023 the Company’s weighted-average discount rate utilized for its leases was 7.96% and 7.51%, respectively.

The Company had several non-cancelable finance leases for machinery and equipment, all of which ended or were terminated during 2023. As of September 30, 2024, the Company had no active finance leases.

The Company has several non-cancellable operating leases for corporate offices, warehouses, showrooms, research and development facilities and vehicles. The Company’s leases have remaining lease terms of one year to four years, some of which include options to extend. Some leases include payment for communal area maintenance associated with the property. Cash paid for operating leases during the nine months ended September 30, 2024 and 2023 were $729,691 and $512,309, respectively.

During the nine months ended September 30, 2024, one of the Company’s leased assets was sold by the lessor to another counterparty, effectively cancelling the remainder of the lease with the Company. There were no penalties arising from the cancellation. The Company recognized a gain on early termination in the amount of $39 thousand in the period, calculated as the difference between the remaining right-of-use asset and lease liability at the time of termination.

Additional information on the Company’s operating and financing lease activity was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Operating lease cost	$131	$205	$377	$709
Finance lease cost:
Amortization of right-of-use assets	—	21	—	112
Interest on lease liabilities	—	2	—	13
Total lease cost	$131	$228	$377	$834

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term – operating leases	2.53 years	3.09 years
Weighted-average remaining lease term – finance leases	—	—
Weighted-average discount rate – operating leases	7.96%	7.51%
Weighted-average discount rate – finance leases	—%	—%

(In thousands)	Balance Sheet Location	September 30, 2024	December 31, 2023
Assets
Right-of-use assets, net	Right-of-use, net	$1,573	$1,803
Total lease assets		$1,573	$1,803

Liabilities
Operating lease liabilities, current	Operating lease liabilities, current	$666	$599
Operating lease liabilities, non-current	Operating lease liabilities, non-current	1,090	1,394
Total operating lease liabilities		$1,756	$1,993

Maturities of operating lease liabilities as of September 30, 2024 are as follows:

Years ending December 31 (In thousands),	Operating lease
Remaining 2024	$194
2025	789
2026	654
2027	309
Total minimum lease payments	1,946
Less discount	(190)
Total lease liabilities	$1,756

Note 9 — Stockholders’ Equity (Deficit)

Public Offerings

On February 27, 2024, the Company entered into a placement agency agreement (the “Agency Agreement”) with Alexander Capital as placement agent (the “Placement Agent”), pursuant to which the Company agreed to issue and sell an aggregate of 184,000 shares of its Common Stock, and, in lieu of Common Stock to certain investors that so chose, Pre-Funded Warrants to purchase 264,246 shares of its Common Stock (the “S-1 Offering”). The public offering price for each share of Common Stock was $5.70, and the offering price for each Pre-Funded Warrant is $5.685, which equals the public offering price per share of the Common Stock, less the $0.015 per share exercise price of each Pre-Funded Warrant.

The Company issued 4,482 warrants to purchase Common Stock to Alexander Capital (the “Placement Agents Warrants”). The Placement Agents Warrants were classified as equity warrants and recorded under additional paid-in capital in the condensed consolidated balance sheets. The Placement Agents Warrants have a five-year term and exercise price of 100% of the offering price, and are subject to adjustment for stock splits, reverse stock splits, stock dividends, and similar transactions. The Placement Agents Warrants will be exercisable on a cash basis, unless there is not an effective registration statement covering the issuance of the shares issuable upon exercise of the Placement Agents Warrants or if shareholder approval for the full exercise of the Placement Agents Warrants are not received, in which case the Placement Agents Warrants will also be exercisable on a cashless exercise basis at Alexander Capital’s election.

The measurement of fair value of the Placement Agents Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $7.80, exercise price of $5.70, term of five years, volatility of 128%, risk-free rate of 4.32%, and expected dividend rate of 0%). The grant date fair value of these Placement Agents Warrants was estimated to be $31,000 on February 27, 2024, and is reflected within additional paid-in capital as of September 30, 2024.

Equity Line of Credit Facility

On August 28, 2024, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement with Ionic Ventures, LLC (“Ionic”), pursuant to which Ionic committed to purchase up to an aggregate of $15.0 million of our Common Stock, subject to certain limitations, from time to time and at our sole discretion over the 36-month term of the Purchase Agreement.

From and after the date the registration statement relating to the resale of the shares sold to Ionic was declared effective, November 5, 2024, we may from time to time on any business day, by written notice delivered by us to Ionic, direct Ionic to purchase between $250,000 and $750,000 of shares of Common Stock on such business day, at a purchase price per share that will be equal to 93% (or 80% if the Common Stock is not then trading on the Nasdaq Capital Market) of the lowest daily VWAP over a specified measurement period beginning after the delivery of the purchase notice, as described further in the Purchase Agreement (each, a “Regular Purchase”). The Purchase Agreement also permitted us to deliver an exemption purchase notice for $400,000 on the date of signing, with the shares so purchased to be delivered following the Commencement Date, and we delivered an exemption purchase notice for $400,000 for the purchase by Ionic of 189,645 shares of Common Stock. We will control the timing and amount of any sales of Common Stock to Ionic pursuant to the Purchase Agreement. Ionic has no right to require us to sell any shares of Common Stock to Ionic, but Ionic is obligated to make purchases as we direct, subject to certain conditions.

Related Party Warrant Issuance

On May 21, 2024, in connection with the Consolidated Note Amendment, the Company issued 492,204 and 525,114 Pre-Funded Warrants to GIC Acquisitions and CP Acquisitions (the “Related Party Pre-Funded Warrants”), respectively, in exchange of notes payable amounting approximately to $2.29 million and $11.5 million, respectively. The Related Party Pre-Funded Warrants can be used to purchase Company’s Common Stock with par value of $0.001 at an exercise price of $0.015. The Related Party Pre-Funded Warrants have been identified as freestanding financial instruments and were determined not to be indexed to the Company’s own stock. Accordingly, the Warrants are precluded from being classified within equity and classified as a liability with subsequent changes in fair value recognized each reporting period in earnings. The fair value of the Related Party Pre-Funded Warrants on the issuance date was $5,600,334 determined as the intrinsic value.

On June 30, 2024, the Company executed an amendment to the Related Party Pre-Funded Warrants, pursuant to which the Company revised certain provisions of the Related Party Pre-Funded Warrants to (i) remove the adjustment to the exercise price of the Related Party Pre-Funded Warrants when there is a bona fide equity financing with the primary purpose of raising capital (the “Adjustment Provisions”) and (ii) increase the threshold for a change of control from 50% to greater than 50%. The classification of the Related Party Pre-Funded Warrants was reassessed upon the modification and the Related Party Pre-Funded Warrants were determined to meet all of the additional requirements for equity classification. Accordingly, as of June 30, 2024, the Company remeasured the Related Party Pre-Funded Warrants to its fair value immediately prior to the modification and recognized the change in fair value of approximately $1.2 million in earnings. The Company then reclassified the Pre-Funded Warrant liability to stockholders’ equity at its post-modification fair value of $6.8 million.

On August 12, 2024, the stockholders of the Company approved a proposal to amend the Related Party Pre-Funded Warrants to add the Adjustment Provisions at a future date. Pursuant to that approval, on August 28, 2024, the Company entered into amendments to the Related Party Pre-Funded Warrants to insert the Adjustment Provisions. This resulted in a reassessment of the Related Party Pre-Funded Warrants such that they no longer met the requirements for equity classification and became classified as liabilities. They were remeasured to their fair value upon modification, resulting in a reduction in value of approximately $3.1 million. The fair value, as of August 28, 2024, of $3,723,383 was reclassified to a warrant liability. As a result of the warrant amendments and the subsequent issuance of 189,645 shares of Common Stock to Ionic at an effective purchase price of $2.109 per share of Common Stock, the number of shares of Common Stock underlying the Related Party Pre-Funded Warrant held by CP Acquisitions was adjusted to 5,452,288 and the number of shares of Common Stock underlying the Related Party Pre-Funded Warrant held by GIC Acquisition was adjusted to 1,085,122. On August 30, 2024, CP Acquisitions partially exercised its Pre-Funded Warrant and entities affiliated with Raymond Chang and I-Tseng Jenny Chan received an aggregate of 383,127 shares of Common Stock upon the exercise.

On September 27, 2024, the Company executed an amendment to the Related Party Pre-Funded Warrants to remove the Adjustment Provisions. Accordingly, the Related Party Pre-Funded Warrants met the requirements for equity classification. The amendment also included a provision preventing the holders from any additional exercise of either of the Related Party Pre-Funded Warrants at any time between September 27, 2024 and October 9, 2024. They were remeasured to their fair value upon modification resulting in an increase to the fair value of $18,392,143. The fair value as of September 27, 2024 of $20,770,707 was reclassified to equity.

Note 10 — Stock-Based Compensation and Employee Benefit Plans

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards and cash-based awards. The aggregate number of shares of Common Stock that may be reserved and available for grant and issuance under the 2022 Plan is 1,765 shares and 16,667 additional shares issued upon approval by the Board of Directors on January 8, 2024. On August 12, 2024, the Company’s stockholders approved an amendment to the 2022 Plan to increase the number of shares issuable thereunder by 166,667. Shares will be deemed to have been issued under the 2022 Plan solely to the extent actually issued and delivered pursuant to an award. The 2022 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it was adopted by the Board of Directors. As of September 30, 2024, there were 36,190 shares of Common Stock available to be granted under the Company’s 2022 Plan.

The Company’s stock compensation expense was $0.3 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively. The Company’s stock compensation expense was $0.9 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Stock Options

For the nine months ended September 30, 2024, there were no options granted or exercised under the Company’s stock option plans. For the same period, there were 36 options expired with a weighted average exercise price of $22,456.50. There were 651 and 687 options outstanding with a weighted average exercise price of $24,187.65 and $23,938.80 as of September 30, 2024 and December 31, 2023, respectively. There were 650 options vested and exercisable with a weighted average exercise price of $24,187.65 as of September 30, 2024. There were 651 options vested and expected to vest with a weighted average exercise price of $24,165.45 as of September 30, 2024

As of September 30, 2024, total unrecognized compensation expense related to unvested options was $7,000, which is expected to be recognized over a weighted average period of 0.27 years.

The following table summarizes information about options vested and exercisable at September 30, 2024:

	Options Vested and Exercisable
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$6,840.00	184	5.66	$6,840.00
$14,580.00	182	6.10	$14,580.00
$41,520.00	281	6.48	$41,520.00
$43,470.00	3	6.48	$43,470.00

The following table summarizes information about options vested and expected to vest after September 30, 2024:

	Options Vested and Expected to Vest
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$6,840.00	184	5.66	$6,840.00
$14,580.00	182	6.10	$14,580.00
$23,040.00	1	0.00	$23,040.00
$41,520.00	281	6.48	$41,520.00
$43,470.00	3	6.48	$43,470.00

Restricted Stock Units

The following table presents restricted stock unit activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	142	$3,462.00
Granted	163,873	$5.55
Vested	(13,524)	$2,251.50
Forfeited	(13,611)	$366.30
Unvested at September 30, 2024	136,880	$5.85

As of September 30, 2024, total unrecognized compensation expense related to unvested restricted stock units was $506,000, which is expected to be recognized over a weighted average period of 0.56 years.

Note 11 — Stock Warrants

The following tables present all warrant activity of the Company for the nine months ended September 30, 2024:

	Number of Warrants	Weighted-Average Exercise Price
Warrants outstanding at December 31, 2023	358,687	$162.50
Granted	6,806,138	$0.02
Exercised	(856,187)	$0.02
Forfeited	(205)	$0.02
Warrants outstanding at September 30, 2024	6,308,433	$48.75

The Company received proceeds from the exercise of Pre-Funded Warrants of $10,000 for the nine months ended September 30, 2024.

Note 12 — Income Taxes

The Company’s effective income tax rates were both 0% for the three and nine months ended September 30, 2024 and 2023, respectively. There was no provision for (benefit from) income taxes for the three and nine months ended September 30, 2024 and 2023, respectively. There is no difference between the Company’s effective tax rates for the 2024 and 2023 periods. There was no change in the provision for (benefit from) income taxes for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023.

Note 13 — Net Loss Per Share

Net (loss) income per share calculations for all periods have been adjusted to reflect the Company’s reverse stock splits. Net (loss) income per share was calculated based on the weighted-average number of the Company’s Common Stock outstanding.

Basic net (loss) income per share is calculated using the weighted-average number of Common Stock outstanding during the periods. Diluted net loss per share is computed by giving effect to all potential shares of Common Stock, including convertible notes, outstanding stock options, stock related to unvested restricted stock units, and outstanding warrants to the extent dilutive. Net loss per share, assuming dilution, is equal to basic net loss per share for the three months ended September 30, 2024 and 2023 and nine months ended September 30, 2024 and 2023 because the effect of dilutive securities outstanding during the periods, including convertible notes, options, restricted stock units and warrants computed using the treasury stock method, is anti-dilutive.

The components of basic and diluted net loss per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net loss available for common stockholders	$(18,651)	$(2,092)	$(17,387)	$(19,224)
Denominator:
Weighted-average Common Stock outstanding	1,077,780	109,983	1,033,582	95,068
Net income (loss) per share attributable to common stockholders – basic and diluted	$(17.31)	$(19.02)	$(16.82)	$(202.21)

As of September 30, 2024, the Company had an outstanding principal balance under the Restated Note and Consolidated Notes of approximately $3.3 million convertible into 180,127 shares of Common Stock. During the nine months ended September 30, 2024, the Company also converted a portion of the convertible notes into 178,109 shares of Common Stock and 1,017,318 Pre-Funded Warrants to purchase shares of Common Stock. Given the nominal exercise price of the Company’s issuance of Pre-Funded Warrants, such Pre-Funded Warrants are included in in the calculation of basic net income (loss) per share and weighted for the period outstanding from issuance to September 30, 2024. The exercise price per warrant is deemed non-substantive when compared to the fair value of the underlying common shares.

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

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Shares subject to outstanding stock options	651	10,969
Shares subject to unvested restricted stock units	136,880	4,574
Shares subject to outstanding warrants	154,149	1,495,001
	291,680	1,510,544

Note 14 — Commitments and Contingencies

Legal Matters

From time to time, the Company may become involved in material legal proceedings or be subject to claims arising in the ordinary course of our business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Bud & Mary’s Litigation

On September 15, 2022, the Company provided a notice of default to Bud & Mary’s and certain related parties notifying such parties that Bud & Mary’s was in default of its obligations under the TTK Solution agreement between the Company and Bud & Mary (the “Bud & Mary TTK Agreement”). On October 5, 2022, Bud & Mary’s filed a complaint in the Superior Court of Massachusetts in Suffolk County, naming the Company as the defendant (the “Bud & Mary Complaint”). Bud & Mary’s is seeking, among other relief, monetary damages in connection with alleged unfair or deceptive trade practices, breach of contract and conversion arising from the Bud & Mary TTK Agreement. While the Company believes the claim is without merit and will continue to vigorously defend itself against Bud & Mary’s allegations, litigation is inherently unpredictable and there can be no assurance that the Company will prevail in this matter. During the third quarter of 2022, the Company deemed it necessary to fully reserve for the outstanding $14.7 million note receivable balance due to the current litigation and the uncertainty of the customer’s ability to repay the balance. As of September 30, 2024, the allowance related to Bud & Mary’s was reduced to $14.4 million, reflecting a recovery of allowance for credit losses resulting from a loan repayment of $330 thousand that was previously included in the allowance. The $14.4 million represents the amount of the contingent loss that the Company has determined to be reasonably possible and estimable. The actual cost of resolving this matter may be higher or lower than the amount the Company has reserved. If the Company is unable to realize revenue from its TTK Solution offerings on a timely basis or at all, or if it incurs an additional loss as a result of the Bud & Mary’s claim, the Company’s business and financial performance will be adversely affected. On November 14, 2022, the Company filed its answers and affirmative defenses to the Bud & Mary Complaint and counterclaims. The Company is seeking, among other relief, monetary damages in connection with the breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and enforcement of the guarantees. This matter is still actively ongoing. A Rule 16 Litigation Control Conference is scheduled for December 4, 2024.

Bowdoin Construction Corp. Litigation

On February 22, 2023, Bowdoin Construction Corp. (“Bowdoin”) filed a complaint in the Superior Court of Massachusetts in Norfolk County, Massachusetts, naming the Company (the “Bowdoin Complaint”), Bud & Mary’s and certain related parties as defendants, captioned Bowdoin Construction Corp. v. Agrify Corporation, Bud & Mary’s Cultivation, Inc. and BMLC2, LLC, case no. 2382CV00173. The Bowdoin Complaint relates to a construction contract between Bowdoin and the Company relating to the property that is the subject of the Bud & Mary’s Complaint, and alleges breach of contract by Bud & Mary’s and by the Company due to nonpayment of approximately $7.0 million due under the contract and related indemnification claims and mechanics’ liens. $6.3 million is included in accounts payable and $700 thousand is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. Two of Bowdoin’s subcontractors, Hannon Electric, Inc.and Electric Supply Center Corp, have filed a separate suits against Agrify in the amount of $1.498 million and $93 thousand, respectively. These amounts are part of the $7.0 million claimed in Bowdoin’s Complaint. The Company has denied liability in all such suits. Bowdoin and Agrify are attempting to work cooperatively to settle the subcontractor disputes. A status conference will be held concerning this Litigation and consolidated related subcontractor suits in January 2025.

Mack Molding Co.

In December 2020, the Company entered into a five-year supply agreement with Mack Molding Co. (“Mack”) pursuant to which Mack became a key supplier of VFUs. In February 2021, the Company placed a purchase order with Mack amounting to approximately $5.2 million towards the initial production of VFUs during 2021. Since February 2021, the Company increased the purchase order with Mack to approximately $26.5 million towards production of VFUs during 2021 and 2022. The Company believed the supply agreement with Mack would provide the Company with increased scaling capabilities and the ability to meet the potential future demand of its customers more efficiently. The supply agreement contemplates that, following an introductory period, the Company negotiated a minimum percentage of the VFU requirements that the Company purchase from Mack each year based on the agreed-upon pricing formula. The introductory period is not time-based but rather refers to the production of an initial number of units after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. The Company believed this approach would result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack. On October 11, 2022, the Company received a $9.4 million invoice from Mack for inventory purchased on the Company’s behalf to build VFUs. As part of the terms of the contract manufacturing agreement, Mack had the contractual right to bill the Company for any inventory that had aged greater than nine months. Due to a slowdown in the demand for the VFUs and the lack of a demand forecast that the Company could provide to the vendor, Mack exercised the right to invoice the Company for the slow-moving inventory. As of December 31, 2022, the Company recognized a contingent liability in the amount of $8.4 million, representing an estimate of the amount payable to Mack with respect to the original Mack purchase agreement, and which was included in accounts payable in the condensed consolidated balance sheet. On March 2, 2023, Mack filed an arbitration action seeking the amounts owed to Mack for purchased inventory. On October 27, 2023, and effective as of October 18, 2023, Mack and the Company entered into a Modification and Settlement Agreement (the “Modification Agreement”) with respect to the dispute rather than engaging in litigation through the courts.

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

On August 30, 2024, the Company and Mack entered into an amendment to the Modification Agreement, which modified the payment terms and VFU purchase requirements under the Modification Agreement. Pursuant to the amendment, the Company agreed to make payments of $1.0 million prior to October 31, 2024 (the “October Payment”) and an additional $1.0 million prior to December 31, 2024. The Company has not made the October Payment as of the date hereof, however the Company is working with Mack to extend the date of the October Payment. The Company also agreed to purchase at least 25 VFUs prior to October 31, 2024 and a further 25 VFUs between November 1, 2024 and December 31, 2024. Upon payment in accordance with the terms of the amendment, the Company will be entitled to certain residual inventory in the possession of Mack, and the warrant issued to Mack will be terminated.

TRC Electronics Litigation

The Company was named as a defendant in a complaint filed by TRC Electronics, Inc. (“TRC”) on April 13, 2023 in the United States District Court for the Eastern District of Pennsylvania. In the complaint, TRC asserts two causes of action against the Company: (1) breach of contract, and (2) promissory estoppel. TRC’s claims are based on allegations that the Company failed to make payments due under three purchase orders for commercial electronics parts. TRC seeks damages in the amount of $565,210, plus attorneys’ fees, costs, and post-judgment interest. The Company has filed an answer denying liability on TRC’s claims and is currently in the discovery process.

McCutchan, Inc.

In December 2021, the Company entered into a standard form of agreement between Owner and Contractor whereby Valiant Group LLC (“Valiant”) is the general contractor for tenant improvements on certain real property located in Bellevue, Washington (the “Project”). McCutchan, Inc. (“McCutchan”) agreed to be a subcontractor on the Project and engaged various other subcontractors (the “Valiant Agreement”). The Company terminated Valiant as the general contractor for, among other allegations, breach of contract and unjust enrichment. Following the termination of Valiant, in October 2022, the Valiant Agreement was assigned and accepted (the “Assignment”) to Agxion, LLC, a wholly owned subsidiary of the Company. The Assignment contemplates that, as a subcontractor to the Valiant Agreement, McCutchan is still bound to the subcontract agreement and will continue construction operations on the Project. The Company is pursuing Valiant in a separate litigation to collect no less than approximately $1.4 million alleging overbilling, breach of the Valiant Agreement, and violation of Chapter 18.27 and 19.86 of the Revised Code of Washington. On March 5, 2024, McCutchan filed a complaint in the Superior Court of Washington for King County naming the Company, Valiant, and certain related parties as defendants. In the complaint, McCutchan asserts two causes of action against the Company: (1) breach of contract, (2) voidable contract, (3) interference with business or economic expectancy, (4) unjust enrichment, and (5) defamation. McCutchan’s claims are based on allegations of misrepresentations made by the Company to pay McCutchan for work completed on the Project as well as a failure to pay under the Valiant Agreement. In the alternative, McCutchan is alleging the Assignment is void and not a valid contract. McCutchan is seeking to collect no less than $3 million against the Company and all other named defendants. The parties are currently in the discovery process, initial discovery responses are due on November 7, 2024.

Valiant Group LLC

The Company filed two separate complaints against Valiant for overbilling, misrepresentation, and breach of contract for the Treehouse project in Nevada and Hannah Project in Washington.  Agrify obtained judgments against Valiant in Nevada for $4.5 million for the Treehouse project and $10.0 million in Washington for the Hannah Project. Agrify has domesticated those judgments in Massachusetts and is seeking to enforce them against Valiant, its successor in interest, Intrepid Investments LLC, and the principals of Valiant. Agrify filed an action for supplementary proceedings to collect on the judgments. The action is in the early stages and there is no guarantee that the court would award the full amount and no guarantee that Agrify would be able to successfully collect the full amount.

Other Litigation

In September 2023, the Company settled a legal dispute with a specific customer that resulted in the recognition of a gain of approximately $0.9 million, of which $0.3 million was paid in October 2023, with the remaining approximate $0.6 million to be paid in equal monthly installments, beginning in January, 2024. This gain was recognized as part of other income, net, per the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024, with the approximate $0.9 million receivable balance recognized as part of prepaid expenses and other current assets, per the unaudited condensed consolidated balance sheet, as of September 30, 2024. The settlement also resulted in the return of equipment to the Company in October 2023.

The Company is currently pursuing 10 separate legal proceedings in attempting to collect approximately $1.8 million outstanding receivables. The Company is not confident that all legal proceedings and collection efforts will yield in positive results or return of equipment.

On April 25, 2024, Medical Investor Holdings, LLC dba Vertical Companies (“MIH”) filed a complaint against Agrify demanding $288,000. MIH purchased an XMU hydrocarbon extraction system from Precision in October 2021. MIH chose not to include installation and training in the original purchase but is now having problems with this equipment resulting in the claims against Precision, now owned by the Company. This case was dismissed without prejudice by opposing counsel on August 1, 2024.

The Company is also a defendant or plaintiff in a variety of other litigation matters that are individually insignificant. The timing and amount of any settlements, including potential payments made or received, is uncertain. Nonetheless, management currently estimates that the Company’s aggregate net loss exposure with respect to these cases is within the range of approximately $150,000 to $300,000. Given the Company has determined these losses are probable of occurring and reasonably estimable, an accrual was recorded in the amount of $150,000 within general and administrative expenses within the condensed consolidated statement of operations for the nine months ended September 30, 2024.

On July 2022, a former sales Vice President of the Company filed suit against the Company claiming he is owed back wages, commission and is entitled to equity in the company, under theories of liability under Massachusetts labor laws including retaliation, breach of contract, breach of covenant of good faith and fair dealing, fraudulent inducement, tortious interference and unjust enrichment. The Company filed its answer to the initial complaint in January 2023. The Company believes this is a meritless claim and has responded to various discovery requests.

Commitments

Mack Molding Co.

The Modification Agreement with Mack referenced above resulted in the Company entering a purchase commitment with Mack where it was contractually obligated to purchase a minimum of 25 VFUs per quarter for each quarter during 2024 and a minimum of 50 VFUs per quarter for the six quarters beginning with the first quarter of 2025, at a per VFU price of $14,000. The Company made payment and took collection of 25 VFUs in the second quarter of 2024. The Company also granted Mack a second lien position on all Agrify assets.

On August 30, 2024, the Company entered into an amendment to the Modification Agreement with Mack, which modified the payment terms and VFU purchase requirements under the Modification Agreement. Pursuant to the amendment, the Company agreed to make the October Payment of $1.0 million and an additional $1.0 million prior to December 31, 2024. The Company has not made the October Payment as of the date hereof, however the Company is working with Mack to extend the date of the October Payment. The Company also agreed to purchase at least 25 VFUs prior to October 31, 2024 and a further 25 VFUs between November 1, 2024 and December 31, 2024.

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

Note 15 — Related Parties

Some of the current and former officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

The following table describes the net purchasing (sales) activity with entities identified as related parties to the Company:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Bluezone	$—	$—	$—	$4
Topline Performance Group	—	—	—	(1)
NEIA	—	—	—	(43)
Greenstone Holdings	—	—	—	(2)

The following table summarizes net related party (payable) receivable as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Bluezone	$—	$(4)
Valiant Americas, LLC	—	1

On July 12, 2023, the Company issued an unsecured promissory note to GIC Acquisition, LLC, an entity that is owned and managed by the Company’s former Chairman and Chief Executive Officer. Refer to Note 7 - Debt for further disclosure related to this Related Party Note including related transactions occurring during the three and nine months ended September 30, 2024.

On October 27, 2023, CP Acquisitions, an entity affiliated with and controlled by Company’s former Chairman and Chief Executive Officer and a former member of the Company’s Board of Directors, purchased the Exchange Note and the Convertible Note. In addition, the Company issued to CP Acquisitions a Junior Secured Note. Refer to Note 7 - Debt for further disclosure related to this Related Party Note including related transactions occurring during the three and nine months ended September 30, 2024.

Note 16— Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued.

Reverse Stock Split

On July 5, 2023, the Company effected a 1-for-20 reverse stock split of its Common Stock. On October 8, 2024, the Company effected a 1-for-15 reverse stock split of its Common Stock. All share and per share information has been retroactively adjusted to give effect to the reverse stock splits for all periods presented unless otherwise indicated.

Convertible Note Amendment

On October 18, 2024, the Company and CP Acquisitions entered into an amendment to the 2024 CP Note, pursuant to which the maximum principal sum of the 2024 CP Note was increased from $1,500,000 to $3,000,000. The conversion price applicable to the 2024 CP Note will remain unchanged with an exercise price of $0.001 per share, in each case at a conversion price of $3.9495 (as may be adjusted per the 2024 CP Note).

Issuance of Convertible Note; Board and Management Changes

On November 5, 2024, the Company issued a Secured Convertible Note (the “Green Thumb Note”) to RSLGH, LLC (the “Investor”), a subsidiary of Green Thumb Industries Inc. (“Green Thumb”). The Green Thumb Note is a secured obligation of the Company and ranks senior to all indebtedness of the Company except for indebtedness held by CP Acquisitions and Mack. The Green Thumb Note will mature on November 5, 2025 and has a 10.0% annualized interest rate, with interest to be paid on the first calendar day of each September and March while the Green Thumb Note is outstanding, in cash, beginning January 1, 2025. The principal amount of the Green Thumb Note will be payable on the maturity date. The Green Thumb Note provides for advances of up to $20.0 million in the aggregate, of which $10.0 million was advanced upon issuance.

The Green Thumb Note imposes certain customary affirmative and negative covenants upon the Company, including covenants relating to corporate existence, indebtedness, liens, distributions, affiliate transactions, and issuance of other notes. If an event of default under the Green Thumb Note occurs, the Investor can elect to redeem the Green Thumb Note for cash equal to the then-outstanding principal amount of the Green Thumb Note (or such lesser principal amount accelerated by the Investor), plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 14% from the date of a default or event of default, or, only in connection with certain events of default.

If the Investor elects to convert the Green Thumb Note, the conversion price per share will be $3.158, subject to customary adjustments for certain corporate events. The conversion of the Green Thumb Note will be subject to certain customary conditions and the receipt of stockholder approval to the extent necessary under Nasdaq listing rules.

Immediately prior to the issuance of the Green Thumb Note, Raymond Chang, I-Tseng Jenny Chan and entities affiliated with each of them sold shares of Common Stock and Pre-Funded Warrants to the Investor. Immediately following the issuance of the Green Thumb Note, Mr. Chang resigned as Chairman and Chief Executive Officer of the Company, and Ms. Chan resigned as a member of the Company’s Board of Directors. The Board of Directors appointed Benjamin Kovler as Chairman and Interim Chief Executive Officer and Armon Vakili and Richard Drexler as members of the Board of Directors to fill the vacancies resulting from Mr. Chang’s and Ms. Chan’s resignations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Quarterly Report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities And Exchange Commission (the “SEC”) on April 15, 2024, as amended on April 29, 2024 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Except as otherwise indicated herein or as the context otherwise requires, references in this quarterly report to “we,” “us,” “our,” “Company,” and “Agrify” refer to Agrify Corporation, a Nevada corporation and its consolidated subsidiaries.

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

Reverse Stock Split

On July 5, 2023, we effected a 1-for-20 reverse stock split of our Common Stock. On October 8, 2024, we effected a 1-for-15 reverse stock split of our Common Stock. All share and per share information has been retroactively adjusted to give effect to the reverse stock splits for all periods presented unless otherwise indicated.

Recent Developments

Business Developments

At the beginning of 2023, we announced a strategic plan to foster sustainable long-term growth through cost efficiencies and enhanced sales and growth initiatives. We have been focused on growing our cultivation business by helping our existing Agrify Total Turn-Key customers to bring their facilities online and driving additional sales through our rapid deployment pack program. As a result, we have successfully installed Agrify total turn-key solution program (“TTK Solution”) equipment for and commenced our Las Vegas customer, Nevada Holistic Medicine, our Denver Colorado customer, Denver Greens, and signed several new customers such as Golden Lake Business Park in California, and Harvest Works in New Jersey. As a testimony to the Agrify Vertical Farming Unit’s (“VFU”) ability to produce high quality flower, Nevada Holistic Medicine is already consistently harvesting 9 pounds of A-grade flower per VFU, or roughly 64 grams per canopy square foot, and seeing 90%+ A-grade flower produced with exceptional color, trichome, and terpene levels.

Similarly, because we have streamlined our expansive extraction portfolio of technologies, we have successfully supported the deployment of several turnkey solvent-based and solventless extraction packages to customers in California, Michigan, and the East Coast. In addition, we have released several new technologies and products into the market based on customer feedback, including our first peer-reviewed Cannabeast 13 Distillation Unit, a Diamond Miner, Stitch-less Double Filtration Rosin Bags, and the revamped PX30 Hydrocarbon Extractor. We have also made significant strides to receive Underwriters Laboratories Compliance for Precision Extractions’ EXP Explosion Proof Rooms in an effort to continue our commitment to safety and quality within cannabis extraction facilities.

These developments illustrate our continuous innovation, and commitment to safety within the cannabis sector as we adapt to evolving market demands. More importantly, we believe our growing partnership across the Country is a strong testimony to operators’ continued trust in Agrify’s team and technologies in the most competitive markets.

Note Amendment, Consolidation and Conversion

On January 25, 2024, following stockholder approval at an annual meeting of stockholders on January 8, 2024, we and CP Acquisitions LLC (“CP Acquisitions”) consolidated the outstanding principal and interest due under the junior secured promissory note (the “Junior Secured Note”) to CP Acquisitions and a promissory note with an original principal amount of $35.0 million (the “Exchange Note”) to High Trail Special Situations LLC (the “Original Lender”) into a convertible note (the “Convertible Note”) and amended and restated the Convertible Note (as amended and restated, the “Restated Note”), with an outstanding principal amount of approximately $18.3 million at the time of issuance of the Restated Note. The Restated Note amended the terms of the Convertible Note by, among other things, (i) reducing the conversion price to $1.46 per share of Common Stock, (ii) increasing the beneficial ownership limitation to 49.99% with respect to any individual or group, provided that CP Acquisitions may assign its right to receive shares upon conversion to Raymond Chang, the former Chairman and Chief Executive Officer of the Company and/or I-Tseng Jenny Chan, a former member of the board of directors of the Company (the “Board”) or their affiliates, in which case the 49.99% beneficial ownership limitation will apply to each of them individually, (iii) extending the maturity date to December 31, 2025, (iv) increasing the interest rate from 9% to 10% per annum, (v) increasing the default interest from 15% to 18% per annum, and (vi) providing for the payment of interest every six months, or in lieu of cash interest payments, we may issue shares as payments-in-kind at a conversion price equal to the higher of (i) $1.46 or (ii) a 20% discount to our trailing seven-day volume weighted average price as of the date of interest payment. Immediately following the execution of the Restated Note, CP Acquisitions immediately elected to convert approximately $3.9 million of outstanding principal into an aggregate of 2,671,633 shares of Common Stock, and assigned its rights to receive such shares to entities affiliated with Mr. Chang and Ms. Chan. Following the conversion, there was $15.0 million in principal amount outstanding under the Restated Note.

Nasdaq Compliance

On March 5, 2024, we received a deficiency letter from the staff (“Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our Common Stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Stock Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days to regain compliance with the Minimum Bid Requirement. The compliance period would have expired on September 3, 2024. On September 4, 2024, the Staff notified us in writing that we were eligible for an additional 180-day compliance period, or until March 3, 2025, to regain compliance with the Minimum Bid Requirement. On October 8, 2024, we completed a 1-for-15 reverse stock split of our Common Stock, in which each fifteen shares of Common Stock issued and outstanding was combined and converted into one share of Common Stock to regain compliance with the Minimum Bid Requirement. On October 22, 2024, the Staff notified us that we had regained compliance with the Minimum Bid Requirement.

We can provide no assurances that we will continue to meet Nasdaq listing requirements and otherwise remain listed on Nasdaq. If we fail to continue to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the Minimum Bid Requirement, Nasdaq will take steps to delist our Common Stock. Such a de-listing would likely have a negative effect on the price of our Common Stock and would impair stockholders’ ability to sell or purchase our Common Stock when they wish to do so, as well as adversely affect our ability to issue additional securities and obtain additional financing in the future.

Public Offering

On February 27, 2024, we entered into a placement agency agreement with Alexander Capital, LP as placement agent, pursuant to which we agreed to issue and sell an aggregate of 2,760,000 shares of Common Stock, and, in lieu of Common Stock to certain investors that so chose, Pre-Funded Warrants (“Pre-Funded Warrants”) to purchase 3,963,684 shares of Common Stock. The public offering price for each share of Common Stock was $0.38, and the offering price for each Pre-Funded Warrant was $0.379, which equals the public offering price per share of the Common Stock, less the $0.001 per share exercise price of each Pre-Funded Warrant. The Offering was made pursuant to a registration statement on Form S-1 that we filed with the SEC on January 26, 2024 and was declared effective on February 14, 2024. Raymond Chang, our former Chairman and Chief Executive Officer, participated in the offering on the same terms as other investors. The net proceeds from the public offering were approximately $2.2 million, after deducting placement agent fees and commissions and expenses. The public offering closed on February 28, 2024.

Debt Modification; Warrant Amendments

On May 21, 2024, we and CP Acquisitions entered into an amendment to the Convertible Note (the “Consolidated Note Amendment”), pursuant to which CP Acquisitions may elect, in lieu of shares of Common Stock issuable upon conversion of the Convertible Note, to instead receive Pre-Funded Warrants. The conversion price applicable to the Pre-Funded Warrants will remain unchanged at $21.90. Immediately following the execution of the Consolidated Note Amendment, CP Acquisitions elected to convert $11.5 million of outstanding principal into a Pre-Funded Warrant exercisable at issuance for up to 525,114shares of Common Stock having a fair value of approximately $2.9 million (the “CP Warrant Conversion”).

On May 21, 2024, we and GIC Acquisition, LLC (“GIC”), the holder of an unsecured promissory note (the “GIC Note”), amended and restated the GIC Note (the “Restated GIC Note”) to increase the aggregate principal amount to approximately $2.29 million, extend the maturity date to December 31, 2025, and provide that the Restated Junior Note may be converted into Common Stock of the Company or, at GIC’s election, Pre-Funded Warrants, in each case at a conversion price of $4.65. Immediately following the execution of the Restated GIC Note, GIC elected to convert all of the outstanding principal under the Restated GIC Note into a Pre-Funded Warrant exercisable at issuance for up to 492,204 shares of Common Stock having a fair value of approximately $2.7 million (the “GIC Warrant Conversion”, and, collectively with the CP Warrant Conversion, the “Related Party Warrant Conversions”).

On June 30, 2024, we executed an amendment to the Pre-Funded Warrants, pursuant to which we revised certain provisions of the Pre-Funded Warrants to (i) remove the adjustment to the exercise price of the Pre-Funded Warrants when there is a bona fide equity financing with the primary purpose of raising capital (the “Adjustment Provisions”) and (ii) increase the threshold for a change of control from 50% to greater than 50%. On August 12, 2024, our stockholders approved a proposal to amend the Pre-Funded Warrants to add the Adjustment Provisions at a future date. Pursuant to that approval, on August 28, 2024, we entered into amendments to the Pre-Funded Warrants to insert the Adjustment Provisions. As a result of the warrant amendments and the subsequent issuance of 189,645 shares of Common Stock to Ionic Ventures, LLC (“Ionic”) at an effective purchase price of approximately $2.109 per share of Common Stock, the number of shares of Common Stock underlying the Pre-Funded Warrant held by CP Acquisitions was adjusted to 5,452,288 and the number of shares of Common Stock underlying the Pre-Funded Warrant held by GIC was adjusted to 1,085,122. On August 30, 2024, CP Acquisitions partially exercised its Pre-Funded Warrant and entities affiliated with Mr. Chang and Ms. Chan received an aggregate of 383,127 shares of Common Stock upon the exercise. On September 27, 2024, we further amended the Pre-Funded Warrants to remove the Adjustment Provisions from each warrant and (ii) preventing the holders from any additional exercise of either of the Pre-Funded Warrants at any time between September 27, 2024 and October 9, 2024.

Change in Accounting Firm

On June 20, 2024 after an evaluation process, the audit committee of our Board (the “Audit Committee”) dismissed Marcum LLP as our independent registered public accounting firm and appointed MATSUURA (“Matsuura”) as our independent registered public accounting firm for the fiscal year ending December 31, 2024, in each case effective as of June 25, 2024. On June 30, 2024, the audit practice of Matsuura was combined in a transaction pursuant to which Matsuura merged its operations with GuzmanGray, a professional corporation (“GuzmanGray”). On July 19, 2024, Matsuura resigned as our auditors and the Audit Committee appointed GuzmanGray as our independent registered public accounting firm effective as of the Effective Date.

Equity Line of Credit Facility

On August 28, 2024, we entered into the Purchase Agreement and a registration rights agreement with Ionic pursuant to which Ionic committed to purchase up to an aggregate of $15.0 million of our Common Stock, subject to certain limitations, from time to time and at our sole discretion over the 36-month term of the Purchase Agreement.

From and after the date the registration statement relating to the resale of the shares sold to Ionic is declared effective, we may from time to time on any business day, by written notice delivered by us to Ionic, direct Ionic to purchase between $250,000 and $750,000 of shares of Common Stock on such business day, at a purchase price per share that will be equal to 93% (or 80% if the Common Stock is not then trading on the Nasdaq Capital Market) of the lowest daily VWAP over a specified measurement period beginning after the delivery of the purchase notice, as described further in the Purchase Agreement (each, a “Regular Purchase”). The Purchase Agreement also permitted us to deliver an exemption purchase notice for $400,000 on the date of signing, with the shares so purchased to be delivered following the Commencement Date, and we delivered an exemption purchase notice for $400,000 for the purchase by Ionic of 189,645 shares of Common Stock. We will control the timing and amount of any sales of Common Stock to Ionic pursuant to the Purchase Agreement. Ionic has no right to require us to sell any shares of Common Stock to Ionic, but Ionic is obligated to make purchases as we direct, subject to certain conditions.

Issuance of Junior Note

On August 14, 2024, we issued the 2024 CP Note to CP Acquisitions. Pursuant to the 2024 CP Note, CP Acquisitions would lend up to $1,500,000 to the Company. The 2024 CP Note bears interest at a rate of 10% per annum, will mature in full on July 1, 2025, and may be prepaid without any fee or penalty. The 2024 CP Note is secured by our assets and ranks junior to existing secured indebtedness. The 2024 CP Note may be converted into Common Stock of the Company or, at CP Acquisitions’ election, Pre-Funded Warrants with an exercise price of $0.001 per share, in each case at a conversion price of $3.9495.

Mack Molding Modification Agreement

On October 27, 2023, and effective as of October 18, 2023, we entered into a Modification and Settlement Agreement (the “Modification Agreement”) with Mack Molding Company (“Mack”) with respect to a dispute with Mack under an existing supply agreement. On February 29, 2024, we met our contractual obligations under the terms of the Modification Agreement. In settlement of the dispute, we made cash payments of $500,000 and $250,000 to Mack and issued to Mack a warrant to purchase 750,000 shares of Common Stock.

On August 30, 2024, we entered into an amendment to the Modification Agreement with Mack, which modified the payment terms and VFU purchase requirements under the Modification Agreement. Pursuant to the amendment, we agreed to make payments of $1.0 million prior to October 31, 2024 and an additional $1.0 million prior to December 31, 2024. We also agreed to purchase at least 25 VFUs prior to October 31, 2024 and a further 25 VFUs between November 1, 2024 and December 31, 2024. Upon payment in accordance with the terms of the amendment, we will be entitled to certain residual inventory in the possession of Mack, and the warrant issued to Mack will be terminated.

Convertible Note Amendment

On October 18, 2024, we entered into an amendment with CP Acquisitions to the 2024 CP Note, pursuant to which the maximum principal sum of the 2024 CP Note was increased from $1,500,000 to $3,000,000. The conversion price applicable to the 2024 CP Note will remain unchanged with an exercise price of $0.001 per share, in each case at a conversion price of $3.9495 (as may be adjusted per the 2024 CP Note).

Issuance of Convertible Note; Board and Management Changes

On November 5, 2024, we issued a Secured Convertible Note (the “Green Thumb Note”) to RSLGH, LLC (the “Investor”), a subsidiary of Green Thumb Industries Inc. (“Green Thumb”). The Green Thumb Note is a secured obligation and ranks senior to all indebtedness of the Company except for indebtedness held by CP Acquisitions and Mack. The Green Thumb Note will mature on November 5, 2025 and has a 10.0% annualized interest rate, with interest to be paid on the first calendar day of each September and March while the Green Thumb Note is outstanding, in cash, beginning January 1, 2025. The principal amount of the Green Thumb Note will be payable on the maturity date. The Green Thumb Note provides for advances of up to $20.0 million in the aggregate, of which $10.0 million was advanced upon issuance. If the Investor elects to convert the Green Thumb Note, the conversion price per share will be $3.158, subject to customary adjustments for certain corporate events. The conversion of the Green Thumb Note will be subject to certain customary conditions and the receipt of stockholder approval to the extent necessary under Nasdaq listing rules.

Immediately prior to the issuance of the Green Thumb Note, Raymond Chang, I-Tseng Jenny Chan and entities affiliated with each of them sold shares of Common Stock and Pre-Funded Warrants to the Investor. Immediately following the issuance of the Green Thumb Note, Mr. Chang resigned as our Chairman and Chief Executive Officer, and Ms. Chan resigned as a member of our Board of Directors. The Board of Directors appointed Benjamin Kovler as our Chairman and Interim Chief Executive Officer and Armon Vakili and Richard Drexler as members of the Board of Directors to fill the vacancies resulting from Mr. Chang’s and Ms. Chan’s resignations.

Plans to Acquire the Señorita Brand of THC Beverages

On November 12, 2024, we announced that we signed a non-binding letter of intent to acquire certain assets from Double or Nothing LLC, the owner and creator of the Señorita brand of hemp-derived legal THC (“HDLT”) drinks, in exchange for 530,000 shares of Agrify common stock or common stock equivalents (the “Transaction”). The Transaction would involve the acquisition of assets involved in the operation of Señorita’s HDLT business. There can be no assurances that we will reach a binding agreement and if we do, the terms could differ from those stated above.

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

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock among other conditions for equity classification.

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

In accordance with ASC Topic 606, Revenue Recognition (“ASC 606”), we recognize revenue from contracts with customers using a five-step model, which is described below:

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

Significant Judgments

We enter into contracts that may include various combinations of equipment, services and construction, which are generally capable of being distinct and accounted for as separate performance obligations. Contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once we determine the performance obligations, the transaction price is determined, which includes estimating the amount of variable consideration to be included in the transaction price, if any. We then allocate the transaction price to each performance obligation in the contract based on the SSP. The corresponding revenue is recognized as the related performance obligations are satisfied.

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

If a contract has payment terms that differ from the timing of revenue recognition, we will assess whether the transaction price for those contracts include a significant financing component. We have elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. Accordingly, we impute interest on such contracts at an agreed upon interest rate and will present the financing components separately as financial income. For the nine months ended September 30, 2024 and 2023, we did not have any such financial income.

Payment terms with customers typically require payment in advance or payment 30 days from invoice date. Our agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise a concern over delivered products or services, we have endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

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

In accordance with ASC 606-10-50-13, we are required to include disclosure on our remaining performance obligations as of the end of the current reporting period. Due to the nature of our contracts, these reporting requirements are not applicable. The majority of our remaining contracts meet certain exemptions as defined in ASC 606-10-50-14 through 606-10-50-14A, including (i) performance obligation is part of a contract that has an original expected duration of one year or less and (ii) the right to invoice practical expedient.

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

Income Taxes

We account for income taxes pursuant to the provisions of ASC Topic 740, Income Taxes, (“ASC 740”) which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

Accounting for Stock-Based Compensation

We follow the provisions of ASC Topic 718, Compensation — Stock Compensation ,(“ASC 718”) establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under our Stock Option Plans.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue (including $0, $0, $0, and $46 from related parties, respectively)	$1,934	$3,139	$7,526	$14,009
Cost of goods sold	1,709	2,165	6,009	11,447
Gross profit	225	974	1,517	2,562

General and administrative	3,364	4,321	9,726	16,066
Selling and marketing	348	812	1,204	3,522
Research and development	168	486	628	1,864
(Gain) loss on settlement of contingent liabilities	—	—	(5,935)	—
Gain on early termination of lease	—	—	(39)	—
(Gain) loss on disposal of property and equipment	10	(67)	1	(62)
Change in contingent consideration	—	—	(2,180)	(1,322)
Total operating expenses	3,890	5,552	3,405	20,068
Operating (loss) income	(3,665)	(4,578)	(1,888)	(17,506)
Interest income (expense), net	(38)	(363)	(166)	(1,562)
Change in fair value of warrant liabilities	(15,098)	1,975	(15,502)	3,599
Loss on extinguishment of long-term debt, net	—	—	—	(4,631)
Other income (expense), net	150	874	169	874
Total other expense, net	(14,986)	2,486	(15,499)	(1,720)
Net (loss) income	(18,651)	(2,092)	(17,387)	(19,226)
Loss attributable to non-controlling interest	—	—	—	2
Net (loss) income attributable to Agrify Corporation	$(18,651)	$(2,092)	$(17,387)	$(19,224)
Net (loss) income per share attributable to Common Stockholders – basic (1)	$(17.31)	$(19.02)	$(16.82)	$(202.21)
Weighted average common shares outstanding – basic	1,077,780	109,983	1,033,582	95,068

Revenues

Our goal is to provide our customers with a variety of products to address their entire indoor agriculture needs. Our core product offering includes our VFUs and Agrify Integrated Grow Racks with our Agrify Insights™ software, which are supplemented with environmental control products, grow lights, facility build-out services and extraction equipment.

We generate revenue from sales of cultivation solutions, including ancillary products and services, Agrify Insights™ software, facility build-outs and extraction equipment and solutions. We believe that our product mix form an integrated ecosystem which allows us to be engaged with our potential customers from early stages of the grow cycle — first during the facility build-out; to the choice of cultivation solutions, running the grow business with our Agrify Insights™ software and finally, our extraction, post-processing and testing services to transform harvest into a sellable product. We believe that delivery of each solution in the various stages in the process will generate sales of additional solutions and services.

The following table provides a breakdown of our revenue for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,				Nine months ended September 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Cultivation solutions, including ancillary products and services	$281	$138	$143	104%	$1,719	$633	$1,086	172%
Agrify Insights™ software	70	58	12	21%	200	123	77	63%
Facility build-outs	—	—	—	0%	—	882	(882)	(100)%
Extraction solutions	2,171	3,335	(1,164)	(35)%	7,737	13,499	(5,762)	(43)%
Sales discounts on cultivation and extraction solutions	(588)	(392)	(196)	(50)%	(2,130)	(1,128)	(1,002)	89%
Total revenue	$1,934	$3,139	$(1,205)	(38)%	$7,526	$14,009	$(6,483)	(46)%

Revenues decreased by $1.2 million, or 38%, for the three months ended September 30, 2024 compared to the same period in 2023. Revenues decreased by $6.4 million, or 46%, for the nine months ended September 30, 2024 compared to the same period in 2023. The comparative decrease in revenue was generated primarily from decreases in revenue from facility build-outs and extraction solutions. Extraction division revenues decreased by $1.2 million and $5.8 million for the three and nine months ended September 30, 2024, respectively, primarily due to changes in contract terms with customers which expedited cash flows but reduced overall demand. Additionally, design and build revenues decreased by $0 and $0.9 million for the three and nine months ended September 30, 2024, respectively due to the discontinued build-out of facilities under our TTK Solutions.

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

The following table provides a breakdown of our cost of goods sold for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,				Nine months ended September 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Cultivation solutions, including ancillary products and services	$197	$556	$(359)	(65)%	$1,186	$1,579	$(393)	(25)%
Facility build-outs	36	3	33	1100%	48	971	(923)	(95)%
Extraction solutions	1,476	1,606	(130)	(8)%	4,775	8,897	(4,122)	(46)%
Total cost of goods sold	$1,709	$2,165	$(456)	(21)%	$6,009	$11,447	$(5,438)	(48)%

Cost of goods sold decreased by $0.5 million, or 21%, for the three months ended September 30, 2024 compared to the same period in 2023. Cost of goods sold decreased by $5.4 million, or 48%, for the nine months ended September 30, 2024 compared to the same period in 2023. The comparative quarterly decrease in cost of goods sold is associated with decreases in cost of goods sold related to facility build-outs and extraction solutions which aligns with the reduction in revenue over the same period for each of these revenue streams.

Gross Profit

	Three months ended September 30,				Nine months ended September 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Gross profit	$225	$974	$(749)	(77)%	$1,517	$2,562	$(1,045)	(41)%

Gross profit totaled $0.2 million, or 11.6%, of total revenue during the three months ended September 30, 2024 compared to $1.0 million, or 31.0%, of total revenue during the three months ended September 30, 2023. Gross profit totaled $1.5 million, or 20.2% of total revenue during the nine months ended September 30, 2024 compared to a gross profit of $2.6 million, or 18.3% of total revenue during the nine months ended September 30, 2023. The comparative $0.8 million third-quarter year over year decrease in gross profit, as well as the comparative decrease in gross profit margin, is primarily attributable to a smaller decrease in costs of goods sold relative to the decrease in revenue for the period. During the third quarter of 2024, we realized a gross profit margin of 32% associated with our extraction solutions revenue, while we realized a gross profit margin of 45% on our extraction solution revenues for the third quarter of 2023.

General and Administrative

	Three months ended September 30,				Nine months ended September 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
General and administrative	$3,364	$4,321	$(957)	(22)%	$9,726	$16,066	$(6,340)	(39)%

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

G&A expense decreased by $1.0 million, or 22%, for the three months ended September 30, 2024, compared to the same period in 2023. G&A expense decreased by $6.3 million, or 39%, for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease for the nine months ended September 30, 2024 is primarily attributable to a decrease in payroll expense of $2.9 million, a decrease in insurance of $1.5 million, a decrease in stock based compensation of $1.3 million, and a decrease in sales tax expense of $0.5 million.

Research and Development

	Three months ended September 30,				Nine months ended September 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Research and development	$168	$486	$(318)	(65)%	$628	$1,864	$(1,236)	(66)%

Research and development (“R&D”) expenses consisted primarily of costs incurred for the development of our Agrify Insights™ software, next generation VFUs, and new extraction technology and methodology, which includes:

●	employee-related expenses, including salaries, benefits, and travel;

●	expenses incurred by the subcontractor under agreements to provide engineering work related to the development of our Agrify Insights™ software and next generation VFUs;

●	expenses related to our facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

R&D expense decreased by $0.3 million, or 65% for the three months ended September 30, 2024, compared to the same period in 2023. R&D expense decreased by $1.2 million, or 66%, for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease is attributable to the reduction in personnel, outsourced consulting and materials purchased.

Selling and Marketing

	Three months ended September 30,				Nine months ended September 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Selling and marketing	$348	$812	$(464)	(57)%	$1,204	$3,522	$(2,318)	(66)%

Selling and marketing expenses consist primarily of salaries and related costs of personnel, travel expenses, trade shows and advertising expenses.

Selling and marketing expenses decreased by $0.5 million, or 57%, for the three months ended September 30, 2024, compared to the same period in 2023. Selling and marketing expenses decreased by $2.3 million, or 66%, for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease is attributable to a decrease in payroll, consulting services, and travel expenses.

Gain on settlement of contingent liabilities

	Three months ended September 30,				Nine months ended September 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Gain on settlement of contingent liabilities	$—	$—	$—	0%	$(5,935)	$—	$(5,935)	100%

Gain on settlement of contingent liabilities relates to the legal settlement effected with Mack as described in Note 14 - Commitments and Contingencies within the unaudited condensed consolidated financial statements for the period ended September 30, 2024. On February 29, 2024, we met our performance obligations in terms of the Modification Agreement with Mack. In the second quarter of 2024, management derecognized the previously recognized contingent liability, resulting in a credit of approximately $5.9 million, increasing the total gain for the nine months ended September 30, 2024 to approximately $5.9 million. The gain was recorded within gain on settlement of contingent liabilities, on the unaudited condensed consolidated statement of operations.

Other Income, Net

	Three months ended September 30,				Nine months ended September 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Interest income (expense), net	$(38)	$(363)	$325	(90)%	$(166)	$(1,562)	$1,396	(89)%
Other income (expense), net	150	874	(724)	(83)%	169	874	(705)	(81)%
Change in fair value of warrant liabilities	(15,098)	1,975	(17,073)	(864)%	(15,502)	3,599	(19,101)	(531)%
Loss on extinguishment of long-term debt, net	—	—	—	0%	—	(4,631)	4,631	(100)%
Total other expense, net	$(14,986)	$2,486	$(17,472)	(703)%	$(15,499)	$(1,720)	$(13,779)	801%

Interest expense decreased by $0.3 million, or 90%, for the three months ended September 30, 2024, compared to the same period in 2023. Interest expense decreased by $1.4 million, or 89%, for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease in interest expense is attributable mainly to the decrease in principal balance on outstanding loans.

The change in fair value of warrant liabilities decreased by $17.1 million, or 864% during the three months ended September 30, 2024, compared to the same period in 2023. The change in fair value of warrant liabilities decreased by $19.1 million, or 531%, during the nine months ended September 30, 2024, compared to the same period in 2023. The decrease is primarily related to the fair value remeasurement of warrants as a result of amendments to warrant agreements during the third quarter of 2024.

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

Income (Loss) attributable to non-controlling interest represents the portion of profit (or loss) that are attributable to non-controlling interest calculated as a product of the net income of the entity multiplied by the percentage of ownership held by the non-controlling interest. In 2023 and 2024 the profit (or loss) attributable to non-controlling interest is immaterial. See the Condensed Consolidated Statements of Operations for the impact on results.

Liquidity and Capital Resources

As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $267 thousand. Our current working capital needs are to support revenue growth, to fund construction and equipment financing commitments associated with our TTK Solutions, manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements and capital expenditures. We anticipate that we will allocate a significant portion of our current balance of working capital to satisfy the financing requirements of our current and future TTK arrangements. These arrangements require a significant amount of upfront capital necessary to fund construction, associated with facility build-outs, and equipment. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

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

Indebtedness

CP Acquisitions Junior Secured Note

On October 27, 2023, CP Acquisitions, an entity affiliated with and controlled by our former Chief Executive Officer and former member of our Board of Directors, purchased the Exchange Note and the Convertible Note from CP Acquisitions (the “Note Purchase”). As part of the same transaction, we issued the Junior Secured Note to CP Acquisitions. Pursuant to the Junior Secured Note, CP Acquisitions would lend up to $3.0 million to us. The Junior Secured Note bears interest at a rate of 10% per annum, would mature in full on December 31, 2023, and may be prepaid without any fee or penalty. On December 4, 2023, CP Acquisitions and the Company amended and restated the Junior Secured Note agreement. Pursuant to the terms of the amendment, the maximum principal amount that may be loaned by CP Acquisitions to us was increased to $4.0 million and extended the maturity date thereon to December 31, 2024. On November 30, 2023, CP Acquisitions agreed to forgive $1.0 million of the principal amount outstanding on the Convertible Note.

Consolidated CP Acquisitions Note

On January 25, 2024, we and CP Acquisitions consolidated the outstanding principal and interest due under the Junior Secured Note and the Exchange Note as well as the interest due under the Convertible Note into the Convertible Note (collectively, with the Junior Secured Note and the Exchange Note, the “Consolidated Notes”), and amended and restated the Convertible Note with the Restated Note having a total outstanding principal of $18,308,021. The Restated Note bears interest at a rate of 10% per annum and will mature in full on December 31, 2025. We may redeem all or a portion not less than $5.0 million of principal at any time at a price equal to 102.5% of the redeemed principal amount plus accrued but unpaid interest. If CP Acquisitions elects to convert the Restated Note, the conversion price per share will be $21.90, subject to customary adjustments for certain corporate events. The conversion of the Restated Note will be subject to certain customary conditions. The Restated Note may not be converted into shares of Common Stock if such conversion would result in CP Acquisitions and its affiliates owning an aggregate of in excess of 49.99% of the then-outstanding shares of Common Stock. Immediately following the execution of the Restated Note, CP Acquisitions elected to convert approximately $3.9 million of outstanding principal into an aggregate of 178,109 shares of Common Stock.

On May 21, 2024, we and CP Acquisitions entered into the Consolidated Note Amendment, pursuant to which CP Acquisitions may elect, in lieu of shares of Common Stock issuable upon conversion of the Restated Note, to instead receive Pre-Funded Warrants. The conversion price applicable to the Pre-Funded Warrants will remain unchanged at $21.90. Immediately following the execution of the Consolidated Note Amendment, CP Acquisitions elected to convert $11.5 million of outstanding principal into the CP Warrant Conversion, exercisable at issuance for up to 525,114 shares of Common Stock having a fair value of approximately $2.9 million.

GIC Acquisition Note

On July 12, 2023, our Board of Directors approved the issuance of the GIC Note to GIC, an entity that is owned and managed by our former Chairman and Chief Executive Officer. Pursuant to the GIC Note, GIC was obligated to lend us up to $0.5 million, $0.3 million of which was delivered at issuance and the remaining $0.2 million delivered on July 31, 2023. The GIC Note bore interest at a rate of 10% per annum, would mature in full on August 6, 2023, and could be prepaid without any fee or penalty. The GIC Note ranked junior to all existing secured indebtedness. On October 27, 2023, the maturity date of the GIC Note was subsequently amended to December 31, 2024, at which point principal and accrued interest will be repaid in full.

On May 21, 2024, GIC and the Company entered into the Restated GIC Note, (the Restated GIC Note collectively with the Consolidated Note Amendment, the “Related Party Debt Amendments”) to increase the aggregate principal amount to approximately $2.29 million, extend the maturity date to December 31, 2025, and provide that the Restated Junior Note may be converted into Common Stock of the Company or, at GIC’s election, Pre-Funded Warrants, in each case at a conversion price of $4.65. Immediately following the execution of the Restated GIC Note, GIC elected to convert all of the outstanding principal under the Restated GIC Note into a Pre-Funded Warrant exercisable at issuance for up to 492,203 shares of Common Stock.

CP Acquisitions Promissory Note

On August 14, 2024, we issued a junior secured promissory note (the “2024 CP Note”) to CP Acquisitions. Pursuant to the 2024 CP Note, CP Acquisitions would lend us up to $1,500,000. The 2024 CP Note bears interest at a rate of 10% per annum, will mature in full on July 1, 2025, and may be prepaid without any fee or penalty. The 2024 CP Note is secured by the Company’s assets and ranks junior to existing secured indebtedness of the Company. The 2024 CP Note may be converted into Common Stock or, at CP Acquisition’s election, Pre-Funded Warrants with an exercise price of $0.001 per share, in each case at a conversion price of $3.9495.

Green Thumb Convertible Note

On November 5, 2024, we issued the Green Thumb Note to the Investor. The Green Thumb Note is a secured obligation and ranks senior to all indebtedness of the Company except for indebtedness held by CP Acquisitions and Mack. The Green Thumb Note will mature on November 5, 2025 and has a 10.0% annualized interest rate, with interest to be paid on the first calendar day of each September and March while the Green Thumb Note is outstanding, in cash, beginning January 1, 2025. The principal amount of the Green Thumb Note will be payable on its maturity date. The Green Thumb Note provides for advances of up to $20.0 million in the aggregate, of which $10.0 million was advanced upon issuance. If the Investor elects to convert the Green Thumb Note, the conversion price per share will be $3.158, subject to customary adjustments for certain corporate events. The conversion of the Green Thumb Note will be subject to certain customary conditions and the receipt of stockholder approval to the extent necessary under Nasdaq listing rules.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the nine months ended September 30, 2024, and 2023:

(In thousands)	September 30, 2024	September 30, 2023
Net cash (used in) provided by:
Operating activities	$(6,250)	$(25,940)
Investing activities	340	25,235
Financing activities	5,743	(9,598)
Net decrease in cash and cash equivalents	$(167)	$(10,303)

Cash Flow from Operating Activities

For the nine months ended September 30, 2024, our operating cash flows included a net loss of $17.4 million, a $15.5 million change in the fair value of warrant liabilities, $2.2 million decrease related to accrued acquisition liabilities due to issuance of held-back-shares, $1.8 million decrease related to recovery of provision for slow-moving inventory, $7.1 gain on a supply agreement $1.1 million related to depreciation and amortization, and $0.9 million of stock based compensation expense. Net cash was increased by changes in operating assets and liabilities of $3.3 million.

For the nine months ended September 30, 2023, our operating cash flows included a net loss of $19.2 million, a change in the provision for credit losses of $14.8 million, a $4.6 million loss on extinguishment of notes payable, and $1.4 million of depreciation and amortization expense, $2.1 million in stock based compensation expense, a $2.9 million decrease to inventory reserves, and a $3.6 million credit related to the change in fair value of warrant liabilities. Net cash increased by changes in operating assets and liabilities of $6.2 million.

Cash Flow from Investing Activities

For the nine months ended September 30, 2024, net cash provided in investing activities was $0.3 million, which primarily resulted from cash inflows of $0.3 million in proceeds from the repayment of a loan receivable.

For the nine months ended September 30, 2023, net cash provided by investing activities was $25.3 million, which primarily included cash inflows of $10.5 million in proceeds from the sale of securities and $15.3 million in proceeds from the repayment of a loan receivable, partially offset by cash outflows of $0.6 million in costs related to the issuance of loans.

Cash Flow from Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $5.7 million. Net cash provided by financing activities was primarily driven by proceeds from issuance of related party notes of $4.0 million and proceeds from an issuance of Common Stock through an S-1 and Pre-Funded Warrants offering of $2.1 million, offset by $0.4 million in payments on insurance financing loans.

For the nine months ended September 30, 2023, net cash used in financing activities was $9.6 million, which was primarily driven by repayment of debt in a private placement of $10.3 million and payments on insurance financing loans of $1.2 million, partially offset by proceeds from the ATM Program of $1.5 million.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Interim Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Interim Chief Executive Officer concluded that, due to the material weaknesses in our internal control over financial reporting previously identified in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and filed with the SEC on April 15, 2024, as amended on April 29, 2024 our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024.

Management, with the oversight of the Audit Committee of our Board of Directors, continue to focus on remediating the material weaknesses identified in the design and operation of our internal control over financial reporting, including hiring additional qualified personnel, further documentation and implementation of control procedures and the implementation of control monitoring. While we have begun the process of talking through measures which we believe will remediate the underlying cause of these material weaknesses, there can be no assurance as to when the remediation plan will be fully developed and implemented and whether such measures will be effective. Until our remediation plan is fully implemented and effective, we will continue to devote time, attention and financial resources to this effort.

Changes in Internal Control Over Financial Reporting

Other than those measures intended to remediate the material weaknesses noted above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Amendment to Articles of Incorporation of Agrify Corporation, filed October 3, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2024).
4.1	Amendment No. 1 to Junior Secured Convertible Promissory Note, dated as of October 18, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2024).
4.2	Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2024).
4.3	Amendment to Pre-Funded Comon Stock Purchase Warrant between Agrify Corporation and CP Acquisitions, LLC dated as of June 30, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2024)
4.4	Amendment to Pre-Funded Comon Stock Purchase Warrant between Agrify Corporation and GIC Acquisitions, LLC dated as of June 30, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2024)
10.1†	Purchase Agreement between Ionic Ventures, LLC and Agrify Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2024).
10.2	Registration Rights Agreement between Ionic Ventures, LLC and Agrify Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2024).
10.3	Amendment to Pre-Funded Common Stock Purchase Warrant, dated as of August 28, 2024, by and between Agrify Corporation and CP Acquisitions, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2024).
10.4	Amendment to Pre-Funded Common Stock Purchase Warrant, dated as of August 28, 2024, by and between Agrify Corporation and GIC Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2024).
10.5†#	First Amendment to Modification and Settlement Agreement, dated as of August 30, 2024, by and between Agrify Corporation and Mack Molding Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2024).
10.6	Amendment to Pre-Funded Common Stock Purchase Warrant, dated as of September 27, 2024, by and between Agrify Corporation and CP Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2024).
10.7	Amendment to Pre-Funded Common Stock Purchase Warrant, dated as of September 27, 2024, by and between Agrify Corporation and GIC Acquisition LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2024).
10.8	Severance Agreement, dated November 5, 2024, between Agrify Corporation and Raymond Chang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2024).
10.3	Amendment to Pre-Funded Common Stock Purchase Warrant, dated as of August 28, 2024, by and between Agrify Corporation and CP Acquisitions, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2024).
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer
32.1**	Section 1350 Certification of principal executive officer and principal financial and accounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith in accordance with Item 601 (b)(32) of Regulation S-K.

#	Certain confidential portions of this exhibit were omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K because the identified confidential portions (i) are not material and (ii) are customarily and actually treated as private or confidential by the Company.

†	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRIFY CORPORATION

By:	/s/ Benjamin Kovler
Benjamin Kovler
Chairman and Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: November 14, 2024