Form 10-K
period 2024-12-31
Agrify Corp
filed 2025-03-21
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2024, was approximately $6.3 million. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

There were a total of 1,952,032 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 17, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to Agrify Corporation. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include statements relating to:

●	our market opportunity;

●	the effects of increased competition as well as innovations by new and existing competitors in our market;

●	our ability to retain our existing customers and to increase our number of customers;

●	our ability to effectively manage or sustain our growth;

●	integration of complementary businesses and technologies;

●	our ability to maintain, or strengthen awareness of, our brand;

●	future revenue, hiring plans, expenses, capital expenditures, and capital requirements;

●	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business;

●	the loss of key employees or management personnel;

●	our financial performance and capital requirements; and

●	our ability to maintain, protect, and enhance our intellectual property.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this report. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” section of this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

●	our short operating history, and our ability to obtain additional financing;

●	risks associated with strategic acquisitions, strategic alliances, divestitures and other transactions;

●	we have substantial debt and other financial obligations, and we may incur even more debt;

●	our sales are difficult to forecast and we may be subject to growth-related risks;

●	our reliance on third parties for certain products sold to customers;

●	risks of product liability and similar claims;

●	our products may be subject to product recalls;

●	our reliance on the continued contributions of personnel employed by Green Thumb and other qualified personnel;

●	our reliance on third parties to provide numerous operating capabilities;

●	our ability to protect our core technology and intellectual property and defend against intellectual property claims;

●	our ability to use net operating losses;

●	risks associated with the ability of our co-manufacturers to comply with food safety, environmental or other laws and regulations, and with the specifications of our products;

●	risks associated with consumer acceptance of our brand portfolio and constraints on our ability to market our products;

●	risks associated with the lack of diversification of our business and asset portfolio;

●	risks related to our products and associated with an immature industry;

●	risk associated with third party business partners and their perception of reputational risk;

●	the competition from the illicit market and larger competitors;

●	risks associated with the public opinion and perception of the cannabis and hemp industries;

●	the potential for hemp-derived products to have negative health and/or safety impacts on consumers;

●	the federal laws and regulations around hemp-derived products, the risk that the continued beneficial legislative development is not guaranteed, and existing regulations may be enforced against hemp-derived products;

●	risks of state laws regulating, restricting or prohibiting hemp-derived products.

●	risks associated with fraudulent, illegal or improper actions by business partners, employees or agents;

●	opposition from other industries towards the cannabis and hemp industries;

●	the legality of cannabis and/or hemp could be reversed in one or more states;

●	risks associated with changing legislation and interpretations of law;

●	risks associated with client licensing;

●	banking regulations that could limit access to banking services;

●	risks associated with insurance coverage and uninsurable risks;

●	the nature of the evolving industry;

●	risks associated with the concentration of ownership of our Common Stock;

●	the potential for a large number of shares eligible for public sale could depress the market price of our Common Stock;

●	our failure to meet the continued listing requirements of The Nasdaq Capital Market (“Nasdaq”) could result in a de-listing of our Common Stock;

●	the exercise of all or any number of outstanding warrants may dilute your holding of shares of our Common Stock;

●	provisions in our charter documents and Nevada law may prevent a change in control of our company;

●	the impact of reduced disclosure requirements under the JOBS Act on investors;

●	we have no intention to declare any dividends to our shareholders;

●	our obligations to develop and maintain effective internal controls over financial reporting;

●	material weaknesses and ability to remediate them;

●	risks associated with increases in costs or shortages of raw materials;

●	litigation that may adversely affect our business, financial condition, and results of operations;

●	liquidity of our Common Stock;

●	increasing costs and demands upon management as a result of complying with public company regulations;

●	risks related to trading ability of our Common Stock if our shares become subject to penny stock rules;

●	inherent risks related to our financial and operational projections;

●	risks related to analyst reports about us, our business or our market, or recommendations relating to our stock.

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

Business Overview

Agrify is a developer of branded innovative solutions for the cannabis and hemp industries. Our Señorita brand offers consumers hemp-derived tetrahydrocannabinol (“THC”) beverages that mirror well-known cocktails like a margarita – in three flavors – classic Lime Jalapeño Margarita, Mango Margarita, and Paloma. Known for its clean, fresh taste and commitment to high-quality, natural ingredients, Señorita offers a low-sugar, low-calorie alternative to alcoholic beverages and is available at top retailers including Total Wine, ABC Fine Wine & Spirits, and Binny’s in nine U.S. states and Canada, with plans for expansion and future availability in premier on-premises destinations.

In addition to beverages, Agrify has also historically been a leading provider of innovative cultivation and extraction solutions for the cannabis industry. Our comprehensive extraction product line, which includes hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowers producers to maximize the quantity and quality of extract required for premium concentrates. Additionally, prior to its sale on December 31, 2024, our proprietary micro-environment-controlled Agrify Vertical Farming Units (“VFUs”) enabled cultivators to produce high quality products for the cannabis industry.

Corporate Developments

Sale of Cultivation Business

On December 31, 2024, we entered into and closed an Asset Purchase Agreement (the “Cultivation Purchase Agreement”) with CP Acquisitions, LLC (“CP”), an entity affiliated with Raymond Chang, our former Chairman and Chief Executive Officer. Under the Cultivation Purchase Agreement, CP acquired assets from us relating to our VFU business, including the related Agrify total turnkey (“TTK”) solution assets and Agrify InsightsTM software solutions (collectively, the “Cultivation Business”). The aggregate consideration received by us for the sale of the Cultivation Business consisted of the assumption by CP of (i) all of our obligations pursuant secured indebtedness then held by CP with an aggregate amount of principal and accrued interest of approximately $7 million, and (ii) certain other liabilities relating to the Cultivation Business.

February 2025 Changes in Directors

On February 5, 2025 the Company announced that Peter Shapiro and Sanjay Tolia were appointed to our Board of Directors (the “Board”) effective January 31, 2025. The Company also announced Richard Drexler’s departure from the Board effective as of January 31, 2025.

Señorita Acquisition

On December 12, 2024, we closed an Asset Purchase Agreement (the “Purchase Agreement”) for the acquisition of substantially all of the assets of Double or Nothing LLC (“Double or Nothing”) in connection with its Señorita brand of beverages containing hemp-derived cannabinoids. Under the Purchase Agreement, we acquired the Señorita brand of beverages and related assets from Double or Nothing relating to the portions of its business operating in compliance with Canadian law and under the Agricultural Improvement Act of 2018 (the “2018 Farm Bill”) and applicable state laws.

Private Placement

On November 20, 2024, we raised gross proceeds of approximately $25.9 million in a private placement following the closing of certain securities purchase agreements with institutional investors and other accredited investors. In connection with the private placement, we issued (i) 203,988 shares Common Stock and (ii) pre-funded warrants to purchase up to an aggregate of 949,515 shares of common stock at a purchase price per share of Common Stock of $22.30 and a purchase price per pre-funded warrant of $22.2999.

Convertible Note

On November 5, 2024, we issued a Secured Convertible Note (the “Note”) to RSLGH, LLC (the “Investor”), a subsidiary of Green Thumb Industries Inc. (“Green Thumb”). The Note is a secured obligation and ranks senior to all of our indebtedness except for certain indebtedness set forth in the Note. The Note will mature on November 5, 2025 (the “Maturity Date”) and contains a 10.0% annualized interest rate, with interest to be paid on the first calendar day of each September and March while the Note is outstanding, in cash, beginning January 1, 2025. The principal amount of the Note will be payable on the Maturity Date.

2024 Board and Management Changes

Also on November 5, 2024, immediately following the issuance of the Note, Raymond Chang, our prior CEO and Chairman, resigned as a member of the Board and any subsidiaries and as President and Chief Executive Officer of the Company, and I-Tseng Jenny Chan resigned as a member of the Board. Benjamin Kovler, Armon Vakili and Richard Drexler replaced Raymond Chang and I-Tseng Jenny Chan on the Board and Benjamin Kovler assumed the position of Interim CEO.

Effective May 17, 2024, Leonard Sokolow resigned as a member of the Board and its committees. Effective December 3, 2024, Brian Towns resigned from his roles as the Company’s Executive Vice President and General Manager of Extraction Division to pursue other opportunities. On December 31, 2024, in connection with the Cultivation Purchase Agreement, David Kessler ceased serving as the Company’s Chief Science Officer, Executive Vice President and General Manager of Cultivation.

Lines of Business

Hemp-Derived Beverages

We acquired the Señorita brand of hemp-derived THC beverages in December 2024. Señorita was designed and formulated by world-class winemakers Charles Bieler and Joel Gott. Recognizing a growing generational demand for adult beverage alternatives, Bieler and Gott gave the classic margarita a modern twist—replacing alcohol with hemp-derived THC to create a delightful, hangover-free beverage alternative. Through the use of all-natural, premium ingredients like organic Mexican agave, fresh lime juice and sweet, tangy mango, Señorita quickly gained acclaim, taking home the top spot in The High Times Cannabis Cup just one year after inception. Gott and Bieler continue to collaborate on the brand with Mr. Kovler and the Agrify team.

Señorita currently offers three award-winning flavors – classic Lime Jalapeño Margarita, Mango Margarita and Paloma. A fourth flavor, low-calorie Ranch Water, is expected to debut in 2025. Señorita’s hemp-derived beverages comply with the 2018 Farm Bill and are currently available at top retailers including Total Wine, ABC Fine Wine & Spirits, and Binny’s in nine U.S. states and Canada. Products are also available for direct-to-consumer purchase where permissible under state law at senoritadrinks.com.

Extraction Solutions

Our extraction equipment and business solutions can be used within indoor processing facilities by fully licensed cannabis and hemp cultivators and processors or in some cases, by individual processors for individual use in compliance with applicable law. We sell our proprietary extraction solutions to independent, licensed cultivators and processing labs.

In light of our increased focus on hemp-derived beverages following the Señorita acquisition, the Board is exploring a variety of alternatives for the extraction business while focusing on optimizing shareholder value creation.

We strategically acquired four of the top brands in the extraction space in late 2021 and early 2022: in Precision Extraction, PurePressure, Lab Society, and Cascade Sciences. These iconic brands encompass everything from hydrocarbon, alcohol, and solventless extraction to distillation and post-processing. Combined, these four acquisitions provided what we believed to be one of the most comprehensive extraction solutions from a single provider. Our extraction brands provide equipment and solutions for extraction, post-processing, and testing for the cannabis and hemp industries. The extraction, post-processing and testing services are complementary and highly attractive areas of the supply chain.

Discontinued Operations

Cultivation Solutions

Prior to its sale on December 31, 2024, we sold proprietary cultivation solutions to independent licensed cultivators. The two primary products we sold were the VFUs and Agrify Insights™ software.

The proprietary VFU technology offered a modular, compartmentalized micro-climate growing system for indoor vertical farming. The VFU system was designed for craft farmers, single-state operators, and multi-state operators who were looking to consistently produce higher-quality crops at scale. The VFUs were designed to line up horizontally in rows, and could be stacked vertically up to three units tall.

The VFUs were designed to work in conjunction with the Agrify Insights™ software. Each VFU sold included a license for Agrify Insights™ and a monthly Software-as-a-Service (“SaaS”) subscription fee was charged per VFU. The VFU could not operate successfully without Agrify Insights™, and we typically charged between $1,500 to $2,400 per VFU sold annually. Agrify Insights™ license agreements were generally for a multi-year term, with an annual auto-renewal.

TTK Solution

The Company’s TTK solution was the industry’s first-of-its-kind program in which the Company engaged with qualified cannabis operators in the early phases of their business plans and provides critical support, typically over a 10-year period, which includes: access to capital for construction costs, the design and build-out of their cultivation and extraction facilities, state-of-the-art cultivation and extraction equipment, subscription to the Company’s Agrify Insights™, process design, training, implementation, proven grow recipes, product formulations, data analytics, and consumer branding. While we have not entered into any new TTK solutions during the fiscal year ended December 31, 2024 and will not in the future, we have previously deployed this program with certain key former customers. The data-driven TTK solution for cultivation solutions enabled our customers to get to market faster by providing them with seamlessly integrated hardware and software offerings as well as access to capital and a wide range of associated services from experts including consulting, training, design, engineering, and construction.

Regulatory Landscape Overview

The regulatory landscape for products infused with hemp-derived delta-9 tetrahydrocannabinol and other psychoactive cannabinoids (collectively “hemp-derived THC”) is a source of material risk for the Company. While the 2018 Farm Bill both defined and legalized hemp under federal law, the subsequent use of hemp to make psychoactive or intoxicating consumer products created an unexpected new market. This market mirrors the state-legal and federally illegal cannabis industry, but without the rigid regulations and heavy tax burdens and without the prohibition on interstate shipping. As the industry expanded, lawmakers at the federal, state, and local levels raised concerns about minors’ easy access to these products, inadequate testing, and the need for regulations governing the manufacturing, marketing, testing, sale, and transportation of hemp products. As a result, to date, several states have passed laws regulating, restricting, or banning hemp-derived THC products. In addition, during each renewal of the 2018 Farm Bill, legislators proposed amendments that would make hemp-derived delta-9 THC products federally illegal. Although these amendments have not passed, the 2018 Farm Bill is set to expire on September 30, 2025, and additional amendments seeking to curtail the hemp industry could be introduced. All of this creates significant uncertainty for Agrify’s business of manufacturing, marketing and selling hemp-derived delta-9 THC products.

Competitive Landscape Overview

The U.S. cannabis and cannabis-related industries are, and are expected to continue to be, competitive. A number of other companies engage in, and may in the future engage in, cannabis-related businesses, operate businesses in competition with us and purchase businesses and assets or make investments that we will also seek to purchase or make. We face and expect to continue to face competition from state-licensed medical and adult-use dispensaries.

Large chain stores, manufacturers, retailers, beverage and other consumer products companies that also recognize the potential for financial success through acquisitions and investment in the hemp-derived beverage industry could strategically acquire competitors or invest in creating their own brands. In doing so, these larger competitors could produce and sell competing products at a lower price and establish a larger brand presence. We may not have the personnel, products, marketing and distribution capabilities, and/or financial resources to compete effectively against such larger competitors.

We also face competition from the illicit market and illegal dispensaries and cultivation operations that are unlicensed, not regulated and that are selling cannabis or hemp products. Any inability or unwillingness of law enforcement authorities to enforce existing laws prohibiting the unlicensed production and sale of cannabis or hemp products could result in increased competition for us.

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

Human Capital Resources

As of March 15, 2025, we had a total of 11 employees, all of whom were employed full-time. None of our employees are subject to collective bargaining agreements. In addition, we rely on a shared services agreement with Green Thumb to provide much of our human capital needs.

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

Additionally, we are a “smaller reporting company” (and may continue to qualify as such even after we no longer qualify as an emerging growth company) and accordingly may provide less public disclosure than larger public companies, including the inclusion of only two years of audited financial statements and only two years of management’s discussion and analysis of financial condition and results of operations disclosure. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge at https://ir.agrify.com/financials-and-filings/sec-filings when such reports are available on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We periodically provide other information for investors on our corporate website, www.agrify.com, and our investor relations website, investor.gnln.com. This includes press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of shareholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

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

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects. We have been in existence since June 2016 and much of our revenue growth occurred during 2021 and 2022, with a decrease of revenues noted in 2023 and 2024. In addition, we have entered into a new line of business following the acquisition of Señorita, which has a limited operating history and have discontinued our Cultivation business. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

●	market acceptance of our current and future products and services;

●	changing regulatory environments and costs associated with compliance, particularly as related to our operations in the cannabis- and hemp-related sectors;

●	our ability to compete with other companies offering similar products and services;

●	our ability to effectively market our products and services and attract new customers;

●	the amount and timing of operating expenses, particularly sales and marketing expenses, related to the maintenance and expansion of our business, operations, and infrastructure;

●	our ability to control costs, including operating expenses;

●	our ability to manage organic growth and growth fueled by acquisitions;

●	public perception and acceptance of cannabis- and hemp-related products and services generally; and

●	general economic conditions and events.

If we do not manage these risks successfully, our business and financial performance will be adversely affected.

We may require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce, or terminate our product manufacturing and development, and other operations.

At December 31, 2024, we had approximately $31.2 million of cash and cash equivalents. Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned. Even if we are able to substantially increase revenue and reduce operational expenditures, we may need to raise additional capital, either through borrowings, private offerings, public offerings, or some type of business combination, such as a merger or buyout, and there can be no assurance that we will be successful in such pursuits. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our investors losing all of their investment in our company.

If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of investors’ shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity, and ability to pay dividends. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

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

There can be no assurance that our current and future strategic alliances or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.

We currently have, and may in the future enter into, additional strategic alliances with third parties that we believe will complement or augment our existing business. In particular, we currently rely on Green Thumb for significant legal, accounting and operational support through a shared services agreement. Our ability to complete strategic alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business and may involve risks that could adversely affect us, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future strategic alliances could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that future strategic alliances will achieve, or that our existing strategic alliances will continue to achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, if at all. Termination of any strategic alliances, including our shared services agreement with Green Thumb, could significantly disrupt our business. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Past and potential future divestitures or other transactions could adversely affect our costs, revenues, profitability and financial position.

In order to position our business to take advantage of particular future growth opportunities and/or consolidate our more capable businesses, we have in the past and may in the future pursue a strategy of focusing on one or more specialized facets of our products and services. These actions may require that we abandon or divest certain assets or businesses that no longer fit within our evolving strategic direction, as we did with the sale of our cultivation business. Abandoning or divesting certain assets or businesses may entail engaging in discussions, evaluating opportunities and entering into agreements, potentially resulting in transactions involving significant risks and uncertainties that could adversely affect our business, results of operations and financial condition. We may not be able to find potential buyers on favorable terms, we may experience disruption to our business and/or we may divert management attention from other business concerns, lose key employees and possibly retain certain liabilities related to these potential transactions.

We have substantial debt and other financial obligations, and we may incur even more debt. Any failure to meet our debt and other financial obligations or maintain compliance with related covenants could harm our business, financial condition, and results of operations.

On November 5, 2024, we issued the Note to the Investor, a subsidiary of Green Thumb for up to $20.0 million in original principal amount, of which $10.0 million has been loaned by the Investor to date. The Note is a secured obligation and ranks senior to all of our current indebtedness. The Note will mature on November 5, 2025 and accrues interest at a rate of 10% per annum.

The Note imposes certain customary affirmative and negative covenants upon us, as well as covenants that restrict us and our subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, and restrict the declaration of any dividends or other distributions, subject to specified exceptions.

If we are not in compliance with certain of these covenants, in addition to other actions the Investor may require, the amounts outstanding under the Note may become immediately due and payable. This immediate payment may negatively impact our financial condition. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future. If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.

Our ability to make scheduled payments on our debt and other financial obligations depends on our financial and operating performance. Our financial and operating performance will continue to be subject to prevailing economic conditions and to financial, business, and other factors, some of which are beyond our control. Failure within any applicable grace or cure periods to make such payments, or comply with any covenant, would create a default under the Notes. Our cash flow and existing capital resources may be insufficient to repay our debt at maturity, in which case we would have to extend such maturity date, or otherwise repay, refinance, and/or restructure the obligations under the Note, including with proceeds from the sale of assets, and additional equity or debt capital. If we are unsuccessful in obtaining such extension, or entering into such repayment, refinance, or restructure prior to maturity, or any other default existed under the Note, the Investor could accelerate the indebtedness under the Note, foreclose against its collateral, or seek other remedies, which would jeopardize our ability to continue our current operations.

We are dependent on key inputs and suppliers; and fluctuations in the cost or availability of materials we use in our products and supply chain could negatively affect our results.

Our business is dependent on a number of key inputs and their related costs, including raw materials, parts and supplies. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers, or be sourced abroad. If a sole source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner, or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Manufacturing delays or unexpected transportation delays, particularly from materials we source abroad, can also cause us to incur significantly increased costs. Any of these fluctuations may increase our cost of products and have an adverse effect on our profit margins, results of operations and financial condition. Any inability to secure required supplies and services, or to do so on appropriate terms, could have a materially adverse impact on our business, prospects, revenue, results of operations and financial condition.

 Our sales are difficult to forecast.

Market data for the industries in which we operate is limited and unreliable. We must rely largely on our own market research to forecast sales, as detailed forecasts are not generally obtainable from other sources. Additionally, any market research and our projections of estimated total retail sales, demographics, demand and similar consumer research, are based on assumptions from limited and unreliable market data and a rapidly evolving market. A failure in the demand for our products to materialize as a result of competition, technological change, failure of states to enforce regulations, state or federal adoption of new regulations or enforcement of regulations previously not enforced, or other factors could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to growth-related risks.

We may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employees and contractors. Our inability to deal with this growth may have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

We rely on third parties for certain products sold to our customers, which could limit our control over the quality of the products.

The products sold by our Señorita business are co-manufactured by third parties. We do not typically have any direct control over these third-party co-manufacturers. These third-party co-manufacturers could experience quality control issues, equipment problems, data loss, and other events relating to the products they produce that could impact the quality of those products. Should the third-party co-manufacturers we rely upon not deliver at standards we expect and desire, acceptance of our products could suffer, which would have an adverse effect on our business and financial performance. Further, we cannot be assured of entering into agreements with such third-party co-manufacturers on economically favorable terms.

We face an inherent risk of product liability and similar claims.

As a producer and distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have failed to meet expected standards or to have caused significant loss or injury. In addition, the sale of our products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products caused injury, illness or death, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. As an agricultural product, the quality of hemp is inherently variable, and consumers may raise claims that our quality control or labeling processes have not sufficiently ensured that our grown and manufactured processes are sufficient to meet expected standards. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally and could have a material adverse effect on our business, results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

Our products may be subject to product recalls.

Manufacturers, distributors and retailers of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of our products or products sold at our retail stores are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, if at all. In addition, a product recall may require significant management attention. There can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if any of our brands were subject to recall, our image and the image of that brand could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on the results of our operations and financial condition. Additionally, product recalls may lead to increased scrutiny of our operations by the FDA, or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

The growth and success of our business depends on the continued contributions of personnel employed by Green Thumb, as well as our ability to attract and retain qualified personnel.

Our growth and success are dependent upon the continued contributions made by our Chairman of the Board and Interim Chief Executive Officer, Benjamin Kovler, and by other individuals who are employees of Green Thumb and who provide services to us under a shared services agreement. We rely on Mr. Kovler’s expertise in business operations and the cannabis and hemp industries when we are developing or acquiring new products and services. If Mr. Kovler cannot serve us or is no longer willing to do so, or if Green Thumb no longer provides personnel support to us under the shared services agreement, we may not be able to find alternatives in a timely manner or at all. This may have a material adverse effect on our business. In addition, our growth and success will depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for experience and qualified talent can be intense. We may not be successful in identifying, attracting, hiring, training and retaining such personnel in the future. If we are unable to hire, assimilate and retain qualified personnel in the future, such inability could adversely affect our operations.

We rely on third parties, including our largest shareholder, to provide numerous capabilities that we depend upon on to operate, and a disruption of these systems could adversely affect our business.

We are dependent on vendors and third-party providers, including the services of the employees of Green Thumb, our largest shareholder, under shared services agreements. A serious disruption to any of these could significantly limit our ability to serve our customers. The failure of one or more such providers to provide the expected services, provide them on a timely basis or provide them at the prices we expect, or otherwise meet our performance standards and expectations (including with respect to data security, compliance and data privacy and protection laws) may adversely affect our business. Further, if we found it necessary to replace any such service provider, disruptions arising from the transition of functions to an alternative provider, or the costs developing our own functions if we were unable to find an alternate provider, may have a material adverse effect on our results of operations or financial condition. Any disruption could cause adversely impact our results of operations and the trading price of our Common Stock.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our ability to compete depends, in part, upon the successful protection of our intellectual property relating to our Señorita product line and our extraction products. We seek to protect our proprietary and intellectual property rights through patent applications, common law copyright and trademark laws, nondisclosure agreements, and non-disclosure provisions within our licensing and distribution arrangements with reputable companies in our target markets. Enforcement of our intellectual property rights would be costly, and there can be no assurance that we will have the resources to undertake all necessary action to protect our intellectual property rights or that we will be successful. Any infringement of our material intellectual property rights could require us to redirect resources to actions necessary to protect same and could distract management from our underlying business operations. An infringement of our material intellectual property rights and resulting actions could adversely affect our operations.

It is possible that, for any of our patents that may issue in the future, our competitors may design their products around our patented technologies. Further, we cannot assure shareholders that other parties will not challenge any patents granted to us, or that courts or regulatory agencies will hold our patents to be valid, enforceable, and/or infringed. We cannot guarantee shareholders that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge or challenges to our patents could result in the unenforceability or invalidity of such patents, or such patents being interpreted narrowly and/or in a manner adverse to our interests. Our ability to establish or maintain a technological or competitive advantage over our competitors and/or market entrants may be diminished because of these uncertainties. For these and other reasons, our intellectual property may not provide us with any competitive advantage.

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

Despite efforts to protect our proprietary rights through intellectual property laws, licenses, and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our technology. Companies frequently enter into litigation based on allegations of infringement, misappropriation, or violations of intellectual property rights or other laws. From time to time, we may face allegations that we have infringed the trademarks, copyrights, patents, trade secrets and other intellectual property rights of third parties, including competitors. If it became necessary for us to resort to litigation to protect these rights, any proceedings could be burdensome, costly and divert the attention of our personnel, and we may not prevail. In addition, any repeal or weakening of laws or enforcement in the U.S. or internationally intended to protect intellectual property rights could make it more difficult for us to adequately protect our intellectual property rights, negatively impacting their value and increasing the cost of enforcing our rights.

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

We may need or may choose to obtain licenses and/or acquire intellectual property rights from third parties in connection with our current or future products and brands. We may fail to obtain any of these licenses or intellectual property rights on commercially reasonable terms. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2024, we had net operating loss (“NOL”) carryforwards for federal and state income tax purposes which may be available to offset taxable income in future years. Approximately $0.7 million of federal NOLs will expire if not utilized by 2036 and approximately $193.0 million of federal NOLs carryforward indefinitely. State net operating loss carryforwards in the amount of $115.8 million begin expiring in 2039 and approximately $12.8 million have an indefinite life. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. The utilization of our NOLs could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code (“IRC” or the “Code”) of 1986, and similar state tax provisions due to ownership change limitations that may have occurred previously or that could occur in the future. In general, under Section 382, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income. As of December 31, 2024, we have not conducted an analysis of an ownership change under Section 382. To the extent that a study is completed, and an ownership change is deemed to occur, in the past or future, our NOLs and any NOLs of companies that we have acquired could be limited to offset any future taxable income.

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

Failure by our co-manufacturers to comply with food safety, environmental or other laws and regulations, or with the specifications and requirements of our products, may disrupt our supply of products and adversely affect our business.

If any of our suppliers or co-manufacturers fail to comply with food safety, environmental, health and safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and our reputation could be harmed. Additionally, our suppliers and co-manufacturers are required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative suppliers or co-manufacturers and we may be subject to lawsuits and/or regulatory enforcement actions related to such non-compliance by the suppliers and co-manufacturers. As a result, our supply of raw materials or finished inventory could be disrupted or our costs could increase, which would adversely affect our business, results of operations and financial condition. The failure of any co-manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, government or third-party actions and economic loss. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of raw materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, financial condition and results of operations.

We may not be able to obtain or maintain necessary permits and authorizations.

We may not be able to obtain or maintain the necessary licenses, permits, certificates, authorizations or accreditations to operate our business, or may only be able to do so at great cost. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the hemp-derived products industry. Failure to comply with or to obtain the necessary licenses, permits, certificates, authorizations or accreditations could result in restrictions on our ability to operate in the hemp-derived products industry, which could have a material adverse effect on our business, financial condition or results of operations.

 We are dependent on the popularity of consumer acceptance of our brand portfolio.

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance of and demand for our products. Acceptance of our products depends on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety and reliability. If customers do not accept our products, or if such products fail to adequately meet customers’ needs and expectations, our ability to continue generating revenues could be reduced. Additional competition and increased product availability may result in competitors undercutting our prices. From time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share, which could materially reduce our revenues.

We are and may continue to be subject to constraints on marketing our products.

States have enacted strict regulations regarding marketing and sales activities on hemp-derived products. There may be restrictions on sales and marketing activities imposed by government regulatory bodies that can hinder the development of our business and operating results. Restrictions may include regulations that specify what, where and to whom product information and descriptions may appear and/or be advertised. Marketing, advertising, packaging and labeling regulations also vary from state to state, potentially limiting the consistency and scale of consumer branding communication and product education efforts. The regulatory environment in the U.S. limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and operating results could be adversely affected.

Our business and asset portfolio are not highly diversified by either industry or geographically. If our business and assets underperform, our business, financial condition and results of operations would be negatively impacted.

Our current business is focused on extraction solutions and hemp-derived THC beverages. While we may purchase other assets and make investments not limited to the cannabis and hemp industries, we intend to maintain and continue to acquire businesses, licenses and assets. Thus, we have, and are expected to have, limited industry diversity as to asset type and revenue generation. Additionally, our hemp-derived beverage business is geographically concentrated in the states in which such products are permitted, and new federal, state or local regulations, interpretations, or enforcement actions could limit our ability to manufacture and sell hemp-derived beverages. This lack of industry and geographic diversification increases the risk associated with the revenue stream we expect to receive from our businesses and assets and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

We face risks related to our products.

We have committed and expect to continue committing significant resources and capital to develop and market existing products and new products and services. These products are relatively untested in the marketplace, and we cannot assure shareholders and investors that we will achieve market acceptance for these products, or other new products and services that we may offer in the future, or that our products that achieve market acceptance will be able to maintain that acceptance over time. Moreover, these and other new products and services may be subject to significant competition with offerings by new and existing competitors in the business. In addition, new products and services may pose a variety of challenges. The failure to successfully develop and market these new products and services could seriously harm our business, prospects, revenue, results of operation and financial condition.

Hemp-derived products that exceed the limits in the Farm Bill are federally illegal. Any products we may produce or license that are intended to be Farm Bill compliant but exceed the limits of psychoactive material allowable under the Farm Bill could subject us to action by regulatory authorities and/or to lawsuits by consumers, which may have a material adverse effect on us and the trading price of our Common Stock.

Risks Relating to our Industry

The 2018 Farm Bill, which federally legalized hemp and hemp products, could be amended to severely restrict or prohibit the Company’s hemp-derived THC products.

The 2018 Farm Bill, which has been extended through September 30, 2025 without modification, legally defined hemp as Cannabis Sativa L. containing less than 0.3% delta-9 THC on a dry weight basis, effectively legalizing hemp in the United States. The 2018 Farm Bill is the legal basis for the Company’s entry into the hemp-derived THC product market. Legislators have proposed various amendments to the 2018 Farm Bill in the past that would restrict the production and sale these products, none of which have passed. The provisions of the 2018 Farm Bill governing hemp must be renewed by Congress and are subject to amendment during this reauthorization process. On November 16, 2023, former President Biden signed into law H.R. 6363 (the Further Continuing Appropriations and Other Extensions Act, 2024) which extended the 2018 Farm Bill through September 30, 2024. While the 2018 Farm Bill expired on September 30, 2024, Congress passed H.R. 9747 on September 25, 2024, which extended federal spending for some of these programs through December 30, 2024. On December 21, 2024, former President Biden signed H.R. 10545 (the American Relief Act), which further extends the 2018 Farm Bill through September 30, 2025, after which it is set to expire. Proposed amendments to the 2018 Farm Bill prior to its expiration could restrict or prohibit altogether the manufacturing and sale of hemp-derived products sold by the Company which would be likely to have a material adverse effect on us and the trading price of our Common Stock.

States are passing their own laws regulating, restricting or prohibiting hemp-derived products, creating a difficult regulatory patchwork within which to operate.

State and local authorities have been active over the last few years implementing their own laws regulating the cultivation, manufacturing, testing, marketing, and sale of both intoxicating and non-intoxicating hemp products. Some states ban these products altogether. Other state laws permit hemp-derived products but impose new regulatory frameworks containing licensing and labeling requirements, age gates, amount and potency restrictions, allowable types of products, and restricting where the products may be sold. The varied state regulatory framework for hemp products poses risks to manufacturing, marketing, selling, and shipping hemp-derived products around the country, whether wholesale or direct to consumers via online or brick and mortar retail locations. Additionally, hemp legislation is pending at the state level around the country, creating additional risk to the sale and transport of products already produced under existing laws. Unforeseen regulatory obstacles or compliance costs related to state laws may hinder the Company’s ability to successfully compete in some markets for such products. Further, states in which the Company currently sells its hemp-derived products could decide in the future to ban these products altogether. If these regulatory changes occurred, the revenue streams we expect to receive from our businesses and assets would be at risk and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Hemp-derived THC products are not permitted under the FDCA.

The Food and Drug Administration (“FDA”) has taken the position that ingestible products over which it has jurisdiction, including foods, beverages, and dietary supplements, that contain cannabinoids such as THC, including hemp-derived delta-9 THC, are not permitted under the Federal Food, Drug, and Cosmetic Act (“FDCA”). The FDA has not evaluated THC, and therefore does not consider it to be GRAS (Generally Recognized as Safe) for use in foods, including beverages. The FDA has also found that because THC is in certain drugs approved by FDA, it cannot be used in foods/beverages or dietary supplements. Accordingly, per the FDA, foods/beverages and dietary supplements containing hemp-derived THC do not comply with the FDCA. FDA enforcement of its position has thus far been minimal and limited to sending warning letters to a relatively small number of companies, primarily those claiming to prevent, diagnose, mitigate, treat, or cure diseases, or who target toward children. The FDA has issued warnings about products that resemble candy or other items appealing to children, emphasizing that such products could pose a risk of unintentional ingestion and potential harm due to the presence of cannabinoids. The FDA may decide in the future to increase enforcement activities, regardless of whether a company has made health claims related to its products or markets to children, which could impact the Company’s offering of hemp-derived THC beverages and materially impact operations and revenue.

The FDA could issue new regulations that prohibit or strictly limit the sale of hemp-derived products.

The FDA has previously declined to issue regulations for the manufacture and sale of hemp-derived products. For example, in 2023, the FDA denied three citizen petitions asking the FDA to conduct rulemaking to allow the marketing of CBD, another hemp-derived cannabinoid, as dietary supplements. In conjunction with these denials, the FDA has publicly stated that a new regulatory pathway should be created by Congress to regulate CBD and other cannabinoid products. The FDA could nevertheless decide to regulate hemp products in the future. New FDA regulations could materially and negatively impact operations and revenue. New FDA regulations could also require financial investment in additional compliance mechanisms which could impact our profitability and the market price for our Common Stock.

Other federal agencies may take enforcement actions against companies selling hemp-derived products.

The Federal Trade Commission (“FTC”) and FDA frequently collaborate on enforcement where their jurisdictions overlap, particularly in regulating the advertising, labeling, and promotion of food, cosmetics, medical devices, and OTC drugs. In the CBD market, the FTC has joined the FDA in issuing warning letters to companies whose advertisements lacked competent and reliable scientific evidence, thereby violating the FTC Act, 15 U.S.C. § 41 et seq. The FTC has also independently issued warning letters to CBD companies for making exaggerated or misleading claims without sufficient scientific backing. While FTC enforcement actions related to CBD were historically limited to warnings, in December 2020, the agency initiated its first formal enforcement action against six CBD companies for allegedly making unsupported health claims, leading to settlement agreements that required them to cease such claims and pay monetary judgments. In 2023 and 2024, the FTC sent cease and desist letters to companies marketing hemp-derived THC products that appealed to children. The regulatory landscape and potential for future FTC enforcement actions could pose an ongoing risk to the Company’s offering of hemp-derived THC products.

In addition, while the Drug Enforcement Agency (“DEA”) has opined that delta-9 THC complies with the Farm Bill, there is no guarantee that it will maintain this position in the future.

Hemp-derived products are federally illegal if they exceed 0.3% delta-9-THC on a dry weight basis.

Hemp-derived products which exceed a delta-9 THC concentration of 0.3% on a dry weight basis are federally illegal under the Controlled Substances Act (the “CSA”). The CSA classifies cannabis as an illegal Schedule I drug, meaning it is considered to have a high potential for abuse and no accepted medical use.

Any failure to keep the delta-9-THC in hemp-derived products below 0.3% on a dry weight basis could subject us to action by regulatory authorities and/or to lawsuits by consumers. In addition, the approval of medical and recreational marijuana by many states has created a situation in which it may be difficult or impossible for regulators and courts to determine whether the delta-9-THC levels reflected in consumers’ blood tests are the result of hemp-derived products or marijuana products. This may result in regulatory actions or lawsuits. Certain hemp-derived products may, over time, gradually increase their delta-9-THC or total THC concentration, and this may ultimately cause such products to exceed the applicable concentration level, making such products illegal in certain jurisdictions. If any of these situations occur, the Company may be subject to regulatory action or lawsuits that could have a material adverse effect on the Company.

The Company is subject to regulations that could impact its ability to sell its product internationally.

The Company currently sells its products in Canada and may conduct sales in other international markets in the future. Doing so would subject the Company to the laws, regulations, and international treaties of the countries where it operates or engages in trade. Failure to adhere to existing or evolving regulations in any jurisdiction could materially impact the Company’s business. There is also a risk that authorities in these jurisdictions may determine that the Company was or is not in compliance with local laws. If its past or present activities are found to violate such regulations, the Company could face enforcement actions, including civil or criminal penalties, fines, damages, operational restrictions or restructuring, asset seizures, and the denial of regulatory approvals.

Third parties with whom we do business may perceive themselves as being exposed to reputational risk because of their relationship with us due to our cannabis and hemp-related business activities and may as a result, refuse to do business with us.

The third parties with whom we do business may perceive that they are exposed to reputational risk because of our cannabis and/or hemp-related business activities. Any third-party service provider could suspend or withdraw its services if it perceives that the potential risks exceed the potential benefits of providing such services to us. Specifically, while we have banking relationships and believe that the services can be procured from other institutions, we may, in the future, have difficulty maintaining existing or securing new bank accounts or clearing services. Our failure to establish or maintain business relationships could have a material adverse effect on our business, financial condition and results of operations.

We face competition from the illicit market as well as larger competitors and licensed medical and adult use cannabis dispensaries.

The U.S. cannabis industry is, and is expected to continue to be, competitive. A number of other companies engage in, and may in the future engage in, cannabis-related businesses, operate businesses in competition with us and purchase businesses and assets or make investments that we will also seek to purchase or make. We face and expect to continue to face competition from state-licensed medical and adult-use dispensaries.

Large chain stores, manufacturers, retailers, beverage and other consumer products companies that also recognize the potential for financial success through acquisitions and investment in the hemp-derived beverage industry could strategically acquire competitors or invest in creating their own brands. In doing so, these larger competitors could produce and sell competing products at a lower price and establish a larger brand presence. We may not have the personnel, products, marketing and distribution capabilities, and/or financial resources to compete effectively against such larger competitors.

We also face competition from the illicit market and illegal dispensaries and cultivation operations that are unlicensed, not regulated and that are selling cannabis or hemp products. Any inability or unwillingness of law enforcement authorities to enforce existing laws prohibiting the unlicensed production and sale of cannabis or hemp products could result in increased competition for us. Any or all these events could have a material adverse effect on our business, financial condition and results of operations.

Inconsistent public opinion and perception of the cannabis and hemp industries may hinder market growth and state regulation, which would adversely impact our growth plans and current operations and result in an adverse effect on our business, financial condition and results of operations.

Public opinion and support for cannabis and hemp-derived products has traditionally been inconsistent and varies from state to state. While public opinion and support appears to be rising generally in the U.S. for legalizing cannabis and loosening limitations of hemp-derived products, it remains a controversial issue subject to differing opinions surrounding the level of legalization. Inconsistent public opinion and perception of cannabis and hemp hinders growth of the cannabis and hemp industries, which could have a material adverse effect on our business plans, financial condition and results of operations.

Consumer perception of our products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis and hemp-derived products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis or hemp markets or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that is perceived as less favorable than, or questions earlier research reports, findings or publicity could have a material adverse effect on the demand for our products. Our dependence upon consumer perceptions means that such adverse reports, whether or not accurate or with merit, could ultimately have a material adverse effect on our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis or hemp-derived products in general, or our products specifically, or associating the consumption of cannabis or hemp-derived products with illness or other negative effects or events, could have such a material adverse effect. A failure or alleged failure of quality control processes and procedures could result in negative consumer perception of our products or legal claims against us. Adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed.

Hemp-derived products may be shown to have negative health and/or safety impacts upon consumers

The health and safety impacts of hemp-derived products have not yet been established via traditional scientific and/or clinical studies. The FDA appears to believe that certain hemp-derived products may have significant adverse health impacts upon human beings, especially in regard to potential liver toxicity or liver damage. If the FDA, scientific research and/or clinical studies ultimately demonstrate negative health and/or safety impacts of hemp-derived products upon consumers, then our business and the trading price of our Common Stock may be materially adversely affected.

We face exposure to fraudulent or illegal activity, and our reputation may be negatively impacted by improper conduct by our business partners, employees or agents.

We face exposure to the risk that employees, independent contractors or consultants may engage in fraudulent or other illegal activities. Misconduct by these parties could be intentional, reckless and/or negligent conduct. There may be disclosure of unauthorized activities that violate government regulations, manufacturing standards, healthcare laws, abuse laws and other financial reporting laws. Further, it may not always be possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent these activities may not always be effective. As a result, we could face potential penalties and litigation.

Furthermore, we cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our employees, agents or business partners, including Green Thumb, in violation of U.S. federal or state or local laws. Any improper acts or allegations could damage our reputation and subject us to civil or criminal investigations and related shareholder lawsuits, could lead to substantial civic and criminal monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees.

We face risks due to industry immaturity or limited comparable, competitive or established industry best practices.

As a relatively new industry, there are relatively few operators in the hemp-derived beverage industry whose business models we can follow or build upon. Similarly, there is no or limited information about comparable companies available for potential investors to review in making a decision about whether to invest in us.

Shareholders and investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies, like us, that are in their early stages. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the operation of our business. We may fail to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our Common Stock to the extent that investors may lose their entire investment.

The cannabis and hemp industries could face strong opposition from other industries

We believe that established businesses in other industries may have a strong economic interest in opposing the development of the cannabis and hemp industries. Cannabis and hemp may be seen by companies in other industries as an attractive alternative to their products, including alcohol, and as an alternative to various commercial pharmaceuticals. Many industries that could view the emerging cannabis and hemp industries as economic threats are well established, with vast economic and federal and state lobbying resources. It is possible that companies within these industries could use their resources to attempt to slow or reverse legislation legalizing cannabis and hemp, and to create negative public perception of legalization of cannabis and hemp. Any inroads these companies make in halting or impeding legislative initiatives that would be beneficial to the cannabis and hemp industries could have a detrimental impact on some of our customers and, in turn, on our operations.

Our business depends in part on client licensing

Our business is partly dependent on certain of our customers obtaining various licenses from various municipalities and state licensing agencies. There can be no assurance that any or all licenses necessary for our customers to operate their businesses will be obtained, retained, or renewed. If a licensing body were to determine that a customer of ours had violated applicable rules and regulations, there is a risk the license granted to that customer could be revoked, which could adversely affect our operations. There can be no assurance that our existing customers will be able to retain their licenses going forward, or that new licenses will be granted to existing and new market entrants.

Banking regulations could limit access to banking services

Since the use of cannabis is illegal under federal law, there is a compelling argument that banks cannot lawfully accept or deposit funds from businesses involved with cannabis. Consequently, businesses involved in the cannabis industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for some of our customers to operate and their reliance on cash can result in a heightened risk of theft, which could harm their businesses and, in turn, harm our business. Although the proposal of the Secure and Fair Enforcement Regulation Banking Act, also referred to as the SAFER Banking Act, would allow banks to work with cannabis businesses and prevent federal banking regulators from intervening or punishing those banks, the legislation still requires the approval of the U.S. House and Senate. There can be no assurance that the SAFER Banking Act or any similar legislation will become law in the U.S. Additionally, most courts have denied cannabis-related businesses bankruptcy protection, thus making it very difficult for lenders to recoup their investments, which may limit the willingness of banks to lend to our customers and to us.

We face risks related to our insurance coverage and uninsurable risks.

Our business is subject to a number of risks and hazards generally, including adverse environmental conditions, accidents, labor disputes, and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability.

Although we intend to continue to maintain insurance to protect against certain risks in such amounts as we consider to be reasonable, our insurance will not cover all the potential risks associated with our operations. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against certain hazards encountered in our operations may not be generally available on acceptable terms. We might also become subject to liability for pollution or other hazards which we may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

We participate in an evolving industry

The cannabis and hemp industries are not yet well-developed, and many aspects of these industries’ development and evolution cannot be accurately predicted. While we have attempted to identify many risks specific to the cannabis and hemp industries, you should carefully consider that there are other risks that cannot be foreseen or are not described in this report, which could materially and adversely affect our business and financial performance. We expect that the cannabis and hemp markets and our business will evolve in ways that are difficult to predict. Our long-term success may depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to successfully adapt to changes in the cannabis and hemp industries, our operations could be adversely affected.

Risks Related to Ownership of our Common Stock

Concentration of ownership may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 36% of our outstanding shares of Common Stock. In particular, Green Thumb beneficially owns approximately 34% of our outstanding shares of Common Stock. As a result, Green Thumb exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our articles of incorporation and approval of significant corporate transactions. Moreover, our bylaws permit stockholders to act by written consent. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders. Conversely, this concentrated control could allow Green Thumb to consummate such transactions that many other shareholders do not support.

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

If we fail to satisfy the rules and continued listing requirements of Nasdaq, such as the requires relating to corporate governance, shareholder approval, shareholders’ equity or our minimum closing bid price, Nasdaq will take steps to delist our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase our common stock when they wish to do so, as well as adversely affect our ability to issue additional securities and obtain additional financing in the future. In the past, we have received deficiency letters relating to our minimum bid price, committee composition, and shareholders’ equity. While we have regained compliance with those requirements, there can be no assurance that we will remain in compliance or that Nasdaq will interpret shareholder approval requirements consistent with our interpretations.

The exercise of all or any number of outstanding warrants or the issuance of stock-based awards may dilute your holding of shares of our Common Stock.

We have issued several securities providing for the right to purchase our common stock. Investors could be subject to increased dilution upon the exercise of our warrants. A total of 7.6 million warrants were issued and outstanding as of March 17, 2025.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to annually furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We may not be able to remediate the material weaknesses that we have identified to date or any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our Common Stock.

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

As described elsewhere in this Report, we have identified the following material weaknesses:

●	lack of technical expertise

●	segregation of duties

●	accounting for complex financial transactions

As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. Our plans currently include rebuilding the internal finance function and engagement of external financial consultants. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our consolidated financial statements are not accurate, investors may not have a complete understanding of our operations and financial position. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock.

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

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such an increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business including agricultural products that are subject to supply shortages resulting from, among other factors, weather conditions and tariffs. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. Substantial increases in the prices for our raw materials increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased prices for our products and services.

 Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation involving intellectual property, data privacy and security, consumer protection, commercial disputes and other matters that may negatively affect our operating results if changes to our business operation are required. Moreover, parties may attempt to file claims against us in connection with lines of business that we have divested, and our ability to recover such amounts through indemnification may be limited. Due to our manufacturing and sale of our products, may also be subject to a variety of claims including product warranty, product liability, and consumer protection claims related to product defects, among other litigation. We may also be subject to claims involving health and safety, hazardous materials usage, other environmental impacts, or service disruptions or failures. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. In addition, insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby adversely affecting our results of operations and resulting in a reduction in the trading price of our stock.

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

In addition, the stock market in general, and the market for cannabis and hemp-related companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

If securities or industry analysts do not publish research or reports about us, our business, or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity

Risk Management

We have implemented practices to assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we rely on various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. We have chosen Microsoft Corporation as our main provider for Cybersecurity and Governance services. Our technology management team assesses risks based on probability and potential impact to key business systems and processes. Risks that are considered high are addressed promptly and documented to be incorporated into our overall risk management program. A mitigation plan is developed for each identified high risk, with progress reported to the technology management team and tracked as part of our overall risk management program overseen by Board and its Audit Committee.

To date, cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations, or financial condition. We do not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which we are aware are reasonably likely to materially affect our Company.

Governance

Our Board oversees our risk management process, including as it pertains to cybersecurity risks, directly and through its committees. The Audit Committee of the board oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. The Audit Committee reviews our cybersecurity risk profile with management on a periodic basis using key performance and/or risk indicators. These key performance indicators are metrics and measurements designed to assess the effectiveness of our cybersecurity program in the prevention, detection, mitigation, and remediation of cybersecurity incidents.

We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents.

Item 2. Properties.

Our corporate headquarters is in Troy, Michigan where we occupy approximately 15,825 square feet of office, warehousing, and light industrial space under a lease that expires in 2026. We lease properties located within various geographic regions in which we conduct business. All of our facilities are leased.

We believe our facilities are adequate for our needs and believe that we should be able to renew any of our existing leases or secure similar property without an adverse impact on our operations.

Item 3. Legal Proceedings.

From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to significant legal proceedings in which we are involved, see the discussion under the caption Legal Matters in Note 18 - Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10K, which information is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Capital Market under the symbol “AGFY.”

Holders of Record

As of March 15, 2025, there were 55 holders of record of our Common Stock. Such numbers do not include beneficial owners holding shares of our Common Stock in nominee or “street” name through various brokerage firms.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Equity Repurchases

None.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2024 that were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

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

Overview

Agrify is a developer of branded innovative solutions for the cannabis and hemp industries. Our Señorita brand offers consumers hemp-derived tetrahydrocannabinol (“THC”) beverages that mirror well-known cocktails like a margarita – in three flavors – classic Lime Jalapeño Margarita, Mango Margarita, and Paloma. for its clean, fresh taste and commitment to high-quality, natural ingredients, Señorita offers a low-sugar, low-calorie alternative to alcoholic beverages and is available at top retailers including Total Wine, ABC Fine Wine & Spirits, and Binny’s in nine U.S. states and Canada, with plans for expansion and future availability in premier on-premises destinations.

In addition to beverages, Agrify has also historically been a leading provider of innovative cultivation and extraction solutions for the cannabis industry. Our comprehensive extraction product line, which includes hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowers producers to maximize the quantity and quality of extract required for premium concentrates. Additionally, prior to its sale on December 31, 2024, our proprietary micro-environment-controlled Agrify Vertical Farming Units (“VFUs”) enabled cultivators to produce high quality products for the cannabis industry.

Agrify was incorporated in the state of Nevada on June 6, 2016, originally incorporated as Agrinamics, Inc. (or “Agrinamics”). On September 16, 2019, Agrinamics amended its articles of incorporation to reflect a name change to Agrify Corporation.

Reverse Stock Splits

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

No fractional shares of common stock were issued as a result of these reverse stock splits. Any fractional shares in connection with these reverse stock splits were rounded up to the nearest whole share and no stockholders received cash in lieu of fractional shares. The reverse stock splits had no impact on the number of shares of common stock that we are authorized to issue pursuant to our articles of incorporation or on the par value per share of the common stock. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise or conversion of our outstanding stock options and warrants, the exercise price or conversion price (as applicable) of our outstanding stock options and warrants, and the number of shares reserved for issuance under our equity incentive plan. All share and per share information included in this Annual Report on Form 10-K has been retroactively adjusted to reflect the impact of these reverse stock splits.

Recent Developments

February 2025 Changes in Directors

On February 5, 2025 the Company announced that Peter Shapiro and Sanjay Tolia were appointed to our Board of Directors (the “Board”) effective January 31, 2025. The Company also announced Richard Drexler’s departure from the Board effective as of January 31, 2025.

Public Offering

On February 27, 2024, we entered into a placement agency agreement with Alexander Capital, LP as placement agent, pursuant to which we agreed to issue and sell an aggregate of 184,000 shares of Common Stock, and, in lieu of Common Stock to certain investors that so chose, Pre-Funded Warrants (“Pre-Funded Warrants”) to purchase 264,245 shares of Common Stock. The public offering price for each share of Common Stock was $5.70, and the offering price for each Pre-Funded Warrant was $5.69, which equals the public offering price per share of the Common Stock, less the $0.001 per share exercise price of each Pre-Funded Warrant. The Offering was made pursuant to a registration statement on Form S-1 that we filed with the SEC on January 26, 2024 and was declared effective on February 14, 2024. Raymond Chang, our former Chairman and Chief Executive Officer, participated in the offering on the same terms as other investors. The net proceeds from the public offering were approximately $2.2 million, after deducting placement agent fees and commissions and expenses. The public offering closed on February 28, 2024.

Debt Modification; Warrant Amendments

On May 21, 2024, we and CP entered into an amendment to the Convertible Note (the “Consolidated Note Amendment”), pursuant to which CP could elect, in lieu of shares of Common Stock issuable upon conversion of the Convertible Note, to instead receive Pre-Funded Warrants. The conversion price applicable to the Pre-Funded Warrants remained unchanged at $21.90. Immediately following the execution of the Consolidated Note Amendment, CP elected to convert $11.5 million of outstanding principal into a Pre-Funded Warrant exercisable at issuance for up to 525,114 shares of Common Stock having a fair value of approximately $2.9 million (the “CP Warrant Conversion”).

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

On June 30, 2024, we executed an amendment to the Pre-Funded Warrants, pursuant to which we revised certain provisions of the Pre-Funded Warrants to (i) remove the adjustment to the exercise price of the Pre-Funded Warrants when there is a bona fide equity financing with the primary purpose of raising capital (the “Adjustment Provisions”) and (ii) increase the threshold for a change of control from 50% to greater than 50%. On August 12, 2024, our stockholders approved a proposal to amend the Pre-Funded Warrants to add the Adjustment Provisions at a future date. Pursuant to that approval, on August 28, 2024, we entered into amendments to the Pre-Funded Warrants to insert the Adjustment Provisions. As a result of the warrant amendments and the subsequent issuance of 189,645 shares of Common Stock to Ionic Ventures, LLC (“Ionic”) at an effective purchase price of approximately $2.109 per share of Common Stock, the number of shares of Common Stock underlying the Pre-Funded Warrant held by CP was adjusted to 5,452,288 and the number of shares of Common Stock underlying the Pre-Funded Warrant held by GIC was adjusted to 1,085,122. On August 30, 2024, CP partially exercised its Pre-Funded Warrant and entities affiliated with Mr. Chang and Ms. Chan received an aggregate of 383,127 shares of Common Stock upon the exercise. On September 27, 2024, we further amended the Pre-Funded Warrants to remove the Adjustment Provisions from each warrant and (ii) preventing the holders from any additional exercise of either of the Pre-Funded Warrants at any time between September 27, 2024 and October 9, 2024.

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

From and after the date the registration statement relating to the resale of the shares sold to Ionic was declared effective, November 5, 2024, we may from time to time on any business day, by written notice delivered by us to Ionic, direct Ionic to purchase between $250,000 and $750,000 of shares of Common Stock on such business day, at a purchase price per share that will be equal to 93% (or 80% if the Common Stock is not then trading on the Nasdaq Capital Market) of the lowest daily VWAP over a specified measurement period beginning after the delivery of the purchase notice, as described further in the Purchase Agreement (each, a “Regular Purchase”). The Purchase Agreement also permitted us to deliver an exemption purchase notice for $400,000 on the date of signing, with the shares so purchased to be delivered following the Commencement Date, and we delivered an exemption purchase notice for $400,000 for the purchase by Ionic of 189,645 shares of Common Stock. On November 5, 2024, we issued 189,645 shares of Common Stock to Ionic. We will control the timing and amount of any sales of Common Stock to Ionic pursuant to the Purchase Agreement. Ionic has no right to require us to sell any shares of Common Stock to Ionic, but Ionic is obligated to make purchases as we direct, subject to certain conditions.

Sale of Cultivation Business

On December 31, 2024, we entered into and closed an Asset Purchase Agreement (the “Cultivation Purchase Agreement”) with CP Acquisitions, LLC (“CP”), an entity affiliated with Raymond Chang, our former Chairman and Chief Executive Officer. Under the Cultivation Purchase Agreement, CP acquired assets from us relating to our VFUs, including the related Agrify total-turnkey (“TTK”) solution assets and Agrify InsightsTM software solutions (collectively the “Cultivation Business”). The aggregate consideration received by us for the sale of the Cultivation Business consisted of the assumption by CP of (i) all of our obligations pursuant to secured indebtedness then due CP with an aggregate amount of principal and accrued interest of approximately $7 million, and (ii) certain other liabilities relating to the Cultivation Business.

Señorita Acquisition

On December 12, 2024, we completed the acquisition of substantially all of the assets of Double or Nothing, LLC (“Double or Nothing”) in connection with its Señorita brand of beverages hemp-derived containing cannabinoids. Under the Purchase Agreement, we acquired the Señorita brand of beverages and related assets from Double or Nothing relating to the portions of its business operating in compliance with Canadian law and under the Agricultural Improvement Act of 2018 (the “2018 Farm Bill”) and applicable state laws.

Private Placement

On November 20, 2024, we raised gross proceeds of approximately $25.9 million in a private placement following the closing of certain securities purchase agreements with institutional investors and other accredited investors. In connection with the private placement, we issued (i) 203,988 shares Common Stock and (ii) pre-funded warrants to purchase up to an aggregate of 949,515 shares of Common Stock at a purchase price per share of Common Stock of $22.30 and a purchase price per pre-funded warrant of $22.2999.

Convertible Note

On November 5, 2024, we issued a Secured Convertible Note (the “Note”) to RSLGH, LLC (the “Investor”), a subsidiary of Green Thumb Industries Inc. (“Green Thumb”). The Note is a secured obligation and ranks senior to all of our indebtedness except for certain indebtedness set forth in the Note. The Note will mature on November 5, 2025 (the “Maturity Date”) and contains a 10.0% annualized interest rate, with interest to be paid on the first calendar day of each September and March while the Note is outstanding, in cash, beginning January 1, 2025. The principal amount of the Note will be payable on the Maturity Date.

2024 Board and Management Changes

Also on November 5, 2024, immediately following the issuance of the Note, Raymond Chang, our prior CEO and Chairman, resigned as a member of the Board and any subsidiaries and as President and Chief Executive Officer of the Company, and I-Tseng Jenny Chan resigned as a member of the Board. Benjamin Kovler, Armon Vakili and Richard Drexler replaced Raymond Chang and I-Tseng Jenny Chan on the Board and Benjamin Kovler assumed the position of Interim CEO.

Effective May 17, 2024, Leonard Sokolow resigned as a member of the Board and its committees. Effective December 3, 2024, Brian Towns resigned from his roles as the Company’s Executive Vice President and General Manager of Extraction Division to pursue other opportunities. On December 31, 2024, in connection with the Cultivation Purchase Agreement, David Kessler ceased serving as the Company’s Chief Science Officer, Executive Vice President and General Manager of Cultivation.

Lines of Business

Hemp-Derived Beverages

The Company acquired the Señorita brand of hemp-derived beverages in November 2024. Señorita was designed and formulated by world-class winemakers Charles Bieler and Joel Gott. Recognizing a growing generational demand for adult beverage alternatives, Bieler and Gott gave the classic margarita a modern twist—replacing alcohol with hemp-derived to create a delightful, hangover-free beverage alternative. Through the use of all-natural, premium ingredients like organic Mexican agave, fresh lime juice and sweet, tangy mango, Señorita quickly gained acclaim, taking home the top spot in The High Times Cannabis Cup just one year after inception. Gott and Bieler continue to collaborate on the brand with Mr. Kovler and the Agrify team.

Señorita currently offers three award-winning flavors – classic Lime Jalapeño Margarita, Paloma, and Mango Margarita. A fourth flavor, low-calorie Ranch Water, is expected to debut in 2025. Señorita’s hemp-derived beverages are currently available at top retailers including Total Wine, ABC Fine Wine & Spirits, and Binny’s in nine U.S. states and Canada. Products are also available for direct-to-consumer purchase where permissible under state law at senoritadrinks.com.

Extraction Solutions

Our extraction equipment and business solutions can be used within indoor processing facilities by fully licensed cannabis and hemp cultivators and processors or in some cases, by individual processors for individual use in compliance with applicable law. We sell our proprietary extraction solutions to independent, licensed cultivators and processing labs.

In light of our increased focus on hemp-derived beverages following the Señorita acquisition, the Board is exploring a variety of alternatives for the extraction business while focusing on optimizing shareholder value creation.

We strategically acquired four of the top brands in the extraction space in late 2021 and early 2022 in Precision Extraction, PurePressure, Lab Society, and Cascade Sciences. These iconic brands encompass everything from hydrocarbon, alcohol, and solventless extraction to distillation and post-processing. Combined, these four acquisitions provide what we believed to be one of the most comprehensive extraction solutions from a single provider. Our extraction brands provide equipment and solutions for extraction, post-processing, and testing for the cannabis and hemp industries. The extraction, post-processing and testing services are complementary and highly attractive areas of the supply chain.

Discontinued Operations

Cultivation Solutions

Prior to its sale on December 31, 2024, we sold proprietary cultivation solutions to independent licensed cultivators. The two primary products we sold were the VFUs and Agrify Insights™ software.

The proprietary VFU technology offered a modular, compartmentalized micro-climate growing system for indoor vertical farming. The VFU system was designed for craft farmers, single-state operators, and multi-state operators who were looking to consistently produce higher-quality crops at scale. The VFUs were designed to line up horizontally in rows, and could be stacked vertically up to three units tall.

The VFUs were designed to work in conjunction with the Agrify Insights™ software. Each VFU sold included a license for Agrify Insights™ and a monthly Software-as-a-Service (“SaaS”) subscription fee was charged per VFU. The VFU could not operate successfully without Agrify Insights™, and we typically charged between $1,500 to $2,400 per VFU sold annually. Agrify Insights™ license agreements were generally for a multi-year term, with an annual auto-renewal.

TTK Solution

The Company’s TTK Solution was the industry’s first-of-its-kind program in which the Company engaged with qualified cannabis operators in the early phases of their business plans and provides critical support, typically over a 10-year period, which includes: access to capital for construction costs, the design and build-out of their cultivation and extraction facilities, state-of-the-art cultivation and extraction equipment, subscription to the Company’s Agrify Insights™, process design, training, implementation, proven grow recipes, product formulations, data analytics, and consumer branding. While we have not entered into any new TTK Solutions since January 1, 2024 and will not in the future, we have previously deployed this program with certain key former customers. The data-driven TTK Solution for cultivation solutions enabled our customers to get to market faster by providing them with seamlessly integrated hardware and software offerings as well as access to capital and a wide range of associated services from experts including consulting, training, design, engineering, and construction.

Note Amendment, Consolidation and Conversion

On January 25, 2024, following stockholder approval at an annual meeting of stockholders on January 8, 2024, we and CP consolidated the outstanding principal and interest due under the junior secured promissory note (the “Junior Secured Note”) to CP and a promissory note with an original principal amount of $35.0 million (the “Exchange Note”) to High Trail Special Situations LLC (the “Original Lender”) into a convertible note (the “Convertible Note”) and amended and restated the Convertible Note (as amended and restated, the “Restated Note”), with an outstanding principal amount of approximately $18.3 million at the time of issuance of the Restated Note. The Restated Note amended the terms of the Convertible Note by, among other things, (i) reducing the conversion price to $1.46 per share of our “Common Stock”), (ii) increasing the beneficial ownership limitation to 49.99% with respect to any individual or group, provided that CP could assign its right to receive shares upon conversion to Raymond Chang, our former Chairman and Chief Executive Officer and/or I-Tseng Jenny Chan, a former member of the Board, or their affiliates, in which case the 49.99% beneficial ownership limitation would have applied to each of them individually, (iii) extending the maturity date to December 31, 2025, (iv) increasing the interest rate from 9% to 10% per annum, (v) increasing the default interest from 15% to 18% per annum, and (vi) providing for the payment of interest every six months, or in lieu of cash interest payments, we could issue shares of our Common Stock as payments-in-kind at a conversion price equal to the higher of (i) $1.46 or (ii) a 20% discount to our trailing seven-day volume weighted average price as of the date of interest payment. Immediately following the execution of the Restated Note, CP immediately elected to convert approximately $3.9 million of outstanding principal into an aggregate of 178,108 shares of Common Stock, and assigned its rights to receive such shares to entities affiliated with Mr. Chang and Ms. Chan. Following the conversion, there was $15.0 million in principal amount outstanding under the Restated Note. In connection with the sale of the Cultivation Business on December 31, 2024, CP assumed all of our obligations under the Restated Note.

Issuance of Junior Note

On August 14, 2024, we issued the 2024 CP Note to CP. Pursuant to the 2024 CP Note, CP would lend up to $1,500,000 to the Company. The 2024 CP Note bore interest at a rate of 10% per annum, would mature in full on July 1, 2025, and could be prepaid without any fee or penalty. The 2024 CP Note was secured by our assets and ranked junior to existing secured indebtedness. The 2024 CP Note could have been converted into Common Stock of the Company or, at CP’s election, Pre-Funded Warrants with an exercise price of $0.001 per share, in each case at a conversion price of $3.9495. In connection with the sale of the Cultivation Business on December 31, 2024, CP assumed all of our obligations under the 2024 CP Note.

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

On August 30, 2024, we entered into an amendment to the Modification Agreement with Mack, which modified the payment terms and VFU purchase requirements under the Modification Agreement. Pursuant to the amendment, we agreed to make payments of $1.0 million prior to October 31, 2024 and an additional $1.0 million prior to December 31, 2024. We also agreed to purchase at least 25 VFUs prior to October 31, 2024 and a further 25 VFUs between November 1, 2024 and December 31, 2024. As a precursor to the sale of the Cultivation Business on December 31, 2024, this agreement was settled on December 16, 2024 and the corresponding warrants issued to Mack were terminated.

Convertible Note Amendment

On October 18, 2024, we entered into an amendment with CP to the 2024 CP Note, pursuant to which the maximum principal sum of the 2024 CP Note was increased from $1,500,000 to $3,000,000. The conversion price applicable to the 2024 CP Note remained unchanged with an exercise price of $0.001 per share, in each case at a conversion price of $3.9495 (as may be adjusted per the 2024 CP Note). In connection with the sale of the Cultivation Business on December 31, 2024, CP assumed all of our obligations under the 2024 CP Note.

Nasdaq Compliance

On January 19, 2023, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the previous 30 consecutive business days, the bid price for our Common Stock had closed below $1.00 per share, which is the minimum closing price required to maintain a continued listing on The Nasdaq Capital Market under the Minimum Bid Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of our Common Stock must be at least $1.00 per share for a minimum of 10 consecutive trading days during this 180-day compliance period, unless the Staff exercises its discretion to extend the minimum trading day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G). On July 19, 2023, we received a notice from Nasdaq confirming our compliance with the minimum bid price rule.

As disclosed in the Current Report on Form 8-K filed on April 17, 2023, the audit committee of our Board (the “Audit Committee”) concluded that, as a result of inadvertent errors in the accounting for warrants previously issued by us, it was appropriate to restate our previously issued unaudited consolidated interim financial statements as of and for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 included in our Quarterly Reports on Form 10-Q for such periods in amended quarterly reports for the affected periods. As a result of such restatements, we were unable to timely file the Forms 10-K and 10-Q with respect to such periods without unreasonable effort or expense. On April 18, 2023, we received a notice from Nasdaq that we were noncompliant with Nasdaq Listing Rule 5250(c)(1) as a result of our failure to file our Annual Report on Form 10-K with the SEC by the required due date.

On May 17, 2023, we received a second notice from Nasdaq that we remained noncompliant with Nasdaq Listing Rule 5250(c)(1) as a result of our failure to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 with the SEC by the required due date.

On August 16, 2023, we received a third notice from Nasdaq that we remained noncompliant with Nasdaq Listing Rule 5250(c)(1) as a result of our failure to file our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 with the SEC by the required filing date. Nasdaq granted us an exception until October 16, 2023, to file the delinquent reports.

On October 17, 2023, we received a Staff Delisting Determination (the “Staff Determination”) from the Listing Qualifications Department of Nasdaq notifying us that we were not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) as a result of its failure to file the delinquent reports in a timely manner.

On November 16, 2023, we received a notice from Nasdaq that we remained noncompliant with Nasdaq Listing Rule 5250(c)(1) as a result of our failure to file our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 with the SEC by the required filing date.

On December 1, 2023, we received a notice from Nasdaq stating that because we reported stockholders’ equity of $(17.17) million in our Quarterly Report on Form 10-Q for the quarter ended March 30, 2023, we were no longer in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Primary Equity Listing Rule”), which requires that listed companies maintain a minimum of $2.5 million in stockholders’ equity. In response, we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”), which stayed any further action by the Listing Qualifications Staff. The hearing was held on January 11, 2024. We arrived at the hearing having previously cured any additional grounds for delisting as a result of delinquent periodic filings during 2023 that were filed prior to the hearing.

On January 30, 2024, we received formal notice that the Panel had granted our request for an exception through April 15, 2024 to evidence compliance with the Primary Equity Listing Rule, which was subsequently extended to May 22, 2024. On May 21, 2024, we regained compliance with the Primary Equity Listing Rule as a result of the amendment and subsequent conversion of certain outstanding indebtedness.

On March 5, 2024, we received a deficiency letter from Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our Common Stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Stock Market under the Minimum Bid Requirement. The compliance period for the Company expired on September 3, 2024.

On September 4, 2024, Nasdaq notified us in writing that we were eligible for an additional 180-day compliance period, or until March 3, 2025, to regain compliance with the Minimum Bid Requirement. On October 8, 2024, we completed a 1-for-15 reverse stock split of our Common Stock, in which each fifteen shares of Common Stock issued and outstanding were combined and converted into one share of Common Stock to regain compliance with the Minimum Bid Requirement. On October 22, 2024, Nasdaq notified us that we had regained compliance with the Minimum Bid Requirement.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions about collection of accounts receivable, the valuation and recognition of stock-based compensation expense, valuation allowance for deferred tax assets, goodwill, impairment of long-lived assets, provision for litigation, inventory reserve, fair value measurements and useful life of fixed assets and intangible assets.

Financial Overview

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include estimates related to accruals, stock-based compensation expense, recoverability of goodwill and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

Warrants

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

The estimated fair value of the warrant liabilities is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values that represent our best estimate. The volatility rate is determined utilizing our own share price and the share price of competitors over time.

Discontinued Operations

On December 31, 2024, we entered into a Purchase Agreement with CP. Under the Purchase Agreement, CP acquired the Cultivation Business assets from us relating to our VFUs, including the related Agrify TTK solution assets and Agrify InsightsTM software solutions. As the sale of the Cultivation Business represented a strategic shift that will have a major effect on our operations and financial results, they have been presented in discontinued operations separate from continuing operations for the years ended December 31, 2024 and 2023 in the Company’s consolidated statements of operations and applicable footnotes in accordance with ASC 205, Presentation of Financial Statements.

Revenue Recognition

Overview

We generate revenue from equipment sales and hemp-derived beverage sales.

In accordance with ASC 606, Revenue Recognition (“ASC 606”), we recognize revenue from contracts with customers using a five-step model, which is described below:

●	identify the customer contract;

●	identify performance obligations that are distinct;

●	determine the transaction price;

●	allocate the transaction price to the distinct performance obligations; and

●	recognize revenue as the performance obligations are satisfied.

Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer. The Company satisfies its performance obligation upon transferring goods or services to a customer and transfers control upon the customer taking possession.

We enter into contracts that may include various combinations of equipment and services, which are generally capable of being distinct and accounted for as separate performance obligations. Contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once we determine the performance obligations, the transaction price is determined, which includes estimating the amount of variable consideration to be included in the transaction price, if any. We then allocate the transaction price to each performance obligation in the contract based on the Standalone Selling Price (“SSP”). The corresponding revenue is recognized as the related performance obligations are satisfied.

Judgment is required to determine the SSP for each distinct performance obligation. We determine SSP based on the price at which the performance obligation is sold separately and the methods of estimating SSP under the guidance of ASC 606. If the SSP is not observable through past transactions, we estimate the SSP, taking into account available information such as market conditions, expected margins, and internally approved pricing guidelines related to the performance obligations. We typically satisfy our performance obligations for equipment sales when equipment is made available for shipment to the customer; for services sales as services are rendered to the customer.

We utilize the cost-plus margin method to determine the SSP for equipment and services. This method is based on the cost of the services from third parties, plus a reasonable markup that we believe is reflective of a market-based reseller margin.

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

In accordance with ASC 606, we are required to include disclosure on our remaining performance obligations as of the end of the current reporting period. Due to the nature of our contracts, these reporting requirements are not applicable. The majority of our remaining contracts meet certain exemptions as defined in ASC 606, including (i) performance obligation is part of a contract that has an original expected duration of one year or less and (ii) the right to invoice practical expedient.

We generally provide a one-year warranty on our products for materials and workmanship but may provide multiple-year warranties as negotiated, and will pass on the warranties from its vendors, if any, which generally covers this one-year period. In accordance with ASC Topic 450, Accounting for Contingencies (“ASC 450”) we accrue for product warranties when the loss is probable and can be reasonably estimated. The reserve for warranty returns is included in accrued expenses and other current liabilities in our consolidated balance sheets.

Business Combinations

We allocated the purchase price of acquired companies to the tangible and intangible assets acquired according to ASC 805, Business Combinations, including in-process research and development assets, and liabilities assumed, based upon their estimated fair values at the acquisition date. These fair values are typically estimated with assistance from independent valuation specialists. The purchase price allocation process requires us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, contractual support obligations assumed, contingent consideration arrangements, and pre-acquisition contingencies.

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

Goodwill

We recognize the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized but is tested for impairment at least annually in the fourth quarter of the year, or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. The Company applies the guidance in ASU 2011-08 Intangibles-Goodwill and Other-Testing Goodwill for Impairment, which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step Zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. A goodwill impairment charge is recorded if the amount by which our carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in our market value as a result of a significant sustained decline in our stock price.

Income Taxes

We account for income taxes pursuant to the provisions of ASC Topic 740, Income Taxes (“ASC 740”) which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

We follow the provisions of ASC 740, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. We believe our tax positions are all highly certain of being upheld upon examination. As such, we have not recorded a liability for unrecognized tax benefits.

We recognize the benefit of a tax position when it is effectively settled. ASC 740, “Basic Recognition Threshold” provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. ASC 740 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority. For tax positions considered effectively settled, we recognize the full amount of the tax benefit.

Accounting for Stock-Based Compensation

We follow the provisions of ASC Topic 718, Compensation - Stock Compensation (“ASC 718”) establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under our Stock Option Plans, as defined in Note 12 – Stockholder’s Equity.

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

As permitted under ASC 718, the Company has made an accounting policy choice to account for forfeitures when they occur.

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

Comparison of Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2024	2023
Revenue	$9,680	$15,142
Cost of goods sold	9,015	11,124
Gross profit	665	4,018

Selling, general and administrative	12,305	16,057
Research and development	743	2,295
Change in contingent consideration	(2,180)	(1,322)
Gain on early termination of lease	(39)	—
Loss on disposal on property and equipment	51	12
Total operating expenses	10,880	17,042
Operating loss from continuing operations	(10,215)	(13,024)
Interest expense, net	(256)	(2,145)
Change in fair value of warrant liabilities	(17,902)	4,695
Loss on extinguishment of long-term debt, net	—	(4,311)
Other income, net	19	1,358
Total other expense, net	(18,139)	(403)
Loss from continuing operations before income taxes	(28,354)	(13,427)
Income tax (expense) benefit	2	(2)
Loss from continuing operations, net of income taxes	(28,352)	(13,429)
Loss from discontinued operations	(1,501)	(5,221)
Loss on disposal of Cultivation business	(11,893)	—
Loss from discontinued operations, net of income taxes	(13,394)	(5,221)
Net loss	(41,746)	(18,650)
Income attributable to non-controlling interest	—	1
Net loss attributable to Agrify Corporation	$(41,746)	$(18,649)
Net loss per share attributable to Common Stockholders – basic and diluted (1)	$(40.92)	$(187.64)
Weighted average common shares outstanding - basic and diluted (1)	1,020,185	99,391

Revenues

We generate revenue from sales extraction equipment and solutions and hemp-derived beverages.

The following table provides a breakdown of our revenue from continuing operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2024	2023	Change	% Change
Ancillary products and services	$55	$444	$(389)	(88)%
Extraction solutions	11,844	15,669	(3,825)	(24)%
Hemp-derived beverages	18	—	18	100%
Sales discounts on extraction solutions	(2,237)	(971)	(1,266)	(130)%
Total revenue	$9,680	$15,142	$(5,462)	(142)%

Revenues decreased by $5.5 million, or 142%, for the year ended December 31, 2024, as compared to the same period in 2023. The comparative decrease in revenue was primarily driven by increased discounting.

Cost of Goods Sold

Cost of goods sold represents a combination of the following: internal and outsourced labor and material costs associated with the assembly of extraction equipment, as well as labor and parts costs associated with the sale or provision of other products and services.

The following table provides a breakdown of our cost of goods sold from continuing operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2024	2023	Change	% Change
Ancillary products and services	$1,804	$2,252	$(448)	(20)%
Extraction solutions	7,123	8,872	(1,749)	(20)%
Hemp-derived beverages	88	—	88	100%
Total cost of goods sold	$9,015	$11,124	$(2,109)	(19)%

Cost of goods sold decreased by $2.1 million, or 19%, for the year ended December 31, 2024, as compared to the same period in 2023. The year-over-year decrease in cost of goods sold was primarily driven by the decline in sales of Extraction solutions and internal and outsourced labor and materials costs for the extraction solutions sales.

Gross Profit

	Year Ended December 31,
(In thousands)	2024	2023	Change	% Change
Gross profit	$665	$4,018	$(3,353)	(83)%

Gross profit totaled $0.7 million, or 7%, of total revenue during the year ended December 31, 2024 compared to a gross profit of $4.0 million, or 27% of total revenue during the year ended December 31, 2023. The comparative $3.4 million year-over-year decrease in gross profit was primarily driven by increased discounting of on hand inventory.

Selling, General and Administrative Expenses

	Year Ended December 31,
(In thousands)	2024	2023	Change	% Change
Selling, general and administrative	$12,305	$16,057	$(3,752)	(23)%

Selling, General and administrative expenses (“SG&A”) consist principally of salaries and related costs for personnel, including stock-based compensation and travel expenses, associated with executive and other administrative functions. Other SG&A expenses include, but are not limited to, professional fees for legal, consulting, depreciation and amortization and accounting services, as well as facility-related costs.

SG&A expenses decreased by $3.8 million, or 23%, for the year ended December 31, 2024, compared to the same period in 2023. The primary drivers of the year-over-year decrease of SG&A expenses were largely attributable to reductions in salaries and related costs of approximately $2.1 million, a decrease in stock-based compensation, of approximately $1.7 million, a decrease in insurance expenses, of approximately $1.5 million, and a decrease in consulting expenses of approximately $0.6 million. These decreases were partially offset by a $1.7 million increase in bad debt expense.

Research and Development

	Year Ended December 31,
(In thousands)	2024	2023	Change	% Change
Research and development	$743	$2,295	$(1,552)	248%

Research and development expenses decreased by $1.6 million, or 248%, for the year ended December 31, 2024, compared to the same period in 2023. The decrease is attributable to the reductions in personnel, consulting services and materials purchased.

Other Expense, Net

	Year Ended December 31,
(In thousands)	2024	2023	Change	% Change
Interest expense, net	$(256)	$(2,145)	$1,889	(88)%
Other income, net	19	1,358	(1,339)	(99)%
Change in fair value of warrant liabilities	(17,902)	4,695	(22,597)	(481)%
Loss on extinguishment of notes payable	—	(4,311)	4,311	(100)%
Total other expense, net	$(18,139)	$(403)	$(17,736)	4401%

Interest expense, net

Interest expense was approximately $0.3 million for the year ended December 31, 2024 compared to interest expense of approximately $2.1 million for the same period in 2023. The significant decrease in our interest expense was primarily driven by the reduction in notes payable due to conversion.

Other income, net

Other income, net decreased by $1.3 million, or (99)%, for the year ended December 31, 2024, compared to the same period in 2023.

Change in fair value of warrant liability

Change in fair value of the warrant liability increased by $22.6 million, or 481%, for the year ended December 31, 2024, compared to the same period in 2023. The increase is related to the measurement of certain warrants upon reclassification to equity.

Loss on extinguishment of notes payable

Change in loss on extinguishment of notes payable decreased by $4.3 million, or 100%, for the year ended December 31, 2024, compared to the same period in 2023. We had no loss on extinguishment of notes payable for the year ended December 31, 2024, compared to a loss of $4.3 million for the same period in 2023.

Income Tax (Expense) Benefit

	Year Ended December 31,
(In thousands)	2024	2023	Change	% Change
Income tax (expense) benefit	$2	$(2)	$—	—%
Effective tax rate	—%	—%

Liquidity and Capital Resources

As of December 31, 2024, our principal sources of liquidity are cash and cash equivalents totaling $31.2 million. Our current working capital needs are to support revenue growth and manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

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

Indebtedness

CP Acquisitions Junior Secured Note

On October 27, 2023, CP, an entity affiliated with and controlled by our former Chief Executive Officer and former member of our Board of Directors, purchased the Exchange Note and the Convertible Note from CP (the “Note Purchase”). As part of the same transaction, we issued the Junior Secured Note to CP. Pursuant to the Junior Secured Note, CP would lend up to $3.0 million to us. The Junior Secured Note bore interest at a rate of 10% per annum, would mature in full on December 31, 2023, and could be prepaid without any fee or penalty. On December 4, 2023, we and CP amended and restated the Junior Secured Note agreement. Pursuant to the terms of the amendment, the maximum principal amount that may be loaned by CP to us was increased to $4.0 million and extended the maturity date thereon to December 31, 2024. On November 30, 2023, CP agreed to forgive $1.0 million of the principal amount outstanding on the Convertible Note.

Consolidated CP Acquisitions Note

On January 25, 2024, we and CP consolidated the outstanding principal and interest due under the Junior Secured Note and the Exchange Note as well as the interest due under the Convertible Note into the Convertible Note (collectively, with the Junior Secured Note and the Exchange Note, the “Consolidated Notes”), and amended and restated the Convertible Note with the Restated Note having a total outstanding principal of $18.3 million. The Restated Note bore interest at a rate of 10% per annum and would have matured in full on December 31, 2025. We could redeem all or a portion not less than $5.0 million of principal at any time at a price equal to 102.5% of the redeemed principal amount plus accrued but unpaid interest. If CP elected to convert the Restated Note, the conversion price per share would be $21.90, subject to customary adjustments for certain corporate events. The conversion of the Restated Note would be subject to certain customary conditions. The Restated Note could not have been converted into shares of Common Stock if such conversion would result in CP and its affiliates owning an aggregate of in excess of 49.99% of the then-outstanding shares of Common Stock. Immediately following the execution of the Restated Note, CP elected to convert approximately $3.9 million of outstanding principal into an aggregate of 178,109 shares of Common Stock.

On May 21, 2024, we and CP entered into the Consolidated Note Amendment, pursuant to which CP could elect, in lieu of shares of Common Stock issuable upon conversion of the Restated Note, to instead receive Pre-Funded Warrants. The conversion price applicable to the Pre-Funded Warrants remained unchanged at $21.90. Immediately following the execution of the Consolidated Note Amendment, CP elected to convert $11.5 million of outstanding principal into the CP Warrant Conversion, exercisable at issuance for up to 525,114 shares of Common Stock having a fair value of approximately $2.9 million. In connection with the sale of the Cultivation Business on December 31, 2024, CP assumed all of our obligations under the Restated Note.

GIC Acquisition Note

On July 12, 2023, our Board approved the issuance of the GIC Note to GIC, an entity that is owned and managed by our former Chairman and Chief Executive Officer. Pursuant to the GIC Note, GIC was obligated to lend us up to $0.5 million, $0.3 million of which was delivered at issuance and the remaining $0.2 million delivered on July 31, 2023. The GIC Note bore interest at a rate of 10% per annum, would mature in full on August 6, 2023, and could be prepaid without any fee or penalty. The GIC Note ranked junior to all existing secured indebtedness. On October 27, 2023, the maturity date of the GIC Note was subsequently amended to December 31, 2024, at which point principal and accrued interest will be repaid in full.

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

CP Promissory Note

On August 14, 2024, we issued a junior secured promissory note (the “2024 CP Note”) to CP. Pursuant to the 2024 CP Note, CP would lend us up to $1,500,000. The 2024 CP Note bore interest at a rate of 10% per annum, would mature in full on July 1, 2025, and could be prepaid without any fee or penalty. The 2024 CP Note was secured by our assets and ranked junior to our existing secured indebtedness. The 2024 CP Note could be converted into Common Stock or, at CP’s election, Pre-Funded Warrants with an exercise price of $0.001 per share, in each case at a conversion price of $3.9495. In connection with the sale of the Cultivation Business on December 31, 2024, CP assumed all of our obligations under the 2024 CP Note.

Investor Convertible Note

On November 5, 2024, we issued the Note to the Investor. The Note is a secured obligation and ranks senior to all indebtedness of the Company except for indebtedness held by Mack, as described in Note 12 – Stockholder’s Equity (Deficit). The Note will mature on November 5, 2025 and has a 10.0% annualized interest rate, with interest to be paid on the first calendar day of each September and March while the Note is outstanding, in cash, beginning January 1, 2025. The principal amount of the Note will be payable on its maturity date. The Note provides for advances of up to $20.0 million in the aggregate, of which $10.0 million was advanced upon issuance. If the Investor elects to convert the Note, the conversion price per share will be $3.158, subject to customary adjustments for certain corporate events. The conversion of the Note will be subject to certain customary conditions and the receipt of stockholder approval to the extent necessary under Nasdaq listing rules.

Summary Statement of Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the years ended December 31, 2024 and 2023:

(In thousands)	December 31, 2024	December 31, 2023
Net cash (used in) provided by:
Operating activities - continuing operations	$(11,583)	$(30,975)
Investing activities- continuing operations	(54)	25,179
Financing activities- continuing operations	42,373	(4,227)
Net increase (decrease) in cash and cash equivalents	$30,736	$(10,023)

Cash Flows from Operating Activities

For the year ended December 31, 2024, our operating cash flows included a net loss of $41.7 million, a $17.9 million change in the fair value of warrant liabilities, $11.9 million related to loss on disposal of the Cultivation Business, $1.4 million of depreciation and amortization, $1.2 million of stock based compensation expense, offset by a decrease of $5.9 million related to gain on settlement of contingent liability, $2.2 million decrease related to accrued acquisition liabilities due to issuance of held-back-shares, change in provision for credit losses of $0.3 million, change in provision for inventory of $0.7, and a gain on early termination of lease of $0.1 million. Net cash was increased by changes in operating assets and liabilities of $7.0 million.

For the year ended December 31, 2023, we incurred a net loss of $18.6 million primarily due to $4.7 million related to the change in fair value of warrant liabilities, $1.9 million of depreciation and amortization, $2.7 million of stock based compensation expense, and $24 thousand of debt issuance costs. Net cash was increased by changes in operating assets and liabilities of $13.7 million.

Cash Flows from Investing Activities

For the year ended December 31, 2024, net cash used in investing activities was approximately $0.1 million, which included cash inflows of $0.3 million from the proceeds from repayment of loan receivable, and cash outflows of $0.4 million related to issuance of loans receivable.

For the year ended December 31, 2023, net cash provided by investing activities was approximately $25.2 million, which included cash inflows of $10.5 million in proceeds from sale of marketable securities and $15.1 million in proceeds from repayment of loan receivable, and cash outflows of $0.6 million related to a certain loan issuance and $0.3 million in purchases of property and equipment.

Cash Flows from Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $42.4 million. Net cash provided by financing activities was primarily driven by proceeds from the issuance Common Stock in connection with private placement of $25.8 million, proceeds from the issuance of related party notes of $14.5 million, proceeds from the issuance of Common Stock pursuant to a registered offering with the U.S. Securities and Exchange Commission and pre-funded warrants offering of $2.1 million, proceeds from the issuance of Common Stock through stock subscription of $0.3 million, offset by payments on insurance financing loans of $0.4 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Interim Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Interim Executive Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Interim Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2024.

During the year ended December 31, 2024, management identified material weaknesses in internal control over financial reporting. These material weaknesses related to the accounting for complex financial transactions, inadequate design of the controls over the preparation of the consolidated financial statements, and insufficient technical accounting resources and lack of segregation of duties. These deficiencies could result in misstatements to our consolidated financial statements that could be material and may not be prevented or detected on a timely basis.

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

Remediation of Material Weakness in Internal Control over Financial Reporting

As of December 31, 2024 and through the date of this filing, we were in varying stages of remediating the current and previously reported material weaknesses in our internal control over financial reporting. During the fiscal year ended December 31, 2024, we have improved our technical accounting resources by hiring outside consultants that have strong technical knowledge in financial reporting and accounting. We are in the process of rebuilding the finance function and have engaged outside consultants to assist. We will need to continue to devote specific attention to these aspects of our internal control environment to ensure that these material weaknesses are fully remediated.

The material weaknesses identified will not be considered fully remediated until the necessary controls and procedures have operated effectively for a sufficient period of time and management has concluded, through testing, that internal controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that may not be prevented or detected on a timely basis or result in a delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could be adversely affected, and we could become subject to litigation or investigations by the Nasdaq Capital Market, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Changes in Internal Control Over Financial Reporting

Other than the changes to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3) The Exhibit Index of this report appears below.

(b)	Exhibits:

Exhibit No.	Description
2.1±	Plan of Merger and Equity Purchase Agreement, dated as of September 29, 2021, among the Registrant, Sinclair Scientific, LLC, Mass2Media, LLC dba PX2 Holdings, LLC, and each of the equity holders of Sinclair Scientific, LLC named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2021
2.2	Amendment to Plan of Merger and Equity Purchase Agreement, dated as of October 1, 2021, between the Registrant and Sinclair Scientific, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2021
2.3±	Membership Interest Purchase Agreement, dated as of December 31, 2021, among the Registrant, PurePressure, LLC, Benjamin Britton as Member Representative, and each of the equity holders of PurePressure, LLC named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2022)
2.4±	Merger Agreement, dated as of February 1, 2022, among the Registrant, LS Holdings Corp., Lab Society NewCo, LLC, Michael S. Maibach Jr. as Owner Representative, and each of the Owners named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2022)
2.5	Asset Purchase Agreement, dated as of December 12, 2024, among the registrant, Double or North LLC, Joel Gott, and Charles Bieler (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2024)
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
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

3.6	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed January 22, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024).
3.7	Articles of Amendment to Articles of Incorporation of Agrify Corporation, filed October 3, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2024).
3.8	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)
3.9	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2024).
3.10	Third Amended and Restated Certificate of Designations of the Series A Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)
4.2	Form of Representative’s Warrant dated February 19, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 2021)
4.3	Form of Representative’s Warrant dated January 27, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)
4.4	Form of Warrant issued to Noteholders (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2021)
4.6	Form of Common Stock Purchase Warrant dated January 28, 2022 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022)
4.7	Form of Senior Secured Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
4.8	Form of Warrant Exchange Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
4.9	Form of Note Exchange Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2022)
4.11	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2022)
4.12	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2023)
4.13	Amendment to Senior Secured Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2023)
4.14	Exchange Warrant, dated October 27, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
4.15	Abeyance Warrant, dated October 27, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
4.16	Common Stock Purchase Warrant, dated October 27, 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
4.17	Amended and Restated Junior Secured Promissory Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
4.18	Junior Secured Promissory Note (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
4.19

Amendment to Junior Secured Promissory Note, dated December 4, 2023, between Agrify Corporation and CP Acquisitions, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023).

4.20	Senior Secured Amended, Restated and Consolidated Convertible Promissory Note dated January 25, 2024 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024).

4.21	Second Amended and Restated Junior Secured Promissory Note dated January 25, 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024).
4.22	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2024).
4.23	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2024).
4.24	Amendment No. 1 to Senior Secured Amended, Restated and Consolidated Convertible Note between Agrify Corporation and CP Acquisitions, LLC (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2024).
4.25	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2024).
4.26	Third Amended and Restated Junior Secured Convertible Promissory Note dated as of May 21, 2024 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2024).
4.27	Amendment to Pre-Funded Comon Stock Purchase Warrant between Agrify Corporation and CP Acquisitions, LLC dated as of June 30, 2024 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2024).
4.28	Amendment to Pre-Funded Comon Stock Purchase Warrant between Agrify Corporation and GIC Acquisitions, LLC dated as of June 30, 2024 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2024).
4.29	Junior Secured Convertible Promissory Note dated as of August 14, 2024 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2024).
4.30	Amendment No. 1 to Junior Secured Convertible Promissory Note, dated as of October 18, 2024 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2024).
4.31	Secured Amended, Restated and Consolidated Convertible Note (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2024).
4.32	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2024).
4.33	Pre-Funded Warrant dated December 12, 2024 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2024).
10.1	Operating Agreement of Agrify-Valiant, LLC dated December 8, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.2	Distribution Agreement dated June 7, 2019 between the Registrant and Bluezone Products, Inc.± (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.3	Distribution Agreement dated March 9, 2020 between the Registrant and Enozo Technologies Inc.± (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.4	Purchase Agreement dated as of July 28, 2020 between the Registrant and 4D Bios Inc.± (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)

10.5†	Employment Agreement dated as of January 4, 2021 between the Registrant and Raymond Chang (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2021)
10.6†	2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.7	Intellectual Property Assignment and Transfer Agreement by and among the Registrant, Agrify Brands, LLC and The Holden Company effective as of January 1, 2020 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.8	Supply Agreement by and among the Registrant and Mack Molding Co. dated December 7, 2020 ± (incorporated by reference to Exhibit 10.15 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
10.9	Amended and Restated Operating Agreement of Agrify Brands, LLC effective as of August 12, 2020 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.10	Form of Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 2021)
10.11†	Employment Agreement, dated as of November 10, 2021, between the Registrant and Timothy Oakes † (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2021)
10.12±	Form of Securities Purchase Agreement, dated as of January 25, 2022, between the Registrant and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022
10.13±	Form of Securities Purchase Agreement, dated as of March 14, 2022, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2022)
10.14†	Agrify Corporation 2022 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 29, 2022)
10.15†	Agrify Corporation 2022 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 29, 2022)
10.16†	Separation Agreement of Thomas Massie, dated as of July 8, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
10.17†	Employment Agreement, dated as of July 14, 2022, between the Registrant and Stuart Wilcox (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
10.18±	Exchange Agreement, dated as of August 18, 2022, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
10.19±	Equity Distribution Agreement, dated as of October 18, 2022, between the Registrant and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2022).
10.20†	Employment Agreement, dated as of July 25, 2022, between the Registrant and Timothy Hayden (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2023)
10.21±	Exchange Agreement, dated as of March 8, 2023, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2023)
10.22	Company and Investor Acknowledgment, dated as of October 27, 2023, between the Registrant and CP acquisitions LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
10.23	Letter Agreement, dated as of October 27, 2023, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
10.24±	Modification Agreement, effective as of October 18, 2023, between the Registrant and Mack Molding Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
10.25±	Purchase Agreement, dated as of August 28, 2024, by and between Agrify Corporation and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2024)

10.26	Registration Rights Agreement, dated as of August 28, 2024, by and between Agrify Corporation and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2024)
10.27	Amendment to Pre-Funded Common Stock Purchase Warrant, dated as of August 28, 2024, by and between Agrify Corporation and CP Acquisitions, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2024)
10.28	Amendment to Pre-Funded Common Stock Purchase Warrant, dated as of August 28, 2024, by and between Agrify Corporation and GIC Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2024)
10.29	First Amendment to Modification and Settlement Agreement, dated as of August 30, 2024, by and between Agrify Corporation and Mack Molding Company. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2024)
10.30	Amendment to Pre-Funded Common Stock Purchase Warrant, dated as of September 27, 2024, by and between Agrify Corporation and CP Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2024)
10.31	Amendment to Pre-Funded Common Stock Purchase Warrant, dated as of September 27, 2024, by and between Agrify Corporation and GIC Acquisition LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2024)
10.32	Severance Agreement, dated November 5, 2024, between Agrify Corporation and Raymond Chang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2024)
10.33	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2024)
10.34	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2024)
14.1	Code of Ethics of Agrify Corporation Applicable To Directors, Officers And Employees (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
16.1	Letter from MATSUURA regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2024).
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Agrify Corporation Clawback policy (incorporated by reference to Exhibit 97.1 to the Registration’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 4, 2024, as amended on April 29, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

±	Certain information has been omitted from this exhibit in reliance upon Item 601(a)(5) of Regulation S-K.

†	Indicates a management contract, compensatory plan, or arrangement.

#	Certain confidential portions of this exhibit were omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K because the identified confidential portions (i) are not material and (ii) are customarily and actually treated as private or confidential by the Company.

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRIFY CORPORATION

Date: March 21, 2025	By:	/s/ Benjamin Kovler
Benjamin Kovler
Chairman and Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Benjamin Kovler	Chairman and Interim Chief Executive Officer and Director	March 21, 2025
Benjamin Kovler	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Krishnan Varier	Director	March 21, 2025
Krishnan Varier

/s/ Timothy Mahoney	Director	March 21, 2025
Timothy Mahoney

/s/ Max Holtzman	Director	March 21, 2025
Max Holtzman

/s/ Armon Vakili	Director	March 21, 2025
Armon Vakili

/s/ Peter Shapiro	Director	March 21, 2025
Peter Shapiro

/s/ Sanjay Tolia	Director	March 21, 2025
Sanjay Tolia

Date: March 21, 2025

AGRIFY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Agrify Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Agrify Corporation (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of December 31, 2023, before the retrospective adjustments described in Notes 1 and 6, were audited by other auditors whose report, dated April 15, 2024, expressed an unqualified opinion on those statements. We have audited those retrospective adjustments to the 2023 consolidated financial statements, as reported in the financial statements as of and for the year ended December 31, 2024, related to discontinued operations as described in Notes 1 and 6. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures related to the Company’s 2023 consolidated financial statements other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GuzmanGray

We have served as the Company’s auditor since 2024.

Costa Mesa, California

March 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Agrify Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited, before the effects of the discontinued operations discussed in Note 1 and Note 6, the accompanying consolidated balance sheet of Agrify Corporation and Subsidiaries (the “Company”) as of December 31, 2023 and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, before the effects of the discontinued operations discussed in Note 1 and Note 6, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the effects of the discontinued operations discussed in Note 1 and Note 6 to the consolidated financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We served as the Company’s auditor from 2019 through 2024.

April 15, 2024

Item 1. Financial Statements

AGRIFY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$31,170	$434
Accounts receivable, net of allowance for credit losses of $1,702 and $1,766 at December 31, 2024 and 2023, respectively	348	855
Inventory, net	1,579	4,976
Prepaid expenses and other current assets	1,597	1,890
Current assets of discontinued operations	—	15,854
Total current assets	34,694	24,009
Property and equipment, net	186	595
Operating lease right-of-use assets	504	520
Goodwill	9,713	—
Intangible assets	8,900	—
Other non-current assets	25	28
Non-current assets of discontinued operations	—	20,118
Total assets	$54,022	$45,270
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,074	$4,388
Accrued expenses and other current liabilities	9,297	8,259
Operating lease liabilities, current	261	207
Long-term debt, current	522	766
Related party debt, current	10,000	4,444
Contract liabilities	2,525	3,008
Current liabilities of discontinued operations	—	20,177
Total current liabilities	24,679	41,249
Warrant liabilities	996	1,290
Operating lease liabilities, net of current	257	331
Long-term debt, net of current	1	16,047
Non-current liabilities of discontinued operations	—	1,063
Total liabilities	25,933	59,980

Commitments and contingencies (Note 18)

Stockholders’ equity (deficit):
Common Stock, $0.001 par value per share, 35,000,000 and 10,000,000 shares authorized at December 31, 2024 and 2023, respectively,1,952,032 and 113,416 shares issued and outstanding at December 31, 2024 and 2023, respectively (1)	2	—
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	335,400	250,857
Accumulated deficit	(307,543)	(265,797)
Total stockholders’ equity (deficit) attributable to Agrify Corporation	27,859	(14,940)
Non-controlling interests	230	230
Total stockholders’ equity (deficit)	28,089	(14,710)
Total liabilities and stockholders’ equity (deficit)	$54,022	$45,270

(1)	Periods presented have been adjusted to retroactively reflect the 1-for-20 reverse stock split on July 5, 2023, and for the 1-for-15 reverse stock split on October 8, 2024. Additional information regarding the reverse stock splits may be found in Note 1 - Overview, Basis of Presentation, and Significant Accounting Policies, included in the notes to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue	$9,680	$15,142
Cost of goods sold	9,015	11,124
Gross profit	665	4,018

Selling, general and administrative	12,305	16,057
Research and development	743	2,295
Change in contingent consideration	(2,180)	(1,322)
Gain on early termination of lease	(39)	—
Loss on disposal on property and equipment	51	12
Total operating expenses	10,880	17,042
Operating loss from continuing operations	(10,215)	(13,024)

Interest expense, net	(256)	(2,145)
Change in fair value of warrant liabilities	(17,902)	4,695
Loss on extinguishment of long-term debt, net	—	(4,311)
Other income, net	19	1,358
Total other expense, net	(18,139)	(403)

Loss from continuing operations before income taxes	(28,354)	(13,427)
Income tax (expense) benefit	2	(2)
Loss from continuing operations, net of income taxes	(28,352)	(13,429)

Loss from discontinued operations	(1,501)	(5,221)
Loss on disposal of Cultivation business	(11,893)	—
Income tax effect on discontinued operations	—	—
Loss from discontinued operations, net of income taxes	(13,394)	(5,221)

Net loss	(41,746)	(18,650)
Income attributable to non-controlling interest	—	1
Net loss attributable to Agrify Corporation	$(41,746)	$(18,649)

Net loss per share:
Basic and diluted
Continuing operations	$(27.79)	$(135.11)
Discontinued operations	$(13.13)	$(52.53)
Net loss per share attributable to Common Stockholders – basic and diluted (1)	$(40.92)	$(187.64)

Weighted average common shares outstanding - basic and diluted (1)	1,020,185	99,391

(1)	Periods presented have been adjusted to retroactively reflect the 1-for-20 reverse stock split on July 5, 2023, and for the 1-for-15 reverse stock split on October 8, 2024. Additional information regarding reverse stock splits may be found in Note 1 - Overview, Basis of Presentation, and Significant Accounting Policies, included elsewhere in the notes to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

	Common Stock		Preferred Stock		Preferred A Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity (Deficit) attributable	Non- Controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	to Agrify	Interests	(Deficit)
Balance at January 1, 2023	69,220	$—	—	$—	—	$—	$237,876	$(247,148)	$(9,272)	$231	$(9,041)
Stock-based compensation	—	—	—	—	—	—	2,662	—	2,662	—	2,662
Issuance of Common Stock through an “at the market” offering, net of fees	21,539	—	—	—	—	—	1,545	—	1,545	—	1,545
Issuance of held-back shares to Lab Society	33	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock to Pure Pressure	24	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	1	—	—	—	—	—	—	—	—	—	—
Exercise of prefunded warrants in private placement	5,664	—	—	—	—	—	—	—	—	—	—
Issuance of equity classified warrants	—	—	—	—	—	—	1,554	—	1,554	—	1,554
Exchange of private placement debt into equity classified warrants	—	—	—	—	—	—	3,877	—	3,877	—	3,877
Conversion of Exchange Note	4,638	—	—	—	—	—	2,146	—	2,146	—	2,146
Conversion of Convertible Note	10,241	—	—	—	—	—	1,172	—	1,172	—	1,172
Proceeds from Employee Stock Purchase Plan Shares	167	—	—	—	—	—	25	—	25	—	25
Reverse stock split fractional share settlement	1,889	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(18,649)	(18,649)	(1)	(18,650)
Balance December 31, 2023	113,416	$—	—	$—	—	$—	$250,857	$(265,797)	$(14,940)	$230	$(14,710)

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Preferred Stock		Preferred A Stock		Additional Paid-in-	Accumulated	Total Stockholders’ Equity (Deficit) attributable	Non- Controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	to Agrify	Interests	(Deficit)
Balance at January 1, 2024	113,416	$—	—	$—	—	$—	$250,857	$(265,797)	$(14,940)	$230	$(14,710)
Stock-based compensation	—	—	—	—	—	—	1,165	—	1,165	—	1,165
Issuance of Common Stock and Pre-Funded Warrants through public offering	184,000	—	—	—	—	—	2,123	—	2,123	—	2,123
Issuance of held-back shares from Sinclair acquisition	39	—	—	—	—	—	—	—	—	—	—
Cashless exercise of High Trail Warrants	208,814	—	—	—	—	—	—	—	—	—	—
Issuance of vested RSUs, net of shares held back to offset tax	71	—	—	—	—	—	—	—	—	—	—
Exercise of Pre-Funded Warrants	647,373	—	—	—	—	—	1,355	—	1,355	—	1,355
Issuance of common shares (IONIC Stock Subscription Payable)	189,645	—	—	—	—	—	345	—	345	—	345
Exercise of liability classified warrants, net of forfeitures	52,681	—	—	—	—	—	1,680	—	1,680	—	1,680
Exercise of Placement Agent Warrants	4,482	—	—	—	—	—	26	—	26	—	26
Issuance of Common Stock in connection with private placement, net	203,988	1	—	—	—	—	25,792	—	25,793	—	25,793
Senorita Acquisition	97,300	—	—	—	—	—	18,836	—	18,836	—	18,836
Issuance of vested RSUs	72,397	—	—	—	—	—	—	—	—	—	—
Stock split share adjustment	(283)	1	—	—	—	—	(1)	—	—	—	—
Deemed Contribution from troubled debt restructuring with related party	—	—	—	—	—	—	676	—	676	—	676
Issuance of equity classified Pre-Funded Warrants	—	—	—	—	—	—	6,791	—	6,791	—	6,791
Excess of related party debt and Pre-Funded Warrants conversion	—	—	—	—	—	—	10,044	—	10,044	—	10,044
Conversion of related party debt into Pre-Funded Warrants	—	—	—	—	—	—	13,980	—	13,980	—	13,980
Conversion of Convertible Note	178,109	—	—	—	—	—	1,731	—	1,731	—	1,731
Net loss	—	—	—	—	—	—	—	(41,746)	(41,746)	—	(41,746)
Balance December 31, 2024	1,952,032	$2	—	$—	—	$—	$335,400	$(307,543)	$27,859	$230	$28,089

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss attributable to Agrify Corporation	$(41,746)	$(18,649)
Adjustments to reconcile net loss attributable to Agrify Corporation to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,421	1,896
Amortization of debt premium	(47)	(109)
Amortization of debt issuance costs	—	24
Stock-based compensation expense	1,165	2,662
Change in fair value of warrant liabilities	17,902	(4,695)
Loss on extinguishment of long-term debt, net	—	4,311
Change in provision for credit losses, net	(336)	(15,261)
Change in provision for inventory	(747)	(14,823)
Loss on abandonment of CIP projects	31	—
(Gain) loss on disposal of property and equipment	14	(63)
Gain on early termination of lease	(50)	—
Gain on settlement of contingent liability	(5,935)	—
Loss on disposal of Cultivation business	11,893	—
Change in contingent consideration	(2,180)	—
Income attributable to non-controlling interests	—	(1)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	646	1,347
Inventory	8,341	17,158
Prepaid expenses and other current assets	1,872	(566)
Operating lease right-of-use assets	528	954
Other non-current assets	46	170
Accounts payable	(4,562)	108
Accrued expenses and other current liabilities	1,258	(4,473)
Operating lease liabilities	(519)	(872)
Contract liabilities	(578)	(93)
Net cash and cash equivalents used in operating activities	(11,583)	(30,975)

Cash flows from investing activities:
Purchases of property and equipment	(4)	(59)
Proceeds from disposal of property and equipment	20	311
Proceeds from sale of marketable securities	—	10,461
Issuance of loans receivable	(400)	(591)
Proceeds from repayment of loan receivable	330	15,057
Net cash and cash equivalents (used in) provided by investing activities	(54)	25,179

Cash flows from financing activities:
Proceeds from issuance of Common Stock through an S-1 and Pre-Funded Warrants offering	2,123	—
Proceeds from issuance of Common Stock through an “at the market” offering, net of fees	—	1,545
Proceeds from issuance of Common Stock through IONIC Stock Subscription	345	—
Proceeds from the issuance of Common Stock in connection with private placement, net	25,793	—
Proceeds from Employee Stock Purchase Plan Shares	—	25
Proceeds from exercise of Pre-Funded Warrants	36	—
Proceeds from issuance of warrants in settlement agreement	—	1,554
Proceeds from issuance of related party notes	14,453	4,444
Repayments of notes payable, other	—	(71)
Repayment of debt in private placement	—	(10,307)
Payments on other financing loans	—	(5)
Payments on insurance financing loans	(377)	(1,332)
Payments of financing leases	—	(80)
Net cash and cash equivalents provided by (used in) financing activities continuing operations	42,373	(4,227)
Net increase (decrease) in cash and cash equivalents	30,736	(10,023)
Cash and cash equivalents at the beginning of period	434	10,457
Cash and cash equivalents of discontinued operations, beginning of period	—	—
Cash and cash equivalents of discontinued operations, end of period	—	—
Cash and cash equivalents at the end of period	$31,170	$434

Supplemental disclosures
Cash paid for interest	$—	$76
Supplemental disclosure of non-cash investing and financing activities
Fair value of warrants in connection with reclassification and issuance	$6,791	$5,432
Financing of prepaid insurance	$14	$1,694
Cashless exercise of liability classified warrants	$1,680	$—
Conversion of related party debt to equity	$10,044	$—
Transfer of property and equipment to inventory	$—	$33
Conversion of liability classified pre-funded warrants to equity	$20,771	$—
Deemed contribution from troubled debt restructuring with related party	$676	$—
Stock and warrants issued in connection with business combination	$18,836	$—
Conversion of convertible notes into equity	$1,731	$3,306

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Overview, Basis of Presentation and Significant Accounting Policies

Description of Business

Agrify is a developer of branded innovative solutions for the cannabis and hemp industries. Our Señorita brand offers consumers hemp-derived tetrahydrocannabinol (“THC”) beverages that mirror well-known cocktails like a margarita – in three flavors – classic Lime Jalapeño Margarita, Mango Margarita, and Paloma. Known for its clean, fresh taste and commitment to high-quality, natural ingredients, Señorita offers a low-sugar, low-calorie alternative to alcoholic beverages and is available at top retailers including Total Wine, ABC Fine Wine & Spirits, and Binny’s in nine U.S. states and Canada, with plans for expansion and future availability in premier on-premises destinations.

In addition to beverages, Agrify has also historically been a leading provider of innovative cultivation and extraction solutions for the cannabis industry. The Company’s comprehensive extraction product line, which includes hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowers producers to maximize the quantity and quality of extract required for premium concentrates. Additionally, prior to its sale on December 31, 2024, our proprietary micro-environment-controlled Agrify Vertical Farming Units (“VFUs”) enabled cultivators to produce high quality products for the cannabis industry.

The Company was formed in the State of Nevada on June 6, 2016 as Agrinamics, Inc., and subsequently changed its name to Agrify Corporation. The Company is sometimes referred to herein by the words “we,” “us,” “our,” and similar terminology.

The Company has ten wholly-owned consolidated subsidiaries, which are collectively referred to as the “Subsidiaries” and the Company also has ownership interests in certain companies.

On December 12, 2024, the Company acquired certain assets from Double or Nothing, LLC (“Double or Nothing”), the owner and creator of the Señorita brand of hemp-derived drinks as part of the Company’s strategic plan to reposition itself as a distributor of hemp-derived beverages (and similar products).

On December 31, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with CP Acquisitions, LLC (“CP”), an entity affiliated with Raymond Chang, the Company’s former Chairman and Chief Executive Officer. Under the Purchase Agreement, CP acquired assets from the Company relating to the Company’s Vertical Farming Units (“VFUs”), including the related Agrify total-turnkey (“TTK”) solution assets and Agrify InsightsTM software solutions (collectively the “Cultivation Business”). The sale of the Cultivation Business occurred following signing on December 31, 2024. The results of the Cultivation Business is presented as discontinued operations in the Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Cultivation Business to discontinued operations in the Consolidated Balance Sheet as of December 31, 2023. For further discussion on the discontinued operations, refer to Note 6.

Reverse Stock Splits

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nasdaq Deficiency Notice

On January 19, 2023, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that, for the previous 30 consecutive business days, the bid price for its Common Stock had closed below $1.00 per share, which is the minimum closing price required to maintain a continued listing on The Nasdaq Capital Market under the Minimum Bid Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of the Company’s Common Stock must be at least $1.00 per share for a minimum of 10 consecutive trading days during this 180-day compliance period, unless the Staff exercises its discretion to extend the minimum trading day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G). On July 19, 2023, the Company received a notice from Nasdaq confirming its compliance with the minimum bid price rule.

As disclosed in the Current Report on Form 8-K filed on April 17, 2023, the audit committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) concluded that, as a result of inadvertent errors in the accounting for warrants previously issued by the Company, it was appropriate to restate the Company’s previously issued unaudited consolidated interim financial statements as of and for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 included in the Company’s Quarterly Reports on Form 10-Q for such periods in amended quarterly reports for the affected periods. As a result of such restatements, the Company was unable to timely file the 2022 Form 10-K, the First Quarter 2023 Form 10-Q and the Second Quarter 2023 Form 10-Q without unreasonable effort or expense.

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

On October 17, 2023, the Company received a Staff Delisting Determination (the “Staff Determination”) from the Listing Qualifications Department of Nasdaq notifying the Company that it was not in compliance with Nasdaq’s continued listing requirements under the Listing Rule as a result of its failure to file the First Quarter Form 10-Q, the Second Quarter Form 10-Q and the Form 10-K for 2023 (collectively, the “Delinquent Reports”) in a timely manner.

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

On December 1, 2023, the Company received a notice from Nasdaq stating that because the Company reported stockholders’ equity of $(17.17) million in its Form 10-Q for the quarter ended March 30, 2023, the Company was no longer in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Primary Equity Listing Rule”), which requires that listed companies maintain a minimum of $2.5 million in stockholders’ equity. In response, the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”), which stayed any further action by the Listing Qualifications Staff. The hearing was held on January 11, 2024. The Company arrived at the hearing having previously cured any additional grounds for delisting as a result of delinquent periodic filings during 2023 that were filed prior to the hearing.

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation and Principles of Consolidation

Accounting for Wholly-Owned Subsidiaries

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Agrify Corporation and its wholly-owned subsidiaries, as described above, in accordance with the provisions required by the Consolidation Topic 810 (“ASC 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Company includes results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances are eliminated.

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

Based on the Company’s analysis of this entity, the Company has determined that Agrify Brands is a VIE, and that the Company is the primary beneficiary. While the Company owns 75% of Agrify Brand’s equity interests, the remaining equity interests in Agrify Brands are owned by unrelated third parties, and the agreement with these third parties provides the Company with greater voting power as the majority owner. Accordingly, the Company consolidates its interest in the financial statements of Agrify Brands under the VIE rules and reflects the third parties’ interests in the condensed consolidated financial statements as a non-controlling interest. The Company records this non-controlling interest at its initial fair value, adjusting the basis prospectively for the third parties’ share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holders based on its economic ownership percentage.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates estimates, which include estimates related to accruals, stock-based compensation expense, reported amounts of revenues during the reported period, fair value of warrant liabilities, sales tax liabilities, valuation of deferred tax assets, net realizable value of inventory and collectability of trade accounts, intangible assets, goodwill, and litigation. The Company bases their estimates on historical experience and other market-specific or other relevant assumptions that they believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

The Company regularly evaluates its assets, including asset groups or reporting units, for impairment in accordance with GAAP. The Company is aware of the impact that prolonged net losses can have on the fair value of underlying assets and the overall company. The Company is committed to ensuring that the carrying amounts of its assets are appropriately assessed and adjusted for any impairment, reflecting a true and fair view of its financial position.

Reclassifications

The Company effected a 1-for-20 reverse stock split of its Common Stock on July 5, 2023 and a 1-for-15 reverse stock split of its Common Stock on October 8, 2024. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented unless otherwise indicated. The shares of Common Stock retained a par value of $0.001 per share. Accordingly, the Stockholders’ equity (deficit) section of the consolidated balance sheets reflects the reverse stock split by reclassifying from “Common Stock” to “Additional paid-in capital” an amount equal to the par value of the decreased shares resulting from the reverse stock split.

Certain amounts in the consolidated financial statements related to the prior years have been reclassified to conform to the current year’s presentation.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operations

On December 31, 2024, the Company entered into and closed a Purchase Agreement with CP. Under the Purchase Agreement, CP acquired assets from the Company relating to the Cultivation Business.

As the sale of the Cultivation Business represented a strategic shift that will have a major effect on the Company’s operations and financial results, they have been presented in discontinued operations in accordance with ASC 205, Presentation of Financial Statements, separate from continuing operations for the years ended December 31, 2024 and 2023, as applicable. For further discussion, refer to Note 6.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash and deposits with maturities of three months or less as of December 31, 2024 and December 31, 2023. All cash equivalents are carried at cost, which approximates fair value.

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

Accounts Receivable, Net

Accounts receivable, net, primarily consists of amounts for goods and services that are billed and currently due from customers. In accordance with the current expect credited loss (“CECL”) impairment model under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), accounts receivable balances are presented net of an allowance for credit losses, which are an estimate of billed or borrowed amounts that may not be collectible. In determining the amount of the allowance at each reporting date, management makes judgments about general economic conditions, historical write-off experience, and any specific risks identified in customer or borrower collection matters, including the aging of unpaid accounts receivable and changes in customer or borrower financial conditions. Accounts receivable balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for credit losses are recorded as general and administrative expenses in the consolidated statements of operations.

Concentration of Credit Risk and Significant Customer

Financial instruments that potentially subject the Company to a concentration of credit risk primarily consist of cash, cash equivalents, marketable securities, and accounts receivable. Cash equivalents primarily consist of money market funds with original maturities of three months or less, which are invested primarily with U.S. financial institutions. Cash deposits with financial institutions generally exceed federally insured limits. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.

The tables below show customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented.

For the years ended December 31, 2024 and 2023, the Company did not have any customers that accounted for 10% or more of total revenue.

As of December 31, 2024 and 2023, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

	2024		2023
(In thousands)	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Company Customer Number – 15095	*	*	$712	62.0%
Company Customer Number – 10888	$173	54.4%	$251	21.8%
Company Customer Number – 9142	$49	15.6%	*	*

*	Customer accounts receivable, as a percentage of total accounts receivable, was less than 10%

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill

Goodwill is defined as the excess of cost over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually, and more frequently if events and circumstances indicate that the asset might be impaired. A goodwill impairment charge is recorded if the amount by which the Company’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and/or a decline in the Company’s market value as a result of a significant sustained decline in the Company’s stock price.

Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events or changes in circumstances indicate there might be an impairment. An impaired asset is written down to its estimated fair value based upon the most recent information.

During the year ended December 31, 2024, the Company performed a qualitative analysis for its goodwill impairment test. The Company applies the guidance in ASU 2011-08 Intangibles-Goodwill and Other-Testing Goodwill for Impairment, which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step Zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. A goodwill impairment charge is recorded if the amount by which our carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in our market value as a result of a significant sustained decline in our stock price. As a result of the Company’s Step Zero analysis, no further quantitative impairment test was deemed necessary.

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

Convertible Notes Payable

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with ASC 815. The accounting treatment of derivative financial instruments requires that the Company identify and record certain embedded conversion options (“ECOs”), certain variable-share settlement features, and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as an unrealized non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Bifurcated embedded conversion options, variable-share settlement features, and any related freestanding instruments are recorded as a discount to the host instrument which is amortized to interest expense over the life of the respective note using the effective interest method.

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

Contract Liabilities

Contract Liabilities includes amounts collected, billed in excess of revenue or customer deposits that the Company can recognize. The Company recognizes contract liabilities and non-current contract liabilities as revenue as the related performance obligation is satisfied. The Company records contract liabilities that will be recognized during the succeeding twelve-month period as a current liability on the consolidated balance sheets.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, contingent considerations, long-term debt, related party debt, and warrant liabilities. Refer to Note 4 - Fair Value Measures, included elsewhere in the notes to the consolidated financial statements for details of the Company’s financial instruments.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees, directors and consultants based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are recognized as incurred. Historically, the Company has issued stock options to employees, directors and consultants with only service-based vesting conditions and records the expense for these awards using the straight-line method.

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

Business Combinations

The Company accounts for business acquisitions using the acquisition method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration paid is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

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

Revenue Recognition

Overview

We generate revenue from equipment sales and hemp-derived beverage sales.

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

Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer. The Company satisfies its performance obligation upon transferring goods or services to a customer and transfers control upon the customer taking possession.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Judgments

The Company enters into contracts that may include various combinations of equipment and, services which are generally capable of being distinct and accounted for as separate performance obligations. Contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once the Company determines the performance obligations, it determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company then allocates the transaction price to each performance obligation in the contract based on the standalone selling price (“SSP”). The corresponding revenue is recognized as the related performance obligations are satisfied.

Judgment is required to determine the SSP for each distinct performance obligation. The Company determines SSP based on the price at which the performance obligation is sold separately and the methods of estimating SSP under the guidance of ASC 606. If the SSP is not observable through past transactions, the Company estimates the SSP, taking into account available information such as market conditions, expected margins, and internally approved pricing guidelines related to the performance obligations. The Company typically satisfies its performance obligations for equipment sales when equipment is made available for shipment to the customer; for services sales as services are rendered to the customer.

The Company utilizes the cost-plus margin method to determine the SSP for equipment and services. This method is based on the cost of the services from third parties, plus a reasonable markup that the Company believes is reflective of a market-based reseller margin.

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

The Company receives payment from customers based on specified terms that are generally less than 30 days from the satisfaction of performance obligations. There are no contract assets related to performance under the contract. The difference in the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The Company fulfills obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. The Company recognizes a contract liability when consideration has been received and the Company has a future obligation to transfer certain proprietary products.

In accordance with ASC 606, the Company is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. Due to the nature of the Company’s contracts, these reporting requirements are not applicable. The majority of the Company’s remaining contracts meet certain exemptions as defined in ASC 606, including (i) performance obligation is part of a contract that has an original expected duration of one year or less and (ii) the right to invoice practical expedient.

The Company generally provides a one-year warranty on its products for materials and workmanship but may provide multiple-year warranties as negotiated, and generally transfers to its customers the warranties it receives from its vendors, if any, which generally cover this one-year period. In accordance with ASC Topic 450, Accounting for Contingencies, (“ASC 450”) the Company accrues for product warranties when the loss is probable and can be reasonably estimated. The Company maintained a reserve for warranty returns of $47,000 and $0.1 million as of December 31, 2024 and December 31, 2023, respectively. The Company’s reserve for warranty returns is included in accrued expenses and other current liabilities in its consolidated balance sheets. Additional information regarding the Company’s warranty reserve may be found in Note 3 – Supplemental Consolidated Balance Sheet Information, included elsewhere in the notes to the consolidated financial statements.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development expenses include payroll, employee benefits and other expenses associated with product development. The Company incurs research and development costs associated with the development and enhancement of both hardware and software products associated with its extraction equipment.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC Topic 740, Income Taxes (“ASC 740”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred tax asset will not be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits.

The Company recognizes the benefit of a tax position when it is effectively settled. ASC 740, provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. ASC 740 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority. For tax positions considered effectively settled, the Company recognizes the full amount of the tax benefit.

The Company’s provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the period presented. To determine the annual effective tax rate, the Company estimates both the total income (loss) before income taxes for the full year and the jurisdictions in which that income (loss) is subject to tax. The actual effective tax rate for the full year may differ from these estimates if income (loss) before income taxes is greater than or less than what was estimated or if the allocation of income (loss) to jurisdictions in which it is taxed is different from the estimated allocations.

The provision for income taxes represents Federal, state and local income taxes. The effective rate differs from statutory rates due to the effect of certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition or re-measurement of a tax position taken in a prior annual period is recognized separately in the quarter of the change.

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

Net Loss Per Share

The Company presents basic and diluted net loss per share attributable to holders of the Company’s Common Stock in conformity with the one-class method. The Company computes basic loss per share by dividing net loss available to Common Stockholders by the weighted-average number of Common Stock outstanding. Diluted loss/income per share adjusts basic loss per share for the potentially dilutive impact of convertible notes, stock options, restricted stock units and warrants. As the Company has reported losses for the years ended December 31, 2024 and 2023, all potentially dilutive securities including convertible notes, stock options, restricted stock units and warrants, are anti-dilutive, and accordingly, basic net loss per share equals diluted net loss per share for those periods.

Net loss per share calculations for all periods have been adjusted to reflect the reverse stock splits effected on July 5, 2023 and October 8, 2024.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, to provide enhanced segment disclosures. The standard will require disclosures about significant segment expense categories and amounts for each reportable segment, for all periods presented. Additionally, the standard requires public entities to disclose the title and position of the Chief Operating Decision Maker (“CODM”) in the consolidated financial statements. These enhanced disclosures are required for all entities on an interim and annual basis, effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Announced Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard applies to all entities subject to income taxes and is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently in the process of evaluating the effect of this guidance on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This guidance requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. Adoption can be on a prospective or retrospective basis. The Company is currently evaluating the disclosure impact that ASU 2024-04 may have on its financial statement presentation and disclosures.

Other recent accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 — Revenue and Contract Liabilities

Revenue

We generate revenue from equipment sales and hemp-derived beverage sales. The Company enters into time-and-materials contracts for equipment sales under which the Company is paid for labor and equipment at negotiated hourly billing rates and other expenses, including materials, as incurred at rates agreed to in the contract.

The following table provides the Company’s revenue from continuing operations disaggregated by the timing of revenue recognition:

	Year Ended December 31,
(In thousands)	2024	2023
Transferred at a point-in-time	$9,348	$14,241
Transferred over-time	332	901
Total revenue	$9,680	$15,142

The following table provides the Company’s revenue from continuing operations disaggregated by revenue type:

	Year Ended December 31,
(In thousands)	2024	2023
Ancillary products and services	$55	$444
Extraction solutions	$9,607	$14,698
Hemp-derived beverages	18	—
Total revenue	$9,680	$15,142

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 606, the Company is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. Due to the nature of the Company’s contracts, these reporting requirements are not applicable because the majority of the Company’s remaining contracts meet certain exemptions as defined in ASC 606 through 606, including (i) performance obligation is part of a contract that has an original expected duration of one year or less and (ii) the right to invoice practical expedient.

Contract Liabilities

Changes in the Company’s current contract liability balance for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Contract liabilities – beginning of period	$3,008	$3,619
Additions	4,161	4,189
Recognized	(4,644)	(4,800)
Contract liabilities – end of period	$2,525	$3,008

Contract liabilities balances primarily consist of customer deposits on the Company’s extraction solutions equipment. As of December 31, 2024 and December 31, 2023, all of the Company’s contract liabilities balances were reported as current liabilities in the accompanying consolidated balance sheets.

Note 3 — Supplemental Consolidated Balance Sheet Information

Accounts Receivable, Net

Accounts receivable consisted of the following as of December 31, 2024 and December 31, 2023:

	Year Ended December 31,
(In thousands)	2024	2023
Accounts receivable, gross	$2,050	$2,621
Less allowance for credit losses	(1,702)	(1,766)
Accounts receivable, net	$348	$855

The changes in the allowance for credit losses accounts consisted of the following:

	Year Ended December 31,
(In thousands)	2024	2023
Allowance for credit losses - beginning of period	$1,766	$4,018
(Recovery of) allowance for credit losses	620	(1,385)
Write-offs of uncollectible accounts	(684)	(867)
Allowance for credit losses - end of period	$1,702	$1,766

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2024 and December 31, 2023:

	Year Ended December 31,
(In thousands)	2024	2023
Prepaid insurance	$86	$454
Prepaid expenses, other	218	82
Prepaid software	16	70
Other receivables	237	347
Prepaid materials	1,040	937
Total prepaid expenses and other current assets	$1,597	$1,890

Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2024 and December 31, 2023:

(In thousands)	December 31, 2024	December 31, 2023
Machinery and equipment	$251	$286
Software	598	606
Computer and office equipment	534	588
Leasehold improvements	—	502
Research and development laboratory equipment	174	183
Furniture and fixtures	27	29
Trade show assets	28	78
Vehicles	43	43
Total property and equipment, gross	1,655	2,315
Accumulated depreciation	(1,469)	(1,751)
Construction in progress	—	31
Total property and equipment, net	$186	$595

Depreciation expense for the years ended December 31, 2024 and 2023 was $0.3 million and $0.7 million, respectively. Depreciation expense is recorded within selling, general and administrative, and research and development depending on the nature of the related property and equipment.

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

During the year ended December 31, 2024, the Company sold property and equipment with a cost basis of $0.02 million in exchange for proceeds of $0.02 million, resulting in a loss of $0.003 million. During the year ended December 31, 2024, the Company disposed certain property and equipment for a loss of $0.02 million, including $0.01 million of research and development laboratory equipment recorded as research and development expense on the statements of operations. During the year ended December 31, 2024, the Company retired certain fully depreciated property and equipment which had an original cost of $0.5 million, respectively.

During the year ended December 31, 2023, the Company sold Cultivation property and equipment in exchange for proceeds of $0.07 million, resulting in a gain of $0.1 million. During the year ended December 31, 2023, the Company retired certain fully depreciated property and equipment which had an original cost of $0.1 million.

Other Non-Current Assets

Other non-current assets consists only of security deposits as of December 31, 2024 and December 31, 2023.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2024 and December 31, 2023:

	Year Ended December 31,
(In thousands)	2024	2023
Sales tax payable	$4,869	$4,813
Litigation reserve	1,669	110
Accrued professional fees	827	315
Compensation related fees	1,293	371
Accrued warranty expenses	47	104
Accrued interest expense	161	321
Accrued consulting fees	383	35
Accrued inventory purchases	48	10
Accrued acquisition liabilities	—	2,180
Total accrued expenses and other current liabilities	$9,297	$8,259

Accrued acquisition liabilities

Resulting from the 2021 acquisitions of Precision and Cascade from Sinclair (“Precision and Cascade”), the Company withheld from the transaction shares issuable to Precision and Cascade for the purpose of securing any post-closing adjustment owed to the Company and any claim for indemnification or payment of damages to which the Company may be entitled under the purchase agreement. The accrued acquisition liabilities as of December 31, 2023 represent the value of this held back Common Stock at the price per share at the time of the transaction.

On June 15, 2023, the Company and its wholly-owned subsidiary, Precision, filed an Amended Verified Complaint in the Court of Chancery of the State of Delaware against Sinclair and certain individual defendants (the “Delaware Action”). The claims filed in the Delaware Action concern various breaches of the plan of merger and equity purchase agreement dated September 29, 2021, by and between the Company, Sinclair, Mass2Media, LLC, and certain of their members (the “Merger Agreement”). In response to the Delaware Action, certain of the defendants filed counterclaims for breach of contract and declaratory judgment against the Company and Precision alleging breach of the Merger Agreement. Pursuant to a Settlement and Release Agreement, dated December 14, 2023, the Company and Sinclair dismissed all legal claims and entered into a settlement for an undisclosed amount. As a result of this settlement, the Company derecognized the accrued acquisition liability and issued the held back Common Stock in the first quarter of 2024 at Agrify’s price per share at the time of issuance. The difference between the value of the shares at issuance and the derecognized liabilities was recorded as a gain within change in contingent consideration within the Company’s consolidated statement of operations for the year ended December 31, 2024.

Accrued Warranty Expenses

The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs:

	Year Ended December 31,
(In thousands)	2024	2023
Warranty accrual – beginning of period	$104	$310
Liabilities accrued for warranties issued during the period	—	86
Warranty accruals paid during the period	118	(292)
Assumed in Cultivation Sale	(175)	—
Warranty accrual – end of period	$47	$104

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2024 and December 31, 2023, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2024				December 31, 2023
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	—	—	$—	$—	—	—	$—
Total assets	$—	$—	$—	$—	$—	$—	$—	$—
Liabilities:
Warrant liabilities - January 2022 warrants	$—	$—	$1	$1	$—	$—	$1	$1
Warrant liabilities - March 2022 warrants	—	—	15	15	—	—	7	7
Warrant liabilities - August 2022 warrants	—	—	46	46	—	—	18	18
Warrant liabilities - December 2022 warrants	—	—	934	934	—	—	1,264	1,264
Total liabilities	$—	$—	$996	$996	$—	$—	$1,290	$1,290

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, contingent consideration, operating lease liabilities, long-term debt, related party debt, and warrant liabilities. Fair value information for each of these instruments as well as other balances of the Company are as follows:

●	Cash and cash equivalents, accounts payable, and accrued expenses approximate their fair value based on the short-term nature of these instruments.

●	Accounts receivable are presented net of an allowance for estimated credit losses, which approximates fair value.

●	The carrying value of lease liabilities approximates fair value due to the implicit discount rates used in the determination of the lease liabilities being consistent with the Company’s incremental borrowing rates at the time of lease inception and accounting for the duration of the leases.

●	Long-term debt and related party debt, including the debt that has undergone troubled debt restructuring, is carried at amortized cost, dictated by the prevailing market interest rates at the time of each transaction in accordance with ASC Topic 470, Debt (“ASC 470”).

●	The Company’s warrant liabilities are marked-to-market each reporting period with the changes in fair value of warrant liabilities recorded in other income (expense), net in the accompanying consolidated statements of operations until the warrants are exercised. The fair value of the warrant liabilities are estimated using a Black-Scholes option-pricing model.

●	As detailed in Note 12 - Stockholders’ Equity (Deficit), during the year ended December 31, 2024, the Company amended Pre-Funded Warrants that had been issued to a related party such that they again became liability classified. These warrants were marked to fair value upon the execution of this amendment in August 2024. Through an additional amendment executed as of December 31, 2024, the warrants again met the requirements for equity classification and were marked to fair value at the moment of the amendment and then reclassified from liability to equity. The warrants will not be marked to fair value on a recurring basis.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant Liabilities

The estimated fair value of the warrant liabilities as of December 31, 2024 and 2023 is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values that represent the Company’s best estimate. The volatility rate is determined utilizing the Company’s own share price and the share price of competitors over time.

However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The following table summarizes the Company’s assumptions used in the valuations as of December 31, 2024 and 2023:

	January 2022 Warrants	March 2022 Warrants	August 2022 Warrants	December 2022 Warrants
	December 31, 2024
Stock price	$28.99	$28.99	$28.99	$28.99
Exercise price	$22,440.00	$6,450.00	$3,690.00	$0.14
Expected term (in Years)	2.08	2.73	3.14	2.97
Volatility	171.00%	171.00%	171.00%	171.00%
Discount rate - treasury yield	4.27%	4.27%	4.27%	4.27%

	January 2022 Warrants	March 2022 Warrants	August 2022 Warrants	December 2022 Warrants
	December 31, 2023
Stock price	$1.26	$1.26	$1.26	$1.26
Exercise price	$1,496.00	$430.00	$246.00	$3.45
Expected term (in Years)	3.57	4.13	4.13	4.13
Volatility	138.00%	136.00%	136.00%	136.00%
Discount rate - treasury yield	3.96%	3.91%	3.91%	3.91%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the years ended December 31, 2024 and 2023:

	2024	2023
Warrant liabilities - beginning of period	$1,290	$5,985
Initial fair value of warrant liabilities	5,601	—
Exercise of warrants	(3,026)	—
Reclassification of warrant liabilities to equity	(20,771)	—
Change in estimated fair value	17,902	(4,695)
Warrant liabilities end of period	$996	$1,290

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Inventory

Inventories are stated at the lower of cost or net realizable value, with cost principally determined by the weighted-average cost method on a first-in, first-out basis. Such costs include the acquisition cost for raw materials and operating supplies.

Inventory consisted of the following as of December 31, 2024 and December 31, 2023:

	Year Ended December 31,
(In thousands)	2024	2023
Finished goods	$845	$627
Inventory for resale	1,763	2,600
Raw materials	4,498	6,620
Inventory, gross	7,106	9,847
Inventory reserves	(5,527)	(4,871)
Total inventory, net	$1,579	$4,976

Inventory Reserves

The Company establishes an inventory reserve for obsolete, slow moving, and defective inventory. The Company calculates inventory reserves for obsolete, slow moving, or defective items as the difference between the cost of inventory and its estimated net realizable value. The reserves are based upon management’s expected method of disposition.

Changes in the Company’s inventory reserve are as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Inventory reserves – beginning of period	$4,871	$7,051
(Decrease) increase in inventory reserves	656	(2,180)
Inventory reserves – end of period	$5,527	$4,871

Note 6 — Discontinued Operations

Cultivation Business Discontinued Operations

On December 31, 2024, the Company executed and closed the Purchase Agreement with CP for the sale of assets relating to the Company’s Cultivation Business. The consideration for the sale of the Cultivation Business consisted of the assumption by CP of all the Company’s secured indebtedness currently held by CP with an aggregate amount of principal and accrued interest of approximately $7 million, as well as certain other liabilities related to the Cultivation Business. The sale represents efforts to strategically shift the Company’s direction to focus on its hemp-related business operations. As a result, the Cultivation Business has been presented as discontinued operations in the consolidated financial statements for all periods presented.

The disposition resulted in a loss on sale of $11.9 million along with a loss from discontinued operations of $1.5 million for a total loss of $13.4 million, which was recorded in net loss from discontinued operations in the consolidated statement of operations for the period ended December 31, 2024. The operating results of the Cultivation Business were reported as a net loss from discontinued operations in the consolidated statements of operations through December 31, 2024, the date of disposition, and were considered material. The net loss from discontinued operations for the period ended December 31, 2023 represents the Cultivation Business’ operating results from the prior year. The assets and liabilities related to the Cultivation Business have been separately classified in the accompanying consolidated balance sheet as of December 31, 2023.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities associated with discontinued operations consisted of the following as of December 31, 2024 and 2023, respectively:

Carrying amounts of assets and liabilities associated with Cultivation Business included as part of discontinued operations:

	December 31, 2024	December 31, 2023
Assets
Current assets:
Accounts receivable, net	$—	$294
Inventory, net	—	13,194
Prepaid expenses and other current assets	—	2,366
Current assets of discontinued operations	—	15,854
Loan receivable, net	—	11,583
Operating lease right-of-use assets	—	1,283
Property and equipment, net	—	7,139
Other non-current assets	—	113
Non-current assets of discontinued operations	—	20,118
Total assets of discontinued operations	$—	$35,972
Carrying amounts of liabilities associated with Cultivation Business included as part of discontinued operations:
Current liabilities:
Accounts payable	$—	$16,378
Accrued expenses and other current liabilities	—	2,396
Operating lease liabilities, current	—	392
Contract liabilities	—	1,011
Current liabilities of discontinued operations	—	20,177
Operating lease liabilities, net of current	—	1,063
Non-current liabilities of discontinued operations	—	1,063
Total liabilities	$—	$21,240

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s loss from discontinued operations for the years ended December 31, 2024 and 2023, respectively:

	For the year ended December 31,
	2024	2023
Income and expense line items related to Cultivation Business:
Revenue	$550	$1,726
Cost of goods sold	4,562	466
Gross profit (loss)	(4,012)	1,260

Selling, general and administrative	3,624	7,082
Gain on settlement of contingent liabilities	(5,935)	—
Gain on disposal on property and equipment	(50)	132
Total operating expenses	(2,361)	7,214

Operating loss from discontinued operations	(1,651)	(5,954)

Other Income (Expense)
Interest income, net	—	292
Loss on disposal of Cultivation business	(11,893)	—
Other income, net	150	441
Total other income (expense)	(11,743)	733

Net loss from discontinued operations	(13,394)	(5,221)
Income tax effect on discontinued operations	—	—
Loss from discontinued operations, net of income taxes	$(13,394)	$(5,221)

The consolidated statements of cash flows includes continuing operations and discontinued operations. The following table summarizes the depreciation of long-lived assets, amortization of long-lived assets, provisions for credit losses and adjustments to net realizable value of inventories, and capital expenditures and disposals of discontinued operations for the years ended December 31:

	2024	2023
Depreciation and amortization	$1,073	$1,178
(Recovery of) provision for credit losses	(270)	144
(Recovery of) provision for slow-moving inventory	272	(1,180)
Proceeds from disposal of property and equipment	—	75

Note 7 — Business Combinations

The Company has determined that the below acquisition is a business combination under ASC 805, Business Combinations. It is accounted for by applying the acquisition method, whereby the assets acquired, and the liabilities assumed are recorded at their fair values with any excess of the aggregate consideration over the fair values of the identifiable net assets allocated to goodwill. Operating results have been included in these consolidated financial statements from the date of the acquisition, December 12, 2024. The resulting goodwill recorded primarily includes the expected synergies resulting from combining the operations of the acquired entity with those of the Company. Supplemental pro forma financial information has not been presented as the impact was not material to the Company’s consolidated financial statements.

Acquisition of Señorita

On December 12, 2024, the Company acquired certain assets from Double or Nothing, the owner and creator of the Señorita brand of hemp-derived THC drinks as part of the Company’s strategic plan to reposition itself as a distributor of hemp-derived THC beverages and similar products. The aggregate consideration exchanged for those assets consisted of 97,300 in Common Stock of Agrify as well as 432,700 pre-funded warrants (collectively the “Shares”) for total non-cash consideration of approximately $18.8 million. In addition, Agrify forgave $0.4 million of debt as part of the consideration exchanged. The fair value of the Shares was based upon the closing price of Agrify’s Common Stock as traded on Nasdaq on the date of the transaction.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company prepared a preliminary purchase price allocation for the business combination. The preliminary valuation was based on management’s estimates and assumptions which are subject to change within the purchase price allocation period (generally not more than one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the intangible assets acquired and the residual goodwill. Due to the acquisition occurring within close proximity to year-end, access to GAAP financial data and future forecasts were not able to be obtained to complete a final valuation analysis. As such, the intangible and goodwill values are subject to change once additional data becomes available as the values were based on preliminary financial information. The following table summarizes the initial accounting estimates:

Allocation of Purchase Price (in thousands)
Tradenames	$6,100
Customer Relationships	2,800
Deposits	123
Inventory	500
Goodwill	9,713
Total purchase price	$19,236

As part of the preliminary purchase accounting, the Company recorded intangible assets of $8.9 million. The preliminary estimates for useful lives of the identified intangibles are 7 years for Tradenames and 10 years for Customer Relationships with a weighted average useful life of 7.94 years.

The Company recorded $18,000 of revenue within the Company’s Consolidated Statements of Operations for the period December 12, 2024, the date of acquisition, through December 31, 2024.

Transaction and related costs, consisting primarily of professional fees, related to the acquisition, totaled approximately $0.3 million for the year ended December 31, 2024. All transaction and related costs were expensed as incurred and are included in general and administrative expense.

Note 8 — Intangible Assets

As of December 31, 2024, intangible assets were comprised of the following:

	Estimated Useful Life in Years	Net Book Value at December 31, 2024
Customer Relationships	10	$2,800
Tradenames	7	6,100
		$8,900

As of December 31, 2023, the Company did not have any intangible assets.

The estimated future amortization expense for the next five years and thereafter based on the preliminary purchase price allocation is as follows:

Years ending December 31 (In thousands)	Future Amortization Expense
2025	$1,151
2026	1,151
2027	1,151
2028	1,151
2029	1,151
Thereafter	3,145
Total	$8,900

Amortization expense recorded in general and administrative expense in the consolidated statements of operations was immaterial for the years ended December 31, 2024, and 2023.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Goodwill

In connection with the acquisition of certain assets from Double or Nothing, the excess of the purchase price over the estimated fair value of the net assets assumed of $9,713 thousand was recognized as goodwill.

The following is a roll forward of goodwill based upon the preliminary purchase price allocations ($ in thousands):

	Year Ended December 31,
(In thousands)	2024	2023
Goodwill - beginning of period	$—	$—
Goodwill acquired during period (Note 7)	9,713	—
Goodwill - end of period	$9,713	$—

Note 10 — Debt

The Company’s debt consisted of:

	December 31,
(In thousands)	2024	2023
Related party debt:
CP Acquisitions Junior Secured Note	$—	$3,799
GIC Acquisition Note	—	645
Green Thumb Note	10,000	—
Total related party debt	10,000	4,444
Less: current portion	(10,000)	(4,444)
Related party debt, net of current	$—	$—

Short-term debt:
PPP Loan	518	—
Other Notes Payable - Current	4	—
Total short-term debt	$522	$—

Long-term debt:
PPP Loan	$—	$518
Other notes payable	1	367
Exchange Note	—	6,669
Convertible Note	—	7,840
Unamortized debt premium	—	1,419
Total long-term debt	1	16,813
Less: current portion	—	(766)
Long-term debt, net of current	$1	$16,047

Exchange Note

On August 18, 2022, the Company issued a promissory note with an original principal amount of $35.0 million (the “Exchange Note”) to High Trail Special Situations LLC (the “Original Lender”). The Exchange Note was a senior secured obligation of the Company and ranked senior to all indebtedness of the Company. The Exchange Note had an original maturity date of August 18, 2025 (the “Original Maturity Date”) and contained a 9.0% annualized interest rate, with interest to be paid monthly, in cash, beginning September 1, 2022. The principal amount of the Exchange Note would be payable on the Original Maturity Date, provided that the Original Lender was entitled to a cash sweep of 20% of the proceeds received by the Company in connection with any equity financing, which will reduce the outstanding principal amount under the Exchange Note.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 8, 2023, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with the Original Lender. Pursuant to the Exchange Agreement, at closing the Company prepaid approximately $10.3 million in principal amount under the Exchange Note and exchanged $10.0 million of the remaining principal balance of the Exchange Note for a new senior secured convertible note (the “Convertible Note”) with an original principal amount of $10.0 million. After the closing of the Exchange Agreement, the August 18, 2022 Exchange Note had a remaining balance of $11.7 million. Refer to “Consolidated CP Acquisitions Note” below for subsequent activity related to the balance originating from this note. The following amendments have all been included in the sale of the Cultivation Business. Refer to Note 6 - Discontinued Operations below for subsequent activity related to these amendments.

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

At any time, the Company would prepay all of the Convertible Note by redemption at a price equal to 102.5% of the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest. The Original Lender had the option of requiring the Company to redeem the Convertible Note (i) on August 19, 2023 or August 19, 2024 at a price equal to the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest, provided that the redemption right on August 19, 2023 would not be exercisable if the Company raised at least $8.0 million in gross proceeds from equity offerings prior to such date, or (ii) if the Company undergoes a fundamental change (as defined below) at a price equal to 102.5% of the then-outstanding principal amount under the Convertible Note plus accrued but unpaid interest.

The Convertible Note imposed certain customary affirmative and negative covenants upon the Company, as well as covenants that would (i) restrict the Company and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, (ii) restrict the ability of the Company and its subsidiaries from making certain investments, subject to specified exceptions, and (iii) restrict the declaration of any dividends or other distributions, subject to specified exceptions. If an event of default under the Convertible Note occurred, the Original Lender can elect to redeem the Convertible Note for cash equal to (A) 115% of the then-outstanding principal amount of the Convertible Note (or such lesser principal amount accelerated by the Original Lender), plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 15% from the date of a default or event of default, or, only in connection with certain events of default, (B) the greater of the amount under clause (A) or the sum of (i) 115% of the product of (a) the conversion rate in effect as of the trading day immediately preceding the date that the Original Lender delivers a notice of acceleration; (b) the total then outstanding principal amount under the Convertible Note (in thousands); and (c) the greater of (1) the highest daily volume weighted average price (“VWAP”) per share of Common Stock occurring during the fifteen consecutive trading days ending on, and including, the trading day immediately before the date the Original Lender delivers such notice and (2) the highest daily VWAP per share of Common Stock occurring during the fifteen consecutive trading days ending on, and including, the trading immediately before the date the applicable event of default occurred and (ii) the accrued and unpaid interest on the Convertible Note.

Until the date the Convertible Note was fully repaid, the Original Lender had, subject to certain exceptions, the right to participate for up to 30% of any offering of debt, equity (other than an offering of solely Common Stock), or equity-linked securities, including without limitation any debt, preferred stock or other instrument or security, of the Company or its subsidiaries.

If the Original Lender elected to convert the Convertible Note, the conversion price per share would be $114.60, subject to customary adjustments for certain corporate events. The conversion of the Convertible Note would be subject to certain customary conditions. The Convertible Note could not be converted into shares of Common Stock if such conversion would result in the Original Lender and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of Common Stock, provided that upon 61 days’ notice, such ownership limitation may be adjusted by the Original Lender, but in any case, no greater than 9.99%.

The Company evaluated the embedded features in accordance with ASC 815 and determined that the embedded features are not required to be bifurcated and separately measured at fair value.

On April 26, 2023, the Original Lender elected to convert $1.6 million of the remaining outstanding principal amount on the Convertible Note for 10,241 shares of Common Stock of the Company.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CP Acquisitions Junior Secured Note

On October 27, 2023, CP, an entity affiliated with and controlled by the Company’s former chairman and Chief Executive Officer and a former member of the Company’s Board, purchased the Exchange Note and the Convertible Note from the Original Lender (the “Note Purchase”). In connection with the Note Purchase, CP agreed to waive any events of default under the acquired notes through December 31, 2023. As part of the same transaction, the Company issued a junior secured promissory note (the “Junior Secured Note”) to CP. Pursuant to the Junior Secured Note, CP would lend up to $3.0 million to the Company. The Junior Secured Note bore interest at a rate of 10% per annum, would mature in full on December 31, 2023, and could be prepaid without any fee or penalty. On December 4, 2023, CP and the Company amended and restated the Junior Secured Note agreement. Pursuant to the terms of the amendment, the maximum principal amount that may be loaned by CP to the Company was increased to $4.0 million and extended the maturity date thereon to December 31, 2024. Refer to “Consolidated CP Acquisitions Note” below for subsequent activity related to the balance originating from this note.

Convertible Note Forgiveness

On November 30, 2023, CP agreed to forgive $1.0 million of the principal amount outstanding on the Convertible Note (the “Principal Forgiveness”). The Principal Forgiveness was accounted for as a troubled debt restructuring under ASC 470, as 1) the Company was determined to be experiencing financial difficulties as defined by the ASC, and 2) the Principal Forgiveness was deemed a concession by CP. Per ASC 470, a debtor in a troubled debt restructuring involving only modification of terms of a payable (i.e., not involving a transfer of assets or grant of an equity interest) shall account for the effects of the restructuring prospectively from the time of restructuring and shall not change the carrying amount of the payable at the time of the restructuring unless the carrying amount exceeds the total future cash payments specified by the new terms. As the future undiscounted cash flows were greater than or equal to the net carrying value of the original debt, the carrying amount of the debt at the time of the restructuring was not changed.

Consolidated CP Acquisitions Note

On January 25, 2024, the Company and CP consolidated the outstanding principal and interest due under the Junior Secured Note and the Exchange Note as well as the interest due under the Convertible Note into the Convertible Note (collectively, with the Junior Secured Note and the Exchange Note, the “Consolidated Notes”), and amended and restated the Convertible Note under a Senior Secured Amended, Restated, and Consolidated Convertible Note agreement (the “Restated Note”) having a total outstanding principal of $18.3 million (the “New Lender Debt Consolidation”). The Restated Note bore interest at a rate of 10% per annum and would mature in full on December 31, 2025. The Company could redeem all or a portion not less than $5.0 million of principal at any time at a price equal to 102.5% of the redeemed principal amount plus accrued but unpaid interest.

The Restated Note imposed certain customary affirmative and negative covenants upon the Company, as well as covenants that (i) restricted the Company and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, (ii) restricted the ability of the Company and its subsidiaries from making certain investments, subject to specified exceptions, and (iii) restricted the declaration of any dividends or other distributions, subject to specified exceptions. If an event of default under the Restricted Note had occurred, then the then outstanding principal and all accrued and unpaid interest on the Restated Note would immediately become due and payable.

If CP elected to convert the Restated Note, the conversion price per share would be $21.90, subject to customary adjustments for certain corporate events. The conversion of the Restated Note would be subject to certain customary conditions. The Restated Note could not be converted into shares of Common Stock if such conversion would result in CP and its affiliates owning an aggregate of in excess of 49.99% of the then-outstanding shares of Common Stock.

Immediately following the execution of the Restated Note, CP elected to convert approximately $3.9 million of outstanding principal into an aggregate of 178,108 shares of Common Stock (the “January Conversion”) having a fair value of approximately $1.7 million. As the January Conversion was exercised by the CP in conjunction and in connection with the New Lender Debt Consolidation, the two transactions combined were considered a modification of the total debt outstanding with CP (the “CP Debt Restructuring”).

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CP Debt Restructuring was accounted for as a troubled debt restructuring under ASC 470, as 1) the Company was determined to be experiencing financial difficulties as defined by the ASC, and 2) the CP Debt Restructuring was deemed to result in a concession by CP. The Company performed a comparison of the undiscounted cash flows associated with the Restated Note subsequent to the CP Debt Restructuring to the carrying value of the Consolidated Notes as of the CP Debt Restructuring date. The net carrying value of the Consolidated Notes was determined to exceed the undiscounted future cash flows of the Restated Note after consideration of the January Conversion by approximately $0.7 million (the “CP Debt Restructuring Excess Carrying Value”). The Restated Note was thus written down to the amount of the undiscounted future cash flows on the Restated Note from the CP Restructuring date to maturity. Further, as CP was a related party of the Company, the CP Debt Restructuring Excess Carrying Value was accounted for as a capital transaction and no gain or loss was recognized related to the restructuring.

Aggregate interest expense related to the CP Acquisitions Note described above was $.1 million for the year ended December 31, 2024. Refer to Note 6 - Discontinued Operations below for subsequent activity as this Note relates to the sale of the Cultivation Business.

GIC Acquisition Note

On July 12, 2023, the Board of Directors of the Company approved the issuance of an unsecured promissory note (the “GIC Note”, and, collectively with the Consolidated Note, the “Related Party Notes”) to GIC Acquisition, LLC (“GIC”), an entity that is owned and managed by the Company’s former Chairman and Chief Executive Officer. Pursuant to the GIC Note, GIC was obligated to lend up to $0.5 million to the Company, $0.3 million of which was delivered at issuance and the remaining $0.2 million delivered on July 31, 2023. The GIC Note bore interest at a rate of 10% per annum, would mature in full on August 6, 2023, and could be prepaid without any fee or penalty. The GIC Note ranked junior to all existing secured indebtedness of the Company. On October 27, 2023, the maturity date of the GIC Note was subsequently amended to December 31, 2024 at which point principal and accrued interest will be repaid in full. Interest expense incurred on the GIC Note amounted to $47.7 thousand for the year ended December 31, 2024. Refer to “Amendment of Related Party Notes” below for subsequent activity related to the balance originating from this note.

Amendment of Related Party Notes

On May 21, 2024, the Company and CP entered into an amendment to the Restated Note (the “Consolidated Note Amendment”), pursuant to which CP Acquisitions could elect, in lieu of shares of Common Stock issuable upon conversion of the Restated Note, to instead receive Pre-Funded Warrants (“Pre-Funded Warrants”). The conversion price applicable to the Pre-Funded Warrants remained unchanged at $21.90.

Immediately following the execution of the Consolidated Note Amendment, CP elected to convert $11.5 million of outstanding principal into a Pre-Funded Warrant exercisable at issuance for up to 525,114 shares of Common Stock having a fair value of approximately $2.9 million (the “CP Warrant Conversion”).

On May 21, 2024, GIC and the Company amended and restated the GIC Note (the “Restated GIC Note”, and, collectively with the Consolidated Note Amendment, the “Related Party Debt Amendments”) to increase the aggregate principal amount to approximately $2.3 million, extend the maturity date to December 31, 2025, and provide that the Restated Junior Note could be converted into Common Stock of the Company or, at GIC’s election, Pre-Funded Warrants, in each case at a conversion price of $4.65.

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

The Related Party Debt Restructuring was accounted for as a troubled debt restructuring under ASC 470, as i) the Company was determined to be experiencing financial difficulties as defined by the ASC, and ii) the Related Party Debt Restructuring was deemed to result in a concession by the Related Party Lenders. The Company performed a comparison of the aggregated undiscounted cash flows associated with the Related Party Notes subsequent to the Related Party Debt Restructuring to the aggregate carrying value of the Related Party Notes as of the Related Party Debt Restructuring date. The net carrying value of the Related Party Notes of $10 million was determined to exceed the undiscounted future cash flows of the Related Party Notes as modified by the Related Party Debt Restructuring by approximately $10 million (the “Related Party Debt Restructuring Excess Carrying Value”). The aggregate carrying value of the Related Party Notes was thus written down to the amount of the undiscounted future cash flows on the Related Party Notes from the Related Party Debt Restructuring date to maturity (the “Restructured Related Party Debt”). Further, as the Related Party Lenders are related parties of the Company, the Related Party Debt Restructuring Excess Carrying Value was accounted for as a capital transaction and no gain or loss was recognized related to the restructuring.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consideration for the sale of the Cultivation Business included the assumption by CP of the Company’s secured indebtedness currently held by CP and included the Consolidated CP Acquisitions Note. The carrying value of the Consolidated CP Acquisitions Note was $0 at December 31, 2024.

CP Acquisitions Promissory Note

On August 14, 2024, the Company issued a junior secured promissory note (the “2024 CP Note”) to CP. Pursuant to the 2024 CP Note, CP Acquisitions would lend up to $1.5 million to the Company. The 2024 CP Note bore interest at a rate of 10% per annum, would mature in full on July 1, 2025, and could be prepaid without any fee or penalty. The note was subsequently amended to lend up to $3.0 million to the Company. The 2024 CP Note was secured by the Company’s assets and ranked junior to existing secured indebtedness of the Company. The 2024 CP Note could be converted into Common Stock of the Company or, at CP Acquisitions’ election, Pre-Funded Warrants with an exercise price of $0.001 per share, in each case at a conversion price of $3.9495.

The consideration for the sale of the Cultivation Business included the assumption by CP of the Company’s secured indebtedness currently held by CP and included the 2024 CP Note. The carrying value of the 2024 CP Note was $0 at December 31, 2024.

Green Thumb Convertible Note

On November 5, 2024, the Company issued a Secured Convertible Note (the “Green Thumb Note”) to RSLGH, LLC (the “Investor”), a subsidiary of Green Thumb Industries Inc. (“Green Thumb”). The Green Thumb Note is a secured obligation of the Company and ranks senior to all indebtedness of the Company except for indebtedness held by CP Acquisitions and Mack. The Green Thumb Note will mature on November 5, 2025 and has a 10.0% annualized interest rate, with interest to be paid on the first calendar day of each September and March while the Green Thumb Note is outstanding, in cash, beginning January 1, 2025. The principal amount of the Green Thumb Note will be payable on the maturity date. The Green Thumb Note provides for advances of up to $20 million in the aggregate, of which $10 million was advanced upon issuance.

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

Borrowings under the Green Thumb Note during the year ended December 31, 2024 totaled $10 million which are recorded on the Company’s consolidated balance sheets in related party debt. Interest expense incurred on the Green Thumb Note amounted to approximately $156 thousand for the year ended December 31, 2024.

As of December 31, 2024, future minimum principal payments on all debt positions, excluding accrued interest amounts, were as follows:

Years ending December 31 (In thousands)
2025	$10,522
Total future payments	$10,522

Note 11 — Leases

The determination if any arrangement contained a lease at its inception was done based on whether or not the Company has the right to control the asset during the contract period. The lease term was determined assuming the exercise of options that were reasonably certain to occur. Leases with an original lease term of 12 months or less at inception were not reflected in the Company’s consolidated balance sheet and those lease costs are expensed on a straight-line basis over the respective term. Leases with a term greater than 12 months were reflected as non-current right-of-use assets and current and non-current lease liabilities in the Company’s consolidated balance sheets.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As the implicit interest rate in its leases was generally not known, the Company used its incremental borrowing rate as the discount rate for purposes of determining the present value of its lease liabilities. The Company’s incremental borrowing rate was determined using the interest rate on a long-term debt position entered into at approximately the same time and for the same duration as the lease. At December 31, 2024 and December 31, 2023 the Company’s weighted-average discount rate utilized for its leases was 9.67% and 7.51%, respectively.

The Company had several non-cancelable finance leases for machinery and equipment, all of which ended or were terminated during 2023. As of December 31, 2024, the Company had no active finance leases.

When a contract contained lease and non-lease elements, both were accounted for as a single lease component.

The Company has several non-cancellable operating leases for corporate offices, warehouses, showrooms, research and development facilities and vehicles. The Company’s leases have remaining lease terms of one year to four years, some of which include options to extend. Some leases include payment for communal area maintenance associated with the property. Cash paid for operating leases during the years ended December 31, 2024 and 2023 were $0.5 million and $1.0 million, respectively.

During the year ended December 31, 2024, one of the Company’s leased assets was sold by the lessor to another counterparty, effectively cancelling the remainder of the lease with the Company. There were no penalties arising from the cancellation. The Company recognized a gain on early termination in the amount of $50 thousand in the period, calculated as the difference between the remaining right-of-use asset and lease liability at the time of termination.

Additional information on the Company’s operating and financing lease activity was as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Operating lease cost	$211	$531
Finance lease cost:
Amortization of right-of-use assets	—	113
Interest on lease liabilities	—	12
Total lease cost	$211	$656

	Year Ended December 31,
(In thousands)	2024	2023
Weighted-average remaining lease term – operating leases	2.15 years	3.09 years
Weighted-average discount rate – operating leases	9.67%	7.51%

(In thousands)	Balance Sheet Location	December 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$504	$520
Total lease assets		$504	$520

Liabilities
Operating lease liabilities, current	Operating lease liabilities, current	$261	$207
Operating lease liabilities, non-current	Operating lease liabilities, non-current	257	331
Total operating lease liabilities		$518	$538

Note 12 — Stockholders’ Equity (Deficit)

Public Offerings

On February 27, 2024, the Company entered into a placement agency agreement (the “Agency Agreement”) with Alexander Capital, LP (“Alexander Capital”) as placement agent (the “Placement Agent”), pursuant to which the Company agreed to issue and sell an aggregate of 184,000 shares of its Common Stock, and, in lieu of Common Stock to certain investors that so chose, Pre-Funded Warrants to purchase 264,246 shares of its Common Stock (the “S-1 Offering”). The public offering price for each share of Common Stock was $5.70, and the offering price for each Pre-Funded Warrant is $5.685, which equals the public offering price per share of the Common Stock, less the $0.015 per share exercise price of each Pre-Funded Warrant.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company issued 4,482 warrants to purchase Common Stock to Alexander Capital (the “Placement Agents Warrants”). The Placement Agents Warrants were classified as equity and recorded under additional paid-in capital in the consolidated balance sheets. The Placement Agents Warrants have a five-year term and exercise price of 100% of the offering price, and are subject to adjustment for stock splits, reverse stock splits, stock dividends, and similar transactions. The Placement Agents Warrants will be exercisable on a cash basis, unless there is not an effective registration statement covering the issuance of the shares issuable upon exercise of the Placement Agents Warrants or if shareholder approval for the full exercise of the Placement Agents Warrants are not received, in which case the Placement Agents Warrants will also be exercisable on a cashless exercise basis at Alexander Capital’s election.

The measurement of fair value of the Placement Agents Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions as of the date of issuance (i.e., share price of $7.80, exercise price of $5.70, term of five years, volatility of 128%, risk-free rate of 4.32%, and expected dividend rate of 0%). The grant date fair value of these Placement Agents Warrants was estimated to be $31 thousand on February 27, 2024, and is reflected within additional paid-in capital as of December 31, 2024.

Equity Line of Credit Facility

On August 28, 2024, the Company entered into a purchase agreement (the “Ionic Agreement”) and a registration rights agreement with Ionic Ventures, LLC (“Ionic”), pursuant to which Ionic committed to purchase up to an aggregate of $15.0 million of the Company’s Common Stock, subject to certain limitations, from time to time and at our sole discretion over the 36-month term of the Ionic Agreement.

From and after the date the registration statement relating to the resale of the shares sold to Ionic was declared effective, November 5, 2024, the Company may from time to time on any business day, by written notice delivered by the Company to Ionic, direct Ionic to purchase between $250,000 and $750,000 of shares of Common Stock on such business day, at a purchase price per share that will be equal to 93% (or 80% if the Common Stock is not then trading on the Nasdaq Capital Market) of the lowest daily VWAP over a specified measurement period beginning after the delivery of the purchase notice, as described further in the Purchase Agreement (each, a “Regular Purchase”). The Ionic Agreement also permitted the Company to deliver an exemption purchase notice for $400,000 on the date of signing, with the shares so purchased to be delivered following the Commencement Date, and the Company delivered an exemption purchase notice for $400,000 for the purchase by Ionic of 189,645 shares of Common Stock. On November 5, 2024, the Company issued 189,645 shares of Common Stock to Ionic. The Company will control the timing and amount of any sales of Common Stock to Ionic pursuant to the Ionic Agreement. Ionic has no right to require the Company to sell any shares of Common Stock to Ionic, but Ionic is obligated to make purchases as the Company directs, subject to certain conditions.

Related Party Warrant Issuance

On May 21, 2024, in connection with the Consolidated Note Amendment, the Company issued 492,204 and 525,114 Pre-Funded Warrants to GIC Acquisitions and CP (the “Related Party Pre-Funded Warrants”), respectively, in exchange of notes payable amounting approximately to $2.29 million and $11.5 million, respectively. The Related Party Pre-Funded Warrants can be used to purchase Company’s Common Stock with par value of $0.001 at an exercise price of $0.015. The Related Party Pre-Funded Warrants have been identified as freestanding financial instruments and were determined not to be indexed to the Company’s own stock. Accordingly, the Warrants are precluded from being classified within equity and classified as a liability with subsequent changes in fair value recognized each reporting period in earnings. The fair value of the Related Party Pre-Funded Warrants on the issuance date was $5,600,334 determined as the intrinsic value.

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

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 12, 2024, the stockholders of the Company approved a proposal to amend the Related Party Pre-Funded Warrants to add the Adjustment Provisions at a future date. Pursuant to that approval, on August 28, 2024, the Company entered into amendments to the Related Party Pre-Funded Warrants to insert the Adjustment Provisions. This resulted in a reassessment of the Related Party Pre-Funded Warrants such that they no longer met the requirements for equity classification and became classified as liabilities. They were remeasured to their fair value upon modification, resulting in a reduction in value of approximately $3.1 million. The fair value, as of August 28, 2024, of $3,723,383 was reclassified to a warrant liability. As a result of the warrant amendments and the subsequent issuance of 189,645 shares of Common Stock to Ionic at an effective purchase price of $2.109 per share of Common Stock, the number of shares of Common Stock underlying the Related Party Pre-Funded Warrant held by CP was adjusted to 5,452,288 and the number of shares of Common Stock underlying the Related Party Pre-Funded Warrant held by GIC Acquisition was adjusted to 1,085,122. On August 30, 2024, CP partially exercised its Pre-Funded Warrant and entities affiliated with Raymond Chang and I-Tseng Jenny Chan received an aggregate of 383,127 shares of Common Stock upon the exercise.

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

PIPE

On November 20, 2024, the Company entered into Securities Purchase Agreements with institutional investors and other accredited investors for the sale by the Company of 203,988 shares (the “Shares”) of Common Stock, and pre-funded warrants (the “November 2024 Warrants”) to purchase up to an aggregate of 949,515 shares of Common Stock, in a private placement offering. The purchase price for one share of Common Stock is $22.30 and the purchase price for one November 2024 Warrant is $22.2999.

Each Pre-Funded Warrant is exercisable into one share of Common Stock at a price per share of $0.0001 (as adjusted from time to time in accordance with the terms thereof) and will expire when such November 2024 Warrant is fully exercised.

Benjamin Kovler, Chairman and Interim Chief Executive Officer of the Company, participated in the private placement to purchase 10,000 shares of Common Stock on the same terms as other investors except for a purchase price of $38.76.

The gross proceeds to the Company from the private placement were approximately $25.9 million, before deducting the placement agent’s fees and other offering expenses of approximately $0.1 million.

The November 2024 Warrants were classified as a component of stockholders’ equity. They are immediately exercisable and permit the holders to receive a fixed number of shares of Common Stock upon exercise. In addition, such warrants do not provide any guarantee of value or return.

Mack Warrants

In October 2023, the Company issued 50,000 warrants to Mack Molding Co. in conjunction with the Modification and Settlement Agreement (the “Mack Warrants”). The warrants have a three-year term and an exercise price of $60.00 per share, and are subject to adjustment for stock splits, reverse stock splits, stock dividends, and similar transactions. The Mack Warrants will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the warrants or if shareholder approval for the full exercise of the warrants are not received, in which case the Mack Warrant will also be exercisable on a cashless exercise basis at the Investor’s election.

The measurement of fair value of the Mack Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance. The grant date fair value of these Investor Warrants was estimated to be $1.6 million on October 18, 2023 and is reflected within additional paid-in capital as of December 31, 2023. These warrants were terminated a part of the December 16, 2024 settlement.

Note 13 — Stock-Based Compensation and Employee Benefit Plans

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards and cash-based awards. The aggregate number of shares of Common Stock that may be reserved and available for grant and issuance under the 2022 Plan is 1,765 shares and 16,667 additional shares issued upon approval by the Board of Directors on January 8, 2024. On August 12, 2024, the Company’s stockholders approved an amendment to the 2022 Plan to increase the number of shares issuable thereunder by 166,667. Shares will be deemed to have been issued under the 2022 Plan solely to the extent actually issued and delivered pursuant to an award. The 2022 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it was adopted by the Board of Directors. As of December 31, 2024, there were 56,324 shares of Common Stock available to be granted under the Company’s 2022 Plan.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s stock compensation expense from continuing operations was $1.2 million and $2.7 million for the years ended December 31, 2024 and 2023, respectively.

The Company’s stock compensation expense from discontinued operations was $132 thousand and $262 thousand for the years ended December 31, 2024 and 2023, respectively.

Stock Options

For the year ended December 31, 2024, there were no options granted or exercised under the Company’s stock option plans. For the same period, there were 23 options expired with a weighted average exercise price of $10,710.00. There were 216 and 688 options outstanding with a weighted average exercise price of $18,610.56 and $23,938.80 as of December 31, 2024 and 2023, respectively. There were 210 options vested and exercisable with a weighted average exercise price of $18,725.71 as of December 31, 2024. There were 216 options vested and expected to vest with a weighted average exercise price of $18,610.56 as of December 31, 2024.

As of December 31, 2024, total unrecognized compensation expense related to unvested options was $6,302, which is expected to be recognized over a weighted average period of 0.27 years.

Stock options granted under the Company’s 2022 Plan are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s Common Stock on the date of grant. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying Common Stock, expected option life, and expected volatility in the market value of the underlying Common Stock. No stock options were granted during the years ended December 31, 2024 and 2023.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities with a term similar to the expected term. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. The Company calculates the expected volatility of the stock price based on the corresponding volatility of the Company’s peer group stock price for a period consistent with the underlying instrument’s expected term. The expected lives for such grants were based on the simplified method for employees and directors. Forfeitures are accounted for when they occur.

The following table presents option activity under the Company’s stock option plans for the years ended December 31, 2024 and 2023:

(In thousands, except share and per share data)	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	896	$22,770.75	$—
Forfeited	(14)	114.14
Expired	(194)	792.69
Options outstanding at December 31, 2023	688	$23,938.80	$—
Granted	—
Forfeited	(449)	26,095.64
Expired	(23)	10,710.00
Options outstanding at December 31, 2024	216	$18,610.56	$—
Options vested and exercisable as of December 31, 2024	210	$18,725.71
Options vested and expected to vest as of December 31, 2024	216	$18,610.56

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about options vested and exercisable at December 31, 2024:

	Options Vested and Exercisable
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$14,580.00	84	3.08	$14,580.00
$6,840.00	73	0.97	$6,840.00
$41,520.00	49	4.39	$41,520.00
$43,470.00	4	6.22	$43,470.00

The following table summarizes information about options expected to vest after December 31, 2024:

	Options Vested and Expected to Vest
Price ($)	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$14,580.00	90	2.61	$14,580.00
$6,840.00	73	0.97	$6,840.00
$41,520.00	49	4.39	$41,520.00
$43,470.00	4	6.22	$43,470.00

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

The following table presents restricted stock unit activity under the 2022 Plan for the year ended December 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2023	513	$3,461.25
Granted	—	—
Vested	(161)	3,462.00
Forfeited	(209)	3,462.00
Unvested at December 31, 2023	143	$3,462.00
Granted	238,874	9.60
Vested	(85,921)	9.15
Forfeited	(50,229)	7.05
Unvested at December 31, 2024	102,867	$17.42

As of December 31, 2024, total unrecognized compensation expense related to unvested restricted stock units was $1.4 million, which is expected to be recognized over a weighted average period of 0.74 years.

2022 Employee Stock Purchase Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Employee Stock Purchase Plan (“ESPP”). The Company initially reserved 167 shares of Common Stock for issuance under the ESPP. On December 31, 2024 and 2023, no shares were available for future issuance.

Under the ESPP, eligible employees are granted options to purchase shares of Common Stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about August 1 and February 1 and are exercisable on or about the succeeding January 31 and July 31, respectively, of each year. No participant may purchase more than $25,000 worth of Common Stock annually. During the years ended December 31, 2024 and 2023, 0 and 167 of Common Stock was granted under the 2022 ESPP.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Benefit Plan

The Company maintains an employee’s savings and retirement plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). All full-time U.S. employees become eligible to participate in the 401(k) Plan. The Company’s contribution to the 401(k) Plan is discretionary. During the year ended December 31, 2024 and 2023, the Company did not contribute to the 401(k) Plan.

Note 14 — Stock Warrants

The following tables present all warrant activity of the Company for the year ended December 31, 2024 and December 31, 2023:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding at January 1, 2023	102,000	$571.05
Issued	262,353	0.15
Exercised	(5,664)	—
Canceled	(2)	—
Warrants outstanding at December 31, 2023	358,687	$162.45
Issued	8,188,353	0.02
Exercised	(913,350)	0.12
Canceled	(57,117)	52.59
Warrants outstanding at December 31, 2024	7,576,573	$7.30

The Company received proceeds from the exercise of Placement Agent Warrants of $26,000 and Pre-Funded Warrants of $10,000 for the year ended December 31, 2024.

Note 15 — Income Taxes

For financial reporting purposes, the net pre-tax book income and/or loss from continuing and discontinued operations for the U.S. and foreign entities, in the aggregate, was:

(In thousands)	December 31, 2024	December 31, 2023
United States	$(41,746)	$(18,650)
Foreign	—	—
Total	$(41,746)	$(18,650)

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) from continuing and discontinued operations consisted of the following for the years ended December 31, 2024 and December 31, 2023:

(In thousands)	December 31, 2024	December 31, 2023
Current:
Federal	$—	$—
State	(2)	2
Foreign	—	—
Subtotal	(2)	2

Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Subtotal	—	—

Total	$(2)	$2

The reconciliation between the Company’s effective tax rate on income from continuing operations discontinued operations and the statutory tax rate for the years ended December 31, 2024 and December 31, 2023 is as follows:

(In thousands)	December 31, 2024	December 31, 2023
Current tax at U.S. statutory rate	$(8,767)	$(3,925)
Nondeductible/nontaxable items	3,336	(336)
State taxes	(872)	(458)
Rate change	(717)	1,613
True-up and other	1,383	2,621
Valuation allowance	5,635	487
Income tax expense (benefit)	$(2)	$2

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following items comprise the Company’s net deferred tax assets and liabilities as of December 31, 2024 and December 31, 2023:

(In thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforward	$48,662	$35,491
Accruals, reserves, and other	4,422	11,559
Stock-based compensation	442	706
Research and development tax credit carryforward	—	—
Lease liability	126	464
Fixed assets	116	246
Intangible assets	3,475	3,104
Capitalized sec. 174 R&E	1,731	2,068
Credits	1,221	—
Uncertain tax positions	(1,221)	—
Total Deferred Tax Asset	58,974	53,638

Valuation allowance	(58,852)	(53,219)
Deferred income tax assets, net of Valuation Allowance	122	419

Deferred tax liabilities:
Right-of-Use Asset	(122)	(419)
Total Deferred Tax Liability	(122)	(419)

Net Deferred Tax Asset/(Liability)	$—	$—

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

As of December 31, 2024, based on the Company’s history of earnings and its assessment of future earnings, management believes that it is more likely than not that future taxable income will not be sufficient to realize the deferred tax assets. Therefore full valuation allowance has been applied to deferred tax assets.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (“R&E”) activities under U.S. Internal Revenue Code (“IRC”) Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the U.S. must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the U.S. must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities that are considered under IRC Section 41 (relating to the research tax credit).

As of the year ended December 31, 2024, the Company has federal and state net operating loss carryforwards of approximately $197.6 million and $128.7 million respectively. Federal net operating loss carryforwards in the amount of $0.7 million begin expiring in 2036 and approximately $196.9 million have an indefinite life. Federal net operating loss (“NOL”) carryforwards generated after tax year 2021 are subject to an 80% limitation on taxable income, do not expire and will carryforward indefinitely. State net operating loss carryforwards in the amount of $115.8 million begin expiring in 2039 and approximately $12.8 million have an indefinite life.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The utilization of the Company’s NOLs may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 of the IRC and other similar limitations in various state jurisdictions. Such limitations may result in a reduction of the amount of net operating loss carryforwards in future years and possibly the expiration of certain net operating loss carryforwards before their utilization.

(In thousands)	December 31, 2024	December 31, 2023
Jurisdiction	NOL Available	NOL Available
Federal	$675	$675
Federal - Indefinite	196,903	143,552
Subtotal - Federal	197,578	144,227

State	115,846	85,245
State - Indefinite	12,814	8,038
Subtotal - State	128,660	93,283

Foreign	—	—
Foreign - Indefinite	—	—
Subtotal - Foreign	$—	$—

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2019 to the present in the U.S. and from 2019 to present in the Company’s foreign operations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.

As required by the uncertain tax position guidance in ASC Topic 740 (“ASC 740”), Income Tax the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance in ASC 740, Accounting for Income to all tax positions for which the statute of limitations remained open. Any estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions. Any interest and penalties related to uncertain tax positions would be included as part of the income tax provision.

The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.

Uncertain Tax Positions

Our unrecognized tax benefits at December 31, 2024 relate entirely to research and development tax credits. The total amount of unrecognized tax benefits at December 31, 2024 is $1.2 million. If recognized, none of the unrecognized tax benefits would impact our effective tax rate. The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

(In thousands)	Year ended December 31, 2024
Unrecognized benefit – beginning of period	$—
Prior period tax position increases	1,100
Current period tax position increases	91
Unrecognized benefit – end of period	$1,191

Our policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively. We incurred no interest or penalties related to unrecognized tax benefits in the years ended December 31, 2024 or 2023. We do not anticipate any significant changes in our uncertain tax positions within twelve months of this reporting date.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Net Loss Per Share

Net loss per share calculations for all periods have been adjusted to reflect the Company’s reverse stock splits. Net loss per share was calculated based on the weighted-average number of the Company’s Common Stock outstanding.

Basic net loss per share is calculated using the weighted-average number of shares of Common Stock outstanding during the periods. Diluted net loss per share is computed by giving effect to all potential shares of Common Stock, including convertible notes, outstanding stock options, stock related to unvested restricted stock units, and outstanding warrants to the extent dilutive. Net loss per share, assuming dilution, is equal to basic net loss per share for the years ended December 31, 2024 and 2023 because the effect of dilutive securities outstanding during the periods, including convertible notes, options, restricted stock units and warrants computed using the treasury stock method, is anti-dilutive.

The components of basic and diluted net loss per share were as follows:

	Year Ended December 31,
(In thousands, except share and per share data)	2024	2023
Numerator:
Net loss attributable to Agrify Corporation from continuing operations	$(28,352)	$(13,429)
Net loss attributable to Agrify Corporation from discontinued operations	$(13,394)	$(5,221)
Net loss available for common shareholders	$(41,746)	$(18,650)
Denominator:
Weighted-average common shares outstanding – basic and diluted	1,020,185	99,391
Net loss per share attributable to Common Stockholders – basic and diluted	$(40.92)	$(187.64)

The Company’s potential dilutive securities, which include stock options, restricted stock units, and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to holders of the Company’s Common Stock is the same. The Company excluded the following potential Common Stock equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Common Stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Shares subject to outstanding stock options	210	664
Shares subject to unvested restricted stock units	102,867	142
Shares subject to outstanding warrants	7,576,573	358,687
	7,679,650	359,493

Note 17 — Segment Reporting

The Company operates in one consolidated segment. The Company’s Chief Operating Decision Maker, Benjamin Kovler, Chairman and Interim Chief Executive Officer of the Company reviews net income (loss) of the Company when making resource allocation decisions. Such information is presented in the consolidated statements of operations.

Note 18 — Commitments and Contingencies

Legal Matters

From time to time, the Company may become involved in material legal proceedings or be subject to claims arising in the ordinary course of our business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bud & Mary’s Litigation

On September 15, 2022, the Company provided a notice of default to Bud & Mary’s Cultivation, Inc. (“Bud & Mary’s) and certain related parties notifying such parties that Bud & Mary’s was in default of its obligations under the TTK solution between the Company and Bud & Mary (the “Bud & Mary TTK Agreement”). On October 5, 2022, Bud & Mary’s filed a complaint in the Superior Court of Massachusetts in Suffolk County, naming the Company as the defendant (the “Bud & Mary Complaint”). Bud & Mary’s is seeking, among other relief, monetary damages in connection with alleged unfair or deceptive trade practices, breach of contract and conversion arising from the Bud & Mary TTK Agreement. While the Company believes the claim is without merit and will continue to vigorously defend itself against Bud & Mary’s allegations, litigation is inherently unpredictable and there can be no assurance that the Company will prevail in this matter. During the third quarter of 2022, the Company deemed it necessary to fully reserve for the outstanding $14.7 million note receivable balance due to the current litigation and the uncertainty of the customer’s ability to repay the balance. As of December 31, 2024, the allowance related to Bud & Mary’s was reduced to $14.4 million, reflecting a recovery of allowance for credit losses resulting from a loan repayment of $330 thousand that was previously included in the allowance. The $14.4 million represents the amount of the contingent loss that the Company has determined to be reasonably possible and estimable. The actual cost of resolving this matter may be higher or lower than the amount the Company has reserved. If the Company is unable to realize revenue from its TTK Solution offerings on a timely basis or at all, or if it incurs an additional loss as a result of the Bud & Mary’s claim, the Company’s business and financial performance will be adversely affected. On November 14, 2022, the Company filed its answers and affirmative defenses to the Bud & Mary Complaint and counterclaims. The Company is seeking, among other relief, monetary damages in connection with the breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and enforcement of the guarantees. This matter is still actively ongoing. The parties are required to report on status to the court on March 21, 2025. This matter is subject to the Cultivation sale escrow litigation reserve agreement where the Company was required to fund $1.5 million in January 2025 into escrow for the benefit of settling this and other claims.

Bowdoin Construction Corp. Litigation

On February 22, 2023, Bowdoin Construction Corp. (“Bowdoin”) filed a complaint in the Superior Court of Massachusetts in Norfolk County, Massachusetts, naming the Company (the “Bowdoin Complaint”), Bud & Mary’s and certain related parties as defendants, captioned Bowdoin Construction Corp. v. Agrify Corporation, Bud & Mary’s Cultivation, Inc. and BMLC2, LLC, case no. 2382CV00173. The Bowdoin Complaint relates to a construction contract between Bowdoin and the Company relating to the property that is the subject of the Bud & Mary’s Complaint, and alleges breach of contract by Bud & Mary’s and by the Company due to nonpayment of approximately $7.0 million due under the contract and related indemnification claims and mechanics’ liens. $6.3 million is included in accounts payable and $700 thousand is included in accrued expenses and other current liabilities in the consolidated balance sheet. Two of Bowdoin’s subcontractors, Hannon Electric, Inc. and Electric Supply Center Corp, have filed separate suits against Agrify in the amount of $1.498 million and $93 thousand, respectively. These amounts are part of the $7.0 million claimed in Bowdoin’s Complaint. The Bowdoin suit and the subcontractor suits have been consolidated. The Company has denied liability in all such suits. Bowdoin and Agrify are attempting to work cooperatively to settle the subcontractor disputes. The parties are otherwise in the discovery phase which concludes in June 2025. This matter is subject to the sale of the Cultivation Business escrow litigation reserve agreement where the Company was required to fund $1.5 million in January 2025 into escrow for the benefit of settling this and other claims.

Mack Molding Co.

In December 2020, the Company entered into a five-year supply agreement with Mack Molding Co. (“Mack”) pursuant to which Mack became a key supplier of VFUs. In February 2021, the Company placed a purchase order with Mack amounting to approximately $5.2 million towards the initial production of VFUs during 2021. Since February 2021, the Company increased the purchase order with Mack to approximately $26.5 million towards production of VFUs during 2021 and 2022. The Company believed the supply agreement with Mack would provide the Company with increased scaling capabilities and the ability to meet the potential future demand of its customers more efficiently. The supply agreement contemplated that, following an introductory period, the Company negotiated a minimum percentage of the VFU requirements that the Company purchase from Mack each year based on the agreed-upon pricing formula. The introductory period was not time-based but rather referred to the production of an initial number of units after which the parties have rights to adjust pricing and negotiate a certain minimum requirements percentage. The Company believed this approach would result in both parties making a more informed decision with respect to the pricing and other terms of the supply agreement with Mack. On October 11, 2022, the Company received a $9.4 million invoice from Mack for inventory purchased on the Company’s behalf to build VFUs. As part of the terms of the contract manufacturing agreement, Mack had the contractual right to bill the Company for any inventory that had aged greater than nine months. Due to a slowdown in the demand for the VFUs and the lack of a demand forecast that the Company could provide to the vendor, Mack exercised the right to invoice the Company for the slow-moving inventory. As of December 31, 2022, the Company recognized a contingent liability in the amount of $8.4 million, representing an estimate of the amount payable to Mack with respect to the original Mack purchase agreement, and which was included in accounts payable in the consolidated balance sheet. On March 2, 2023, Mack filed an arbitration action seeking the amounts owed to Mack for purchased inventory. On October 27, 2023, and effective as of October 18, 2023, Mack and the Company entered into a Modification and Settlement Agreement (the “Modification Agreement”) with respect to the dispute rather than engaging in litigation through the courts.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 29, 2024, the Company met its contractual obligations under the terms of the Modification Agreement. In settlement of the dispute, the Company made cash payments of $500,000 and $250,000 to Mack and issued to Mack a warrant to purchase 750,000 shares of the Company’s Common Stock. In the first quarter of 2024, management derecognized the previously recognized contingent liability, resulting in a credit of approximately $5.9 million, recorded within gain on settlement of contingent liabilities, on the consolidated statement of operations.

On August 30, 2024, the Company and Mack entered into an amendment to the Modification Agreement, which modified the payment terms and VFU purchase requirements under the Modification Agreement. Pursuant to the amendment, the Company agreed to make payments of $1.0 million prior to October 31, 2024 (the “October Payment”) and an additional $1.0 million prior to December 31, 2024. The Company has not made the October Payment as of the date hereof, however the Company is working with Mack to extend the date of the October Payment. The Company also agreed to purchase at least 25 VFUs prior to October 31, 2024 and a further 25 VFUs between November 1, 2024 and December 31, 2024. Upon payment in accordance with the terms of the amendment, the Company will be entitled to certain residual inventory in the possession of Mack, and the warrant issued to Mack will be terminated. This matter was settled on December 16, 2024 as a precursor to the Cultivation sale agreement and the corresponding warrants were terminated.

TRC Electronics Litigation

The Company was named as a defendant in a complaint filed by TRC Electronics, Inc. (“TRC”) on April 13, 2023 in the United States District Court for the Eastern District of Pennsylvania. In the complaint, TRC asserts two causes of action against the Company: (1) breach of contract, and (2) promissory estoppel. TRC’s claims are based on allegations that the Company failed to make payments due under three purchase orders for commercial electronics parts. TRC was seeking damages in the amount of $0.5 million, plus attorneys’ fees, costs, and post-judgment interest. This matter was settled in January 2025 for no cost to the Company.

McCutchan, Inc.

In December 2021, the Company entered into a standard form of agreement between Owner and Contractor whereby Valiant Group LLC (“Valiant”) is the general contractor for tenant improvements on certain real property located in Bellevue, Washington (the “Project”). McCutchan, Inc. (“McCutchan”) agreed to be a subcontractor on the Project and engaged various other subcontractors (the “Valiant Agreement”). The Company terminated Valiant as the general contractor for, among other allegations, breach of contract and unjust enrichment. Following the termination of Valiant, in October 2022, the Valiant Agreement was assigned and accepted (the “Assignment”) to Agxion, LLC, a wholly owned subsidiary of the Company. The Assignment contemplates that, as a subcontractor to the Valiant Agreement, McCutchan is still bound to the subcontract agreement and will continue construction operations on the Project. The Company is pursuing Valiant in a separate litigation to collect no less than approximately $1.4 million alleging overbilling, breach of the Valiant Agreement, and violation of Chapter 18.27 and 19.86 of the Revised Code of Washington. On March 5, 2024, McCutchan filed a complaint in the Superior Court of Washington for King County naming the Company, Valiant, and certain related parties as defendants. In the complaint, McCutchan asserts two causes of action against the Company: (1) breach of contract, (2) voidable contract, (3) interference with business or economic expectancy, (4) unjust enrichment, and (5) defamation. McCutchan’s claims are based on allegations of misrepresentations made by the Company to pay McCutchan for work completed on the Project as well as a failure to pay under the Valiant Agreement. In the alternative, McCutchan is alleging the Assignment is void and not a valid contract. McCutchan is seeking to collect no less than $3 million against the Company and all other named defendants. The parties are currently in the discovery process, initial discovery responses were due on November 7, 2024. This matter is subject to the Cultivation sale escrow litigation reserve agreement where the Company was required to fund $1.5 million in January 2025 into escrow for the benefit of settling this and other claims.

Valiant Group LLC

The Company filed two separate complaints against Valiant for overbilling, misrepresentation, and breach of contract for the Treehouse project in Nevada and Hannah Project in Washington. Agrify obtained judgments against Valiant in Nevada for $4.5 million for the Treehouse project and $10.0 million in Washington for the Hannah Project. Agrify has domesticated those judgments in Massachusetts and is seeking to enforce them against Valiant, its successor in interest, Intrepid Investments LLC, and the principals of Valiant. Agrify filed an action for supplementary proceedings to collect on the judgments. The action is in the early stages and there is no guarantee that the court would award the full amount and no guarantee that Agrify would be able to successfully collect the full amount. This matter is subject to the Cultivation sale escrow litigation reserve agreement where the Company was required to fund $1.5 million in January 2025 into escrow for the benefit of settling this and other claims.

AGRIFY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Litigation

In September 2023, the Company settled a legal dispute with a specific customer that resulted in the recognition of a gain of approximately $0.9 million, of which $0.3 million was paid in October 2023, with the remaining approximate $0.6 million to be paid in equal monthly installments, beginning in January, 2024. This gain was recognized as part of other income, net, per the consolidated statement of operations for the year ended December 31, 2023, with the approximate $0.9 million receivable balance recognized as part of prepaid expenses and other current assets, per the consolidated balance sheet, as of December 31, 2023. The settlement also resulted in the return of equipment to the Company in October 2023.

The Company is currently pursuing 10 separate legal proceedings in attempting to collect approximately $1.8 million outstanding receivables. The Company is not confident that all legal proceedings and collection efforts will yield in positive results or return of equipment.

On April 25, 2024, Medical Investor Holdings, LLC dba Vertical Companies (“MIH”) filed a complaint against Agrify demanding $0.3 million. MIH purchased an XMU hydrocarbon extraction system from Precision in October 2021. MIH chose not to include installation and training in the original purchase but is now having problems with this equipment resulting in the claims against Precision, now owned by the Company. This case was dismissed without prejudice by opposing counsel on August 1, 2024.

The Company is also a defendant or plaintiff in a variety of other litigation matters that are individually insignificant. The timing and amount of any settlements, including potential payments made or received, is uncertain. Nonetheless, management currently estimates that the Company’s aggregate net loss exposure with respect to these cases is within the range of approximately $150 thousand to $300 thousand. Given the Company has determined these losses are probable of occurring and reasonably estimable, an accrual was recorded in the amount of $150 thousand within general and administrative expenses within the consolidated statement of operations.

On February 9, 2022, a former sales Vice President of the Company filed suit against the Company claiming he is owed back wages, commission and is entitled to equity in the company, under theories of liability under Massachusetts labor laws including retaliation, breach of contract, breach of covenant of good faith and fair dealing, fraudulent inducement, tortious interference and unjust enrichment. The Company filed its answer to the initial complaint in January 2023. The Company believes this is a meritless claim and has responded to various discovery requests. Discovery is ongoing and a final pretrial conference is presently scheduled for April 10, 2025.

Commitments

Mack Molding Co.

The Modification Agreement with Mack referenced above resulted in the Company entering a purchase commitment with Mack pursuant to which the Company was contractually obligated to purchase a minimum of 25 VFUs per quarter for each quarter during 2024 and a minimum of 50 VFUs per quarter for the six quarters beginning with the first quarter of 2025, at a per VFU price of $14,000. The Company made payment and took collection of 25 VFUs in the second quarter of 2024. The Company also granted Mack a second lien position on all Agrify assets.

On August 30, 2024, the Company entered into an amendment to the Modification Agreement with Mack, which modified the payment terms and VFU purchase requirements under the Modification Agreement. Pursuant to the amendment, the Company agreed to make the October Payment of $1.0 million and an additional $1.0 million prior to December 31, 2024. The Company has not made the October Payment as of the date hereof, however the Company is working with Mack to extend the date of the October Payment. The Company also agreed to purchase at least 25 VFUs prior to October 31, 2024 and a further 25 VFUs between November 1, 2024 and December 31, 2024. This commitment was satisfied on December 16, 2024 as a precursor to the Purchase Agreement with CP.

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

The following table describes the net purchasing (sales) activity with entities identified as related parties to the Company:

	Year Ended December 31,
(In thousands)	2024	2023
Green Thumb Industries	$1	$—

The following table summarizes net related party payable as of December 31, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2024	2023
Green Thumb Industries	$(10,487)	$—

On July 12, 2023, the Company issued an unsecured promissory note in favor of GIC, an entity that is owned and managed by the Company’s former Chairman and Chief Executive Officer.

On October 27, 2023, CP, an entity affiliated with and controlled by former Company’s Chairman and Chief Executive Officer, purchased the Exchange Note and the Convertible Note. In addition, the Company issued to CP a Junior Secured Note. Refer to Note 10 - Debt for further disclosure related to this Related Party Note including related transactions occurring during the years ended December 31, 2024 and 2023.

Green Thumb Convertible Note

On November 5, 2024, the Company issued the Green Thumb Note to Investor. For further discussion on the note, refer to Note 10.

In addition to the Note, the related party shared services agreement charges are included in the $10,487 balance.

Note 20 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued.