Form 10-K/A
period 2024-12-31
Agrify Corp
filed 2025-03-28
CIK 1800637

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Agrify Corporation (“the Company”) for the year ended December 31, 2024, initially filed with the Securities and Exchange Commission on March 21, 2025 (the “Original Filing”).

The financial statement values and related footnotes have not changed from the Original Filing.

This Amendment No. 1 is being filed solely to update the audit reports and consents provided by the registrant’s current and former independent registered public accounting firms, as it relates to the 2023 retroactive application of the reverse stock split the Company completed on October 8, 2024 . The Company engaged GuzmanGray subsequent to the Original Filing to audit the 2023 retroactive application of this reverse stock split. Upon the completion of the work, GuzmanGray dual dated their audit opinion to cover the additional scope of work, which remains unqualified.

This Amendment does not reflect events occurring after the filing of the Original Filing, does not update disclosures contained in the Original Filing and does not modify or amend the Original Filing except as specifically described above.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of Item 15. Exhibits, Financial Statements and Schedules, and certifications of the Company’s principal executive officer and principal financial officer required under Items 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the date of this Amendment, as well as updated inline XBRL exhibits.

TABLE OF CONTENTS

		Page
PART IV

Item 15.	Exhibits and Financial Statement Schedules	1

Signatures		6

i

PART IV

Item 15. Exhibits, Financial Statements and Schedules.

(a)	Financial Statements:

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

4.20	Senior Secured Amended, Restated and Consolidated Convertible Promissory Note dated January 25, 2024 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024).

4.21	Second Amended and Restated Junior Secured Promissory Note dated January 25, 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024).
4.22	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2024).
4.23	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2024).
4.24	Amendment No. 1 to Senior Secured Amended, Restated and Consolidated Convertible Note between Agrify Corporation and CP Acquisitions, LLC (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2024).
4.25	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2024).
4.26	Third Amended and Restated Junior Secured Convertible Promissory Note dated as of May 21, 2024 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2024).
4.27	Amendment to Pre-Funded Comon Stock Purchase Warrant between Agrify Corporation and CP Acquisitions, LLC dated as of June 30, 2024 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2024).
4.28	Amendment to Pre-Funded Comon Stock Purchase Warrant between Agrify Corporation and GIC Acquisitions, LLC dated as of June 30, 2024 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2024).
4.29	Junior Secured Convertible Promissory Note dated as of August 14, 2024 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2024).
4.30	Amendment No. 1 to Junior Secured Convertible Promissory Note, dated as of October 18, 2024 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2024).
4.31	Secured Amended, Restated and Consolidated Convertible Note (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2024).
4.32	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2024).
4.33	Pre-Funded Warrant dated December 12, 2024 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2024).
10.1	Operating Agreement of Agrify-Valiant, LLC dated December 8, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.2	Distribution Agreement dated June 7, 2019 between the Registrant and Bluezone Products, Inc.± (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.3	Distribution Agreement dated March 9, 2020 between the Registrant and Enozo Technologies Inc.± (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.4	Purchase Agreement dated as of July 28, 2020 between the Registrant and 4D Bios Inc.± (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)

10.5†	Employment Agreement dated as of January 4, 2021 between the Registrant and Raymond Chang (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2021)
10.6†	2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.7	Intellectual Property Assignment and Transfer Agreement by and among the Registrant, Agrify Brands, LLC and The Holden Company effective as of January 1, 2020 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.8	Supply Agreement by and among the Registrant and Mack Molding Co. dated December 7, 2020 ± (incorporated by reference to Exhibit 10.15 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)
10.9	Amended and Restated Operating Agreement of Agrify Brands, LLC effective as of August 12, 2020 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
10.10	Form of Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 2021)
10.11†	Employment Agreement, dated as of November 10, 2021, between the Registrant and Timothy Oakes † (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2021)
10.12±	Form of Securities Purchase Agreement, dated as of January 25, 2022, between the Registrant and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022
10.13±	Form of Securities Purchase Agreement, dated as of March 14, 2022, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2022)
10.14†	Agrify Corporation 2022 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 29, 2022)
10.15†	Agrify Corporation 2022 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 29, 2022)
10.16†	Separation Agreement of Thomas Massie, dated as of July 8, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
10.17†	Employment Agreement, dated as of July 14, 2022, between the Registrant and Stuart Wilcox (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).
10.18±	Exchange Agreement, dated as of August 18, 2022, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).
10.19±	Equity Distribution Agreement, dated as of October 18, 2022, between the Registrant and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2022).
10.20†	Employment Agreement, dated as of July 25, 2022, between the Registrant and Timothy Hayden (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2023)
10.21±	Exchange Agreement, dated as of March 8, 2023, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2023)
10.22	Company and Investor Acknowledgment, dated as of October 27, 2023, between the Registrant and CP acquisitions LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
10.23	Letter Agreement, dated as of October 27, 2023, between the Registrant and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
10.24±	Modification Agreement, effective as of October 18, 2023, between the Registrant and Mack Molding Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)
10.25±	Purchase Agreement, dated as of August 28, 2024, by and between Agrify Corporation and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2024)

10.26	Registration Rights Agreement, dated as of August 28, 2024, by and between Agrify Corporation and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2024)
10.27	Amendment to Pre-Funded Common Stock Purchase Warrant, dated as of August 28, 2024, by and between Agrify Corporation and CP Acquisitions, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2024)
10.28	Amendment to Pre-Funded Common Stock Purchase Warrant, dated as of August 28, 2024, by and between Agrify Corporation and GIC Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2024)
10.29	First Amendment to Modification and Settlement Agreement, dated as of August 30, 2024, by and between Agrify Corporation and Mack Molding Company. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2024)
10.30	Amendment to Pre-Funded Common Stock Purchase Warrant, dated as of September 27, 2024, by and between Agrify Corporation and CP Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2024)
10.31	Amendment to Pre-Funded Common Stock Purchase Warrant, dated as of September 27, 2024, by and between Agrify Corporation and GIC Acquisition LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2024)
10.32	Severance Agreement, dated November 5, 2024, between Agrify Corporation and Raymond Chang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2024)
10.33	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2024)
10.34	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2024)
14.1	Code of Ethics of Agrify Corporation Applicable To Directors, Officers And Employees (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)
16.1	Letter from MATSUURA regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2024).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Current Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2025)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2025)
23.1*	Consent of GuzmanGray, Independent Registered Public Accounting Firm
23.2*	Consent of Marcum LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Agrify Corporation Clawback policy (incorporated by reference to Exhibit 97.1 to the Registration’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 4, 2024, as amended on April 29, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

±	Certain information has been omitted from this exhibit in reliance upon Item 601(a)(5) of Regulation S-K.

†	Indicates a management contract, compensatory plan, or arrangement.

#	Certain confidential portions of this exhibit were omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K because the identified confidential portions (i) are not material and (ii) are customarily and actually treated as private or confidential by the Company.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRIFY CORPORATION

Date: March 27, 2025	By:	/s/ Benjamin Kovler
Benjamin Kovler
Chairman and Interim Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Benjamin Kovler	Chairman and Interim Chief Executive Officer and Director	March 27, 2025
Benjamin Kovler	(Principal Executive Officer)

/s/ Brad Asher	Chief Financial Officer	March 27, 2025
Brad Asher	(Principal Financial and Accounting Officer)

/s/ Krishnan Varier	Director	March 27, 2025
Krishnan Varier

/s/ Timothy Mahoney	Director	March 27, 2025
Timothy Mahoney

/s/ Max Holtzman	Director	March 27, 2025
Max Holtzman

/s/ Armon Vakili	Director	March 27, 2025
Armon Vakili

/s/ Peter Shapiro	Director	March 27, 2025
Peter Shapiro

/s/ Sanjay Tolia	Director	March 27, 2025
Sanjay Tolia

AGRIFY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Agrify Corporation and Subsidiaries

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

The consolidated financial statements of the Company as of December 31, 2023, before the retrospective adjustments described in Notes 1 and 6, were audited by other auditors whose report, dated April 15, 2024, expressed an unqualified opinion on those statements. We have audited those retrospective adjustments to the 2023 consolidated financial statements, as reported in the financial statements as of and for the year ended December 31, 2024, related to discontinued operations and the reverse stock split on October 8, 2024, as described in Notes 1 and 6. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures related to the Company’s 2023 consolidated financial statements other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements as a whole.

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

Costa Mesa, California

March 21, 2025, except for the retroactive adjustments of the reverse stock split referenced above, which is dated March 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Agrify Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited, before the effects of the discontinued operations discussed in Note 1 and Note 6 and a reverse stock split discussed in Note 1, the accompanying consolidated balance sheet of Agrify Corporation and Subsidiaries (the “Company”) as of December 31, 2023 and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, before the effects of the discontinued operations discussed in Note 1 and Note 6 and a reverse stock split discussed in Note 1, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the effects of the discontinued operations discussed in Note 1 and Note 6 or the reverse stock split discussed in Note 1 to the consolidated financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2019 to 2024.

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