Form 10-Q
period 2025-03-31
Agrify Corp
filed 2025-05-09
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-39946

AGRIFY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	30-0943453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2220 Hicks Road Suite 210

Rolling Meadows, IL 60008

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

As of April 28, 2025, the registrant had 1,952,014  shares of Common Stock, $0.001 par value per share outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$24,449	$31,170
Accounts receivable, net	381	30
Inventory, net	738	500
Prepaid expenses and other current assets	1,374	398
Current assets associated with discontinued operations	233	2,596
Total current assets	27,175	34,694
Goodwill	9,713	9,713
Intangible assets	8,616	8,900
Non-current assets associated with discontinued operations	120	715
Total assets	$45,624	$54,022
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,118	$825
Accrued expenses and other current liabilities	3,623	4,090
Long-term debt, current	615	522
Related party debt, current	10,000	10,000
Current liabilities associated with discontinued operations	2,857	9,242
Total current liabilities	18,213	24,679
Warrant liabilities	589	996
Long-term debt, net of current	-	1
Non-current liabilities associated with discontinued operations	-	257
Total liabilities	18,802	25,933
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common Stock, $0.001 par value per share, 35,000,000 shares authorized; 1,952,014 and 1,952,032 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2	2
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	-	-
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	-	-
Additional paid-in capital	335,989	335,400
Accumulated deficit	(309,169)	(307,543)
Total stockholders’ equity attributable to Agrify Corporation	26,822	27,859
Non-controlling interests	-	230
Total stockholders’ equity	26,822	28,089
Total liabilities and stockholders’ equity	$45,624	$54,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three months ended March 31,
	2025	2024
Revenue	$538	$-
Cost of goods sold	448	-
Gross profit	90	-

Selling, general and administrative	3,791	1,552
Research and development	-	275
Change in contingent consideration	-	(2,180)
Total operating expenses	3,791	(353)

Operating (loss) income from continuing operations	(3,701)	353

Interest income (expense), net	1	(100)
Change in fair value of warrant liabilities	407	873
Other income, net	19	-
Total other income, net	427	773

(Loss) income from continuing operations before income taxes	(3,274)	1,126
Income tax provision	-	-
(Loss) income from continuing operations, net of income taxes	(3,274)	1,126

(Loss) income from discontinued operations	(1,918)	3,110
Gain on disposal of Extraction business	3,566	-
Income tax effect on discontinued operations	-	-
Income from discontinued operations, net of income taxes	1,648	3,110

Net (loss) income	(1,626)	4,236
Income (loss) attributable to non-controlling interest	-	-
Net (loss) income attributable to Agrify Corporation	$(1,626)	$4,236

Net (loss) income per share:
Basic (loss) income per share
Continuing operations	$(1.68)	$2.45
Discontinued operations	0.85	6.76
Net (loss) income per share attributable to Common Stockholders – basic (1)	$(0.83)	$9.21
Diluted (loss) income per share
Continuing operations	$(1.68)	$1.18
Discontinued operations	0.85	2.60
Net (loss) income per share attributable to Common Stockholders – diluted (1)	$(0.83)	$3.78
Weighted average common shares outstanding - basic (1)	1,952,022	460,133
Weighted average common shares outstanding - diluted (1)	1,952,022	1,197,891

(1)	Periods presented have been adjusted to retroactively reflect the 1-for-15 reverse stock split on October 8, 2024. Additional information regarding reverse stock splits may be found in Note 1 – Overview, Basis of Presentation, and Significant Accounting Policies, included in the notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands)

	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’ Equity attributable	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	to Agrify	Interests	Equity
Balance at January 1, 2025	1,952,032	$2	$335,400	$(307,543)	$27,859	$230	$28,089
Stock-based compensation	—	—	589	—	589	—	589
Cancellation of common shares	(18)	—	—	—	—	—	—
Impairment of non-controlling interests	—	—	—	—	—	(230)	(230)
Net loss	—	—	—	(1,626)	(1,626)	—	(1,626)
Balance at March 31, 2025	1,952,014	$2	$335,989	$(309,169)	$26,822	$—	$26,822

	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’ Deficit attributable	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	to Agrify	Interests	Equity
Balance at January 1, 2024	113,416	$—	$250,857	$(265,797)	$(14,940)	$230	$(14,710)
Stock-based compensation	—	—	490	—	490	—	490
Issuance of Common Stock and pre-funded warrants through public offering	184,000	—	2,123	—	2,123	—	2,123
Issuance of held-back shares from Sinclair acquisition	39	—	—	—	—	—	—
Cashless exercise of high trail warrants	208,814	—	—	—	—	—	—
Exercise of pre-funded warrants issued through public offering	200,667	—	3	—	3	—	3
Conversion of convertible note	178,109	—	1,731	—	1,731	—	1,731
Deemed contribution from troubled debt restructuring with related party	—	—	676	—	676	—	676
Stock split share adjustment	1	1	(1)	—	—	—	—
Net income	—	—	—	4,236	4,236	—	4,236
Balance at March 31, 2024	885,046	$1	$255,879	$(261,561)	$(5,681)	$230	$(5,451)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(1,626)	$4,236
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	336	406
Lease expense	64	—
Impairment of right-of-use assets	24	—
Stock-based compensation expense	589	490
Change in fair value of warrant liabilities	(407)	(873)
Change in provision for credit losses, net	111	312
Change in provision for inventory	—	(415)
Loss on inventory write-down	24	—
(Gain) loss on disposal of property and equipment	(2)	2
Change in contingent consideration		(2,180)
Gain on settlement of contingent liability	—	(5,935)
Gain on disposal of Extraction business	(3,566)	—
Changes in operating assets and liabilities:
Accounts receivable	(335)	296
Inventory	662	861
Prepaid expenses and other current assets	(519)	2,321
Operating lease right-of-use assets	—	152
Other non-current assets	—	42
Accounts payable	(64)	(2,056)
Accrued expenses and other current liabilities	(788)	(268)
Operating lease liabilities	(52)	(143)
Contract liabilities	(1,171)	(235)
Net cash and cash equivalents used in operating activities	(6,720)	(2,987)

Cash flows from investing activities:
Purchases of property and equipment	—	(2)
Proceeds from repayment of loan receivable	—	330
Net cash and cash equivalents provided by investing activities	—	328

Cash flows from financing activities:
Proceeds from issuance of Common Stock	—	2,123
Proceeds from exercise of pre-funded warrants	—	3
Proceeds from issuance of related party notes	—	355
Payments on insurance financing loans	—	(157)
Repayments of notes payable	(1)	—
Net cash and cash equivalents (used in) provided by financing activities continuing operations	(1)	2,324
Net decrease in cash and cash equivalents	(6,721)	(335)
Cash and cash equivalents at the beginning of period	31,170	430
Cash and cash equivalents of discontinued operations, beginning of period	$—	$—
Cash and cash equivalents of discontinued operations, end of period	—	—
Cash and cash equivalents at the end of period	$24,449	$95

Supplemental disclosures
Cash paid for interest	—	47
Supplemental disclosure of non-cash investing and financing activities
Reclassification of accounts payable to notes payable	$93	$—
Cashless exercise of liability classified warrants	$—	$3
Financing of prepaid insurance	$—	$17
Contribution from troubled debt restructuring with related party	$—	$676
Conversion of convertible notes into equity	$—	$1,731
Consolidation of related party debt	$—	$4,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Overview, Basis of Presentation and Significant Accounting Policies

Description of Business

Agrify Corporation (together with its subsidiaries, the “Company”) is a developer of branded innovative solutions for the cannabis and hemp industries. The Company’s Señorita brand offers consumers hemp-derived tetrahydrocannabinol (“THC”) beverages that mirror well-known cocktails like a margarita – in three flavors – classic Lime Jalapeño Margarita, Mango Margarita, and Paloma. Known for its clean, fresh taste and commitment to high-quality, natural ingredients, Señorita offers a low-sugar, low-calorie alternative to alcoholic beverages and is available at top retailers including Total Wine, ABC Fine Wine & Spirits, and Binny’s in ten states in the United States and Canada, with plans for expansion and future availability in premier on-premises destinations.

Agrify has also historically been a leading provider of innovative cultivation and extraction solutions for the cannabis industry. Prior to the exit of the extraction business on March 30, 2025, the Company’s comprehensive extraction product line (“the Extraction Business”), which included hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowered producers to maximize the quantity and quality of extract required for premium concentrates. Additionally, prior to its sale on December 31, 2024, our proprietary micro-environment-controlled Agrify Vertical Farming Units(“VFUs”) enabled cultivators to produce high quality products for the cannabis industry.

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

On December 31, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with CP Acquisitions, LLC (“CP”), an entity affiliated with Raymond Chang, the Company’s former Chairman and Chief Executive Officer. Under the Purchase Agreement, CP acquired assets from the Company relating to the Company’s VFUs, including the related Agrify total-turnkey (“TTK”) solution assets and Agrify InsightsTM software solutions (collectively the “Cultivation Business”). The sale of the Cultivation Business occurred following signing on December 31, 2024. The results of the Cultivation Business are presented as discontinued operations in the Condensed Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Cultivation Business associated with discontinued operations in the Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024. In connection with the reclassification as discontinued operations, the assets and liabilities were remeasured to fair value less cost to sell as of March 31, 2025. The balances as of December 31, 2024 reflect historical carrying values, without remeasurement. For further discussion on the discontinued operations, refer to Note 6 of this Quarterly Report on Form 10-Q (this “Quarterly Report”).

On March 30, 2025, the Company approved the winding down of the Extraction Business by March 31, 2025, including but not limited to, the sale or other disposal of all remaining assets constituting the Extraction Business, the cessation of all business operations related to the Extraction Business, the termination of any outstanding contracts related to the Extraction Business, and termination of any employees primarily involved in the Extraction Business. The results of the Extraction Business are presented as discontinued operations in the Condensed Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Extraction Business associated with discontinued operations in the Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024. In connection with the reclassification as discontinued operations, the assets and liabilities were remeasured to fair value less cost to sell as of March 31, 2025. The balances as of December 31, 2024 reflect historical carrying values, without remeasurement. For further discussion on the discontinued operations, refer to Note 6.

Nasdaq Deficiency Notice

On January 30, 2024, the Company received formal notice that the Nasdaq Hearings Panel (the “Panel”) of the Nasdaq Stock Market LLC (“Nasdaq”) had granted the Company’s request for an exception through April 15, 2024 to evidence compliance with the Nasdaq Listing Rule 5550(b)(1) (the “Listing Rule 5550(b)(1)”), which was subsequently extended to May 15, 2024. As a result of the conversion of a convertible note and a junior note held in favor of CP, the Company regained compliance with the stockholders’ equity requirement, On May 28, 2024, the Company received formal written notice from Nasdaq confirming that the Company had regained compliance with the minimum stockholders’ equity requirement as set forth in Listing Rule 5550(b)(1).

On March 5, 2024, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) notifying the Company that, for the last 30 consecutive business days, the bid price for the Company’s Common Stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Stock Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). The Notice had no immediate effect on the listing of the Company’s Common Stock on Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days to regain compliance with the Minimum Bid Requirement. The compliance period for the Company expired on September 3, 2024. On September 4, 2024, the Staff notified the company in writing that it was eligible for an additional 180-day compliance period, or until March 3, 2025, to regain compliance with the Minimum Bid Requirement. On October 8, 2024, the Company completed a 1-for-15 reverse stock split of its Common Stock, in which each fifteen shares of Common Stock issued and outstanding was combined and converted into one share of Common Stock to regain compliance with the Minimum Bid Requirement. On October 22, 2024, the Staff notified the Company that it had regained compliance with the Minimum Bid Requirement.

Basis of Presentation and Principles of Consolidation

These interim condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for a fair presentation of these unaudited condensed consolidated financial statements have been included. The results reported in the unaudited condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 21, 2025, as amended on March 28, 2025 (the “Form 10-K”). The December 31, 2024 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2024, retrospectively adjusted for discontinued operations.

Accounting for Wholly-Owned Subsidiaries

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly-owned Subsidiaries, as described above, in accordance with the provisions required by Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”) of the Financial Accounting Standards Board (“FASB”). The Company includes results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances are eliminated.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate estimates, which include estimates related to accruals, stock-based compensation expense, reported amounts of revenues and expenses during the reported period, fair value of warrant liabilities, sales tax liabilities, valuation of deferred tax assets, net realizable value of inventory, intangible assets, goodwill, and litigation. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

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

Reclassifications

The Company effected a 1-for-20 reverse stock split of its Common Stock on July 5, 2023 and a 1-for-15 reverse stock split of its Common Stock on October 8, 2024. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented unless otherwise indicated. The shares of Common Stock retained a par value of $0.001 per share. Accordingly, the Stockholders’ equity (deficit) section of the condensed consolidated balance sheets reflects the reverse stock split by reclassifying from Common Stock to additional paid-in capital an amount equal to the par value of the decreased shares resulting from the reverse stock split.

Certain amounts in the condensed consolidated financial statements related to the prior years have been reclassified to conform to the current year’s presentation.

Discontinued Operations

On December 31, 2024, the Company entered into and closed the Purchase Agreement with CP. Under the Purchase Agreement, CP acquired assets from the Company relating to the Cultivation Business. On March 30, 2025, the Company discontinued the Extraction Business.

As the sale of the Cultivation Business and the exit of the Extraction Business represented strategic shifts that will have a major effect on the Company’s operations and financial results, they have been presented in discontinued operations in accordance with ASC 205, Presentation of Financial Statements, separate from continuing operations for the three months ended March 31, 2025 and 2024, and as of March 31, 2025 and December 31, 2024, as applicable. For further discussion, refer to Note 6 of this Quarterly Report.

Accounts Receivable, Net

Accounts receivable, net, primarily consists of amounts for goods and services that are billed and currently due from customers. In accordance with the current expect credited loss (“CECL”) impairment model under Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), accounts receivable balances are presented net of an allowance for credit losses, which are an estimate of billed or borrowed amounts that may not be collectible. In determining the amount of the allowance at each reporting date, management makes judgments about general economic conditions, historical write-off experience, and any specific risks identified in customer or borrower collection matters, including the aging of unpaid accounts receivable and changes in customer or borrower financial conditions. Accounts and loans receivable balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for credit losses are recorded as general and administrative expenses in the unaudited condensed consolidated statements of operations.

Concentration of Credit Risk and Significant Customer

Financial instruments that potentially subject the Company to a concentration of credit risk primarily consist of cash, cash equivalents, and accounts receivable. Cash equivalents primarily consist of money market funds with original maturities of three months or less, which are invested primarily with U.S. financial institutions. Cash deposits with financial institutions generally exceed federally insured limits. Management believes minimal credit risk exists with respect to these financial institutions and the Company has not experienced any losses on such amounts.

For the three months ended March 31, 2025, the Company had four customers that accounted for 10% or more of the total revenue from continuing operations. These customers represented between 10% and 26% each of total revenue from continuing operations for the period. For the three months ended March 31, 2024, the Company had no revenue from continuing operations and therefore no customer represented a significant portion of revenue from continuing operations.

As of March 31, 2025, four of the Company’s customers discussed above also accounted for between 15% and 37% each of accounts receivable. As of December 31, 2024, one customer accounted for 100% of total accounts receivable.

Inventories

The Company values all its inventories, which consist primarily of finished goods and raw materials, at the lower of cost or net realizable value, with cost principally determined by the weighted-average cost method on a first-in, first-out basis. Write-offs of potentially slow-moving or damaged inventory are recorded through specific identification of obsolete or damaged material. The Company takes a physical inventory count at least once annually at all significant inventory locations.

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

Issued or modified warrants that meet all of the criteria for equity classification are recorded as a component of additional paid-in capital at the time of issuance. Issued or modified warrants that are precluded from equity classification are recorded as a liability at their initial fair value on the date of issuance and subject to remeasurement on each balance sheet date with changes in the estimated fair value of the warrants to be recognized as an unrealized gain or loss in the unaudited condensed consolidated statements of operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, contingent consideration, operating lease liabilities, long-term debt, related party debt, and warrant liabilities. Refer to Note 4 - Fair Value Measures, included elsewhere in the notes to the unaudited condensed consolidated financial statements for details of the Company’s financial instruments.

Revenue Recognition

Overview

The Company generates revenue from continuing operations through the sale of hemp-derived beverages. In accordance with ASC Topic 606, Revenue Recognition (“ASC 606”), revenue is recognized through a five-step model, as outlined below:

●	Identify the customer contract: A customer contract is identified when there is mutual approval and commitment between the Company and its customer, the rights and obligations are clear, payment terms are set, the contract has commercial substance, and collectability is probable. Written or electronic signatures on contracts and purchase orders are obtained if such orders are issued in the normal course of business by the customer.

●	Identify performance obligations that are distinct: The Company identifies distinct performance obligations in each contract. A performance obligation is considered distinct if the customer can benefit from the good or service on its own or with readily available resources, and if it is separately identifiable from other promises in the contract. The Company’s revenue-generating activities typically have a single performance obligation.

●	Determine the transaction price: The transaction price is the amount of consideration the Company expects to receive in exchange for the sale of the product. This amount is determined excluding sales taxes collected on behalf of government agencies and net of any sales discounts, incentives, and returns.

●	Allocate the transaction price to distinct performance obligations: The transaction price is allocated to each distinct performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services provided. If a contract involves multiple performance obligations, each is accounted for separately if distinct, and the SSP reflects the price the Company would charge if the good or service were sold separately in similar circumstances and to similar customers.

●	Recognize revenue as the performance obligations are satisfied: Revenue is recognized when control of the product transfers to the customer, typically upon delivery or shipment, as the customer assumes the risks and rewards of ownership. Payment terms vary by customer, but the time between revenue recognition and payment due is generally not significant. For products sold under consignment arrangements, revenue is recognized only when control is transferred to the end customer. The Company does not maintain a specific reserve for returns due to the limited circumstances under which returns are permitted in customer agreements. Payments for slotting, listing fees, or other marketing or promotional activities, where legally permitted, are recorded as a reduction in revenue unless a distinct good or service is received in exchange.

Net (Loss) Income Per Share

The Company presents basic and diluted net (loss) income per share attributable to Common Stockholders in conformity with the one-class method. The Company computes basic (loss) income per share by dividing net (loss) income available to Common Stockholders by the weighted-average number of Common Stock outstanding. Diluted (loss) income per share adjusts basic loss per share for the potentially dilutive impact of convertible notes, stock options, restricted stock units and warrants. For the three months ended March 31, 2024, the Company adjusts the net income available to common stockholders and the weighted average common stock outstanding for the effective of dilutive securities as presented within Note 15 – Net (Loss) Income Per Share. As the Company has reported losses for the three months ended March 31, 2025, all potentially dilutive securities including convertible notes, stock options, restricted stock units and warrants, are anti-dilutive, and accordingly, basic net loss per share equals diluted net loss per share for those periods.

Net (loss) income per share calculations for all periods have been adjusted to reflect the reverse stock splits effected on July 5, 2023 and October 8, 2024.

Recently Adopted Accounting Pronouncements

On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard applies to all entities subject to income taxes and is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company adopted this new standard on January 1, 2025 and the effect of this guidance will be reflected in the financial statements for the year ended December 31, 2025.

Recently Announced Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This guidance requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. Adoption can be on a prospective or retrospective basis. The Company is currently evaluating the disclosure impact that ASU 2024-04 may have on its condensed consolidated financial statement presentation and disclosures.

Other recent accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

Note 2 — Revenue and Contract Liabilities

Revenue

The Company generates revenue in continuing operations from hemp-derived beverage sales.

For the three months ended March 31, 2025, all of the Company’s revenue from continuing operations is transferred at a point-in-time and relates to hemp-derived beverages. For the three months ended March 31, 2024, there was no revenue from continuing operations.

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

Note 3 — Supplemental Condensed Consolidated Balance Sheet Information

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(In thousands)	2025	2024
Accounts receivable, gross	$381	$30
Less allowance for credit losses	—	—
Accounts receivable, net	$381	$30

There is nil allowance for credit losses as of March 31, 2025 and December 31, 2024.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(In thousands)	2025	2024
Prepaid expenses, other	$746	$142
Prepaid materials	451	—
Prepaid insurance	106	86
Other receivables	71	170
Total prepaid expenses and other current assets	$1,374	$398

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(In thousands)	2025	2024
Accrued consulting fees	$1,633	$383
Compensation related fees	926	1,112
Accrued professional fees	171	802
Accrued interest expense	411	161
Other current liabilities	180	—
Sales tax payable	4	4
Litigation reserve	298	1,628
Total accrued expenses and other current liabilities	$3,623	$4,090

During the three months ended March 31, 2025, the company paid $1.5 million into escrow related to Cultivation Sale Agreement. See related legal matters in Note 16.

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

At March 31, 2025 and December 31, 2024, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2025				December 31, 2024
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$—	$—	$589	$589	$—	$—	$996	$996
Total liabilities	$—	$—	$589	$589	$—	$—	$996	$996

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, accounts receivable, contingent consideration, operating lease liabilities, long-term debt, related party debt, and warrant liabilities. Fair value information for each of these instruments as well as other balances of the Company are as follows:

●	Cash and cash equivalents approximate their fair value based on the short-term nature of these instruments.

●	Accounts receivable are presented net of an allowance for estimated credit losses, which approximates fair value.

●	The carrying value of lease liabilities approximates fair value due to the implicit discount rates used in the determination of the lease liabilities being consistent with the Company’s incremental borrowing rates at the time of lease inception and accounting for the duration of the leases.

●	Long-term debt and related party debt, including the debt that has undergone troubled debt restructuring, is carried at amortized cost, dictated by the prevailing market interest rates at the time of each transaction in accordance with ASC Topic 470, Debt (“ASC 470”).

●	The Company’s warrant liabilities are marked-to-market each reporting period with the changes in fair value of warrant liabilities recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations until the warrants are exercised. The fair value of the warrant liabilities is estimated using a Black-Scholes option-pricing model.

●	The Company has pre-funded warrants issued to a related party. As of result of the latest amendment executed as of December 31, 2024, the warrants met the requirements for equity classification and were marked to fair value as of December 31, 2024. The warrants will not be marked to fair value on a recurring basis.

Warrant Liabilities

The estimated fair value of the warrant liabilities on March 31, 2025 and December 31, 2024 is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values that represent the Company’s best estimate. The volatility rate is determined utilizing the Company’s own share price and the share price of competitors over time.

However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The following table summarizes the Company’s assumptions used in the valuations as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Stock price	$17.55	$28.99
Exercise price	$0.14 - $22,440.00	$0.14 - $22,440.00
Expected term (in Years)	1.83 - 2.89	2.08 - 3.14
Volatility	171.0%	171.0%
Discount rate - treasury yield	3.89%	4.27%

The following table (in thousands) sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the three months ended March 31, 2025 and for the year ended December 31, 2024:

(In thousands)	Three months ended March 31, 2025	For the year ended December 31, 2024
Warrant liabilities - beginning of period	$996	$1,290
Initial fair value of warrant liabilities	—	5,601
Exercise of warrants	—	(3,026)
Reclassification of warrant liabilities to equity	—	(20,771)
Change in estimated fair value	(407)	17,902
Warrant liabilities end of period	$589	$996

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

Inventory consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(In thousands)	2025	2024
Finished goods	442	500
Raw materials	$250	$—
Packaging materials	70	—
Inventory, gross	762	500
Inventory reserves	(24)	—
Total inventory, net	$738	$500

Inventory Reserves

The Company establishes an inventory reserve for obsolete, slow moving, and defective inventory. The Company calculates inventory reserves for obsolete, slow moving, or defective items as the difference between the cost of inventory and its estimated net realizable value. The reserves are based upon management’s expected method of disposition.

Note 6 – Discontinued Operations

Cultivation Business Discontinued Operations

On December 31, 2024, the Company executed and closed the Purchase Agreement with CP for the sale of assets relating to the Company’s Cultivation Business. The consideration for the sale of the Cultivation Business consisted of the assumption by CP of all the Company’s secured indebtedness currently held by CP with an aggregate amount of principal and accrued interest of approximately $7 million, as well as certain other liabilities related to the Cultivation Business. The sale represents efforts to strategically shift the Company’s direction to focus on its hemp-related business operations. As a result, the Cultivation Business has been presented as discontinued operations in the condensed consolidated financial statements for all periods presented.

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

The assets and liabilities associated with discontinued operations with respect to the Cultivation Business consisted of the following as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024
(In thousands)
Assets
Current assets:
Prepaid expenses and other current assets	$—	$62
Current assets associated with discontinued operations	—	62
Total assets associated with discontinued operations	$—	$62
Liabilities
Current liabilities:
Accounts payable	$70	$2
Accrued expenses and other current liabilities	—	47
Current liabilities associated with discontinued operations	70	49
Total liabilities associated with discontinued operations	$70	$49

The following table summarizes the Company’s income from discontinued operations of the Cultivation Business for the three months ended March 31, 2025 and 2024, respectively:

	For the three months ended March 31,
	2025	2024
(In thousands)
Revenue	$—	$(60)
Cost of goods sold	—	654
Gross loss	—	(714)

Selling, general and administrative	175	975
Gain on settlement of contingent liabilities	—	(5,935)
Total operating (loss) income	175	(4,960)

Operating (loss) income from discontinued operations	(175)	4,246

Net (loss) income from discontinued operations	(175)	4,246
Income tax effect on discontinued operations	—	—
(Loss) income from discontinued operations, net of income taxes	$(175)	$4,246

The condensed consolidated statements of cash flows include continuing operations and discontinued operations.

The following table summarizes the depreciation and amortization of long-lived assets, provisions for credit losses, and adjustments to net realizable value of inventories related to discontinued operations of the Cultivation Business for the three months ended March 31:

(In thousands)	2025	2024
Depreciation and amortization	$—	$285
(Recovery of) provision for credit losses	—	(284)
Provision for slow-moving inventory	—	16

Extraction Business Discontinued Operations

On March 30, 2025, the Company approved the discontinuation and wind down of its legacy Extraction Business. As a result, all operations associated with the Extraction Business have ceased as of March 31, 2025, and the Company has initiated the sale or disposal of all remaining assets related to the Extraction Business. In addition, all outstanding contracts associated with the Extraction Business have been or are in the process of being terminated in accordance with their respective terms. In connection with the discontinuation of the business, the Company reduced its workforce by nine employees on April 1, 2025. The discontinuation of the legacy Extraction Business represents efforts to strategically shift the Company’s direction to support the continued expansion of its hemp-derived beverage business operations. As a result, the Extraction Business has been presented as discontinued operations in the condensed consolidated financial statements for all periods presented.

As a result of the decision to wind down the Extraction Business, a gain of approximately $3.6 million, net with a loss from discontinued operations of $1.7 million for a total net gain of $1.8 million, was recorded in net income from discontinued operations in the condensed consolidated statement of operations for the three months ended March 31, 2025. The operating results of the Extraction Business were reported as a net loss from discontinued operations in the condensed consolidated statements of operations through March 31, 2025, the date of disposition, and were considered material. The net loss from discontinued operations for the three months ended March 31, 2024, represents the Extraction Business’ operating results from the prior year. The assets and liabilities related to the Extraction Business have been separately classified in the accompanying condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024. Balances as of March 31, 2025 have been remeasured at fair value less cost to sell as of March 31, 2025.

The assets and liabilities associated with discontinued operations with respect to the Extraction Business consisted of the following as of March 31, 2025 and December 31, 2024, respectively:

(In thousands)	March 31, 2025	December 31, 2024
Assets
Current assets:
Accounts receivable, net	$193	$318
Inventory, net	-	1,079
Prepaid expenses and other current assets	40	1,137
Current assets associated with discontinued operations	233	2,534
Property and equipment, net	-	186
Operating lease right-of-use assets	108	504
Other non-current assets	12	25
Non-current assets associated with discontinued operations	120	715
Total assets of discontinued operations	$353	$3,249

Current liabilities:
Accounts payable	$744	$1,247
Accrued expenses and other current liabilities	554	5,160
Operating lease liabilities, current	135	261
Customer deposits	1,354	2,525
Current liabilities associated with discontinued operations	2,787	9,193
Operating lease liabilities, net of current	-	257
Non-current liabilities associated with discontinued operations	-	257
Total liabilities associated with discontinued operations	$2,787	$9,450

The following table summarizes the Company’s income (loss) from discontinued operations of the Extraction Business for the three months ended March 31, 2025 and 2024, respectively:

	For the three months ended March 31,
	2025	2024
(In thousands)
Revenue	$1,169	$2,658
Cost of goods sold	1,820	1,779
Gross (loss) profit	(651)	879

Selling, general and administrative	1,070	2,029
Impairment of right-of-use assets	24	-
Gain on disposal on property and equipment	(2)	-
Total operating expenses	1,092	2,029

Operating loss from discontinued operations	(1,743)	(1,150)

Other Income
Gain on disposal of Extraction business	3,566	-
Other income, net	-	14
Total other income	3,566	14

Net income (loss) from discontinued operations	1,823	(1,136)
Income tax effect on discontinued operations	-	-
Income (loss) from discontinued operations, net of income taxes	$1,823	$(1,136)

The condensed consolidated statements of cash flows include continuing operations and discontinued operations.

The following table summarizes the depreciation and amortization of long-lived assets, provisions for credit losses, and adjustments to net realizable value of inventories related to discontinued operations of Extraction Business for the three months ended March 31:

(In thousands)	2025	2024
Depreciation and amortization	$52	$-
Provision for credit losses	$111	$-
Recovery of provision for slow-moving inventory	$-	$(27)

Note 7 — Business Combinations

As previously disclosed in the Form 10-K, the Company acquired certain assets from Double or Nothing, the owner and creator of the Señorita brand of hemp-derived THC drinks, on December 12, 2024. The transaction was accounted for as a business combination under ASC 805, Business Combinations.

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

The following table summarizes the initial accounting estimates:

Allocation of Purchase Price (in thousands)
Tradenames	$6,100
Customer Relationships	2,800
Deposits	123
Inventory	500
Goodwill	9,713
Total purchase price	19,236

As of March 31, 2025, the preliminary purchase price allocation remains unchanged. The valuation of certain acquired intangible assets and the resulting goodwill continues to be based on preliminary estimates. The Company is in the process of obtaining additional information necessary to complete the valuation analysis. As such, the purchase price allocation remains provisional and is subject to change within the measurement period.

Refer to Note 8 – Intangible Assets, Net in this Quarterly Report, for further information related to the identified intangible assets acquired in this transaction.

Note 8 – Intangible Assets, Net

Intangible assets, net at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025
	Estimated	Gross		Accumulated	Net
	Useful Life	Carrying	Accumulated	Impairment	Carrying
	in Years	Amount	Amortization	Amount	Amount
Tradenames	7	6,100	(215)	—	5,885
Customer Relationships	10	2,800	(69)	—	2,731
		$8,900	$(284)	$—	$8,616

	December 31, 2024
	Estimated	Gross		Accumulated	Net
	Useful Life	Carrying	Accumulated	Impairment	Carrying
	in Years	Amount	Amortization	Amount	Amount
Tradenames	7	6,100	—	—	6,100
Customer Relationships	10	2,800	—	—	2,800
		$8,900	$—	$—	$8,900

The Company recorded amortization expense of $284 thousand and $0, respectively, in general and administrative expense in the condensed consolidated statements of operations for the three months ended March 31, 2025 and the three months ended March 31, 2024.

Note 9 – Debt

The Company’s debt consisted of:

	March 31,	December 31,
(In thousands)	2025	2024
Related party debt:
Green Thumb Note	$10,000	$10,000
Total related party debt	10,000	10,000
Less: current portion	(10,000)	(10,000)
Related party debt, net of current	$—	$—

Short-term debt:
PPP Loan	$611	$518
Other Notes Payable - Current	4	4
Total short-term debt	$615	$522

Long-term debt:
Other notes payable	—	1
Total long-term debt	—	1
Less: current portion	—	—
Long-term debt, net of current	$—	$1

Green Thumb Convertible Note

On November 5, 2024, the Company issued a Secured Convertible Note (the “Green Thumb Note”) to RSLGH, LLC (the “Investor”), a subsidiary of Green Thumb Industries Inc. (“Green Thumb”). The Green Thumb Note is a secured obligation of the Company and ranks senior to all indebtedness of the Company. The Green Thumb Note will mature on November 5, 2025 and has a 10.0% annualized interest rate. The principal amount of the Green Thumb Note will be payable on the maturity date. The Green Thumb Note provides for advances of up to $20 million in the aggregate, of which $10 million was advanced upon issuance. The Green Thumb Note was amended on May 8, 2025 to issue pre-funded warrants in lieu of cash interest with 18,614 pre-funded warrants issued on May 8, 2025 and an additional 11,373 pre-funded warrants to be issued on September 1, 2025, replacing the previously defined cash interest payment dates.  The number of pre-funded warrants is equal to the cash interest amount otherwise payable on The Green Thumb Note divided by the closing share price on May 8, 2025, which is the effective date of the amendment. No changes were made to the conversion price of the principal amount of the Green Thumb Note.

The Green Thumb Note imposes certain customary affirmative and negative covenants upon the Company, including covenants relating to corporate existence, indebtedness, liens, distributions, affiliate transactions, and issuance of other notes. If an event of default under the Green Thumb Note occurs, the Investor can elect to redeem the Green Thumb Note for cash equal to the then-outstanding principal amount of the Green Thumb Note (or such lesser principal amount accelerated by the Investor), plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 14% from the date of a default or event of default. The Company is in compliance with these covenants. If the Investor elects to convert the Green Thumb Note, the conversion price per share will be $3.158, subject to customary adjustments for certain corporate events. The conversion of the Green Thumb Note will be subject to certain customary conditions and the receipt of stockholder approval to the extent necessary under Nasdaq listing rules.

Borrowings under the Green Thumb Note as of March 31, 2025 totaled $10 million which are recorded on the Company’s condensed consolidated balance sheets in related party debt. Interest expense incurred on the Green Thumb Note amounted to approximately $250 thousand and $0 thousand for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, future minimum principal payments on all debt positions, excluding accrued interest amounts, were as follows:

Years ending December 31 (In thousands)
Remaining 2025	$10,614
2026	1
Total future payments	$10,615

Note 10 — Leases

The determination as to whether any arrangement contained a lease at its inception was performed based on whether or not the Company has the right to control the asset during the contract period. The lease term was determined assuming the exercise of options that were reasonably certain to occur. Leases with an original lease term of 12 months or less at inception were not reflected in the Company’s condensed consolidated balance sheet and those lease costs are expensed on a straight-line basis over the respective term. Leases with a term greater than 12 months were reflected as non-current right-of-use assets and current and non-current lease liabilities in the Company’s condensed consolidated balance sheets.

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

As of March 31, 2025 and December 31, 2024, the Company had no active finance leases.

Also during the three months ended March 31, 2025, in connection with the discontinuation of Extraction Business, the Company subleased the assets under one of its leases, with the sublease commencement date on April 1, 2025, for $9 thousand per month. The Company recognized an impairment of right-of-use assets of $24 thousand, within loss from discontinued operations in the condensed consolidated statements of operations.

During the three months ended March 31, 2025, in connection with the discontinuation of Extraction Business, the Company early terminated a lease and recognized a loss on lease termination of $161 thousand, within gain on disposal of Extraction Business in the condensed consolidated statements of operations.

As of March 31, 2025, the Company did not have any operating leases related to continuing operations. As such, no operating lease cost, weighted average remaining lease term, or weighted average discount rate, and cash paid for operating leases are presented for continuing operations for the three months ended March 31, 2025. As of March 31, 2025, there is no future lease payment related to continuing operations.

Note 11 — Stockholders’ Equity

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

The Company issued 4,482 warrants to purchase Common Stock to Alexander Capital (the “Placement Agents Warrants”). The Placement Agents Warrants were classified as equity warrants and recorded under additional paid-in capital in the condensed consolidated balance sheets. The Placement Agents Warrants had a five-year term and exercise price of 100% of the offering price, and were subject to adjustment for stock splits, reverse stock splits, stock dividends, and similar transactions. The Placement Agents Warrants were exercisable on a cash basis, unless there was not an effective registration statement covering the issuance of the shares issuable upon exercise of the Placement Agents Warrants or if shareholder approval for the full exercise of the Placement Agents Warrants was not received, in which case the Placement Agents Warrants will also be exercisable on a cashless exercise basis at Alexander Capital’s election. The Placement Agent Warrants were exercised in full during November 2024.

The measurement of fair value of the Placement Agents Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $7.80, exercise price of $5.70, term of five years, volatility of 128%, risk-free rate of 4.32%, and expected dividend rate of 0%). The grant date fair value of these Placement Agents Warrants was estimated to be $31 thousand on February 27, 2024, and was originally recorded within additional paid-in capital. As the Placement Agents Warrants were exercised during the year ended December 31, 2024, the related amounts remain within equity as part of the total proceeds from the issuance of Common Stock.

Note 12 — Stock-Based Compensation and Employee Benefit Plans

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards and cash-based awards. The aggregate number of shares of Common Stock that may be reserved and available for grant and issuance under the 2022 Plan is 1,765 shares and 16,667 additional shares issued upon approval by the Board of Directors on January 8, 2024. On August 12, 2024, the Company’s stockholders approved an amendment to the 2022 Plan to increase the number of shares issuable thereunder by 166,667. Shares will be deemed to have been issued under the 2022 Plan solely to the extent actually issued and delivered pursuant to an award. The 2022 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it was adopted by the Board of Directors. As of March 31, 2025, there were 920 shares of Common Stock available to be granted under the Company’s 2022 Plan.

The Company’s stock compensation expense from continuing operations was $587 thousand and $453 thousand for the three months ended March 31, 2025 and 2024, respectively.

The Company’s stock compensation expense from discontinued operations was $2 thousand and $37 thousand for the three months ended March 31, 2025 and 2024, respectively.

Stock Options

For three months ended March 31, 2025, there were no options granted or exercised under the Company’s stock option plans. For the same period, there were 126 options expired with a weighted average exercise price of $12 thousand. There were 90 and 216 options outstanding with a weighted average exercise price of $24 thousand and $19 thousand as of March 31, 2025 and December 31, 2024, respectively. There were 90 options vested and exercisable with a weighted average exercise price of $24 thousand as of March 31, 2025. There were 90 options vested and expected to vest with a weighted average exercise price of $24 thousand as of March 31, 2025.

As of March 31, 2025, there was no unrecognized compensation expense related to unvested options.

The following table summarizes information about options vested and exercisable at March 31, 2025:

	Options Vested and Exercisable
Price ($)	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$40,234	38	5.89	$40,234
$14,248	41	5.59	$14,248
$5,717	11	5.24	$5,717

The following table summarizes information about options vested and expected to vest after March 31, 2025:

	Options Vested and Expected to Vest
Price ($)	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$40,234	38	5.89	$40,234
$14,248	41	5.59	$14,248
$5,717	11	5.24	$5,717

Restricted Stock Units

Under the 2022 Plan, the Company may grant restricted stock units to employees, directors and officers. The restricted stock units granted generally vest equally over periods ranging from one to three years, subject to certain exceptions for directors. The fair value of restricted stock units is determined based on the closing market price of the Company’s Common Stock on the date of grant. Compensation expense related to the restricted stock units is recognized using a straight-line attribution method over the vesting period.

The following table presents restricted stock unit activity for the three months ended March 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	102,867	$17.42
Granted	2,500	23.71
Vested	—	—
Forfeited	(3,235)	4.74
Unvested at March 31, 2025	102,132	18.01

As of March 31, 2025, total unrecognized compensation expense related to unvested restricted stock units was $858 thousand, which is expected to be recognized over a weighted average period of 0.43 years.

Note 13 — Stock Warrants

The following tables present all warrant activity of the Company for the three months ended March 31, 2025:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding at December 31, 2024	7,576,573	$7.30
Issued	—	$—
Exercised	—	$—
Canceled	—	$—
Warrants outstanding at March 31, 2025	7,576,573	$7.30

Note 14 — Income Taxes

The Company’s effective income tax rates were 0% for each of the three months ended March 31, 2025 and 2024. There was no provision for (benefit from) income taxes for the three months ended March 31, 2025 and 2024. There is no difference between the Company’s effective tax rates for the 2025 and 2024 periods. There was no change in the provision for (benefit from) income taxes for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Note 15 — Net (Loss) Income Per Share

Net (loss) income per share calculations for all periods have been adjusted to reflect the Company’s reverse stock splits. Net (loss) income per share was calculated based on the weighted-average number of shares of the Company’s Common Stock outstanding.

Basic net (loss) income per share is calculated using the weighted-average number of shares of Common Stock outstanding during the periods. Diluted net (loss) income per share is computed by giving effect to all potential shares of Common Stock, including the reflection of as-converted convertible notes, outstanding stock options, stock related to unvested restricted stock units, and outstanding warrants to the extent dilutive. Net (loss) income per share, assuming dilution, is equal to basic net (loss) income per share for the three months ended March 31, 2025 and 2024 because the effect of dilutive securities outstanding during the periods, including convertible notes, options, restricted stock units and warrants computed using the treasury stock method, is anti-dilutive.

The components of basic and diluted net loss per share were as follows:

	Three months ended March 31,
(In thousands, except share and per share data)	2025	2024
Numerator:
Net (loss) income attributable to Agrify Corporation from continuing operations	$(3,274)	$1,126
Net income attributable to Agrify Corporation from discontinued operations	1,648	3,110
Numerator for basic EPS - net(loss) income available for common shareholders	$(1,626)	$4,236
Effect of dilutive securities:
Interest expense on convertible notes - from continuing operations	$—	$297
Numerator for diluted EPS - net (loss) income available for common shareholders after assumed conversions	$(1,626)	$4,533
Denominator:
Denominator for basic EPS - Weighted-average common shares outstanding	1,952,022	460,133
Effect of dilutive securities:
Conversion of convertible notes	—	737,758
Denominator for diluted EPS - adjusted weighted-average common stock outstanding after assumed conversions	1,952,022	1,197,891
Basic net (loss) income per share attributable to common stockholders	$(0.83)	$9.21
Diluted net (loss) income per share attributable to common stockholders	$(0.83)	$3.78

As of March 31, 2024, the Company had convertible notes outstanding with a principal balance of approximately $14.8 million convertible into 688,827 shares of Common Stock. During the three months ended March 31, 2024, the Company also converted a portion of the convertible notes into 178,109 shares of Common Stock. Given the nominal exercise price of the Company’s issuance of pre-funded warrants, such pre-funded warrants are included in in the calculation of basic net (loss) income per share and weighted for the period outstanding from issuance to March 31, 2024. The exercise price per warrant is deemed non-substantive when compared to the fair value of the underlying shares of Common Stock. In determination of the denominator for diluted earnings per share (“EPS”) for the three months ended March 31, 2024, the Company assumed conversion of the 178,109 shares of Common Stock as of the beginning of the period, January 1, 2024, eliminating the weighting of the shares from issuance to March 31, 2024. The Company also included in the denominator for diluted EPS for the three months ended March 31, 2024, the assumed conversion of 688,827 shares of Common Stock related to the convertible notes.

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

	Three months ended March 31,
	2025	2024
Shares subject to outstanding warrants	7,576,573	217,728
Shares subject to unvested restricted stock units	102,132	122
Shares subject to outstanding stock options	90	680
	7,678,795	218,530

Note 16 — Commitments and Contingencies

Legal Matters

From time to time, the Company may become involved in material legal proceedings or be subject to claims arising in the ordinary course of our business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Bud & Mary’s Litigation

On September 15, 2022, the Company provided a notice of default to Bud & Mary’s Cultivation, Inc. (“Bud & Mary’s) and certain related parties notifying such parties that Bud & Mary’s was in default of its obligations under the TTK solution between the Company and Bud & Mary (the “Bud & Mary TTK Agreement”). On October 5, 2022, Bud & Mary’s filed a complaint in the Superior Court of Massachusetts in Suffolk County, naming the Company as the defendant (the “Bud & Mary Complaint”). Bud & Mary’s is seeking, among other relief, monetary damages in connection with alleged unfair or deceptive trade practices, breach of contract and conversion arising from the Bud & Mary TTK Agreement. While the Company believes the claim is without merit and will continue to vigorously defend itself against Bud & Mary’s allegations, litigation is inherently unpredictable and there can be no assurance that the Company will prevail in this matter. During the third quarter of 2022, the Company deemed it necessary to fully reserve for the outstanding $14.7 million note receivable balance due to the current litigation and the uncertainty of the customer’s ability to repay the balance. As of December 31, 2024, the allowance related to Bud & Mary’s was reduced to $14.4 million, reflecting a recovery of allowance for credit losses resulting from a loan repayment of $330 thousand that was previously included in the allowance. The $14.4 million represents the amount of the contingent loss that the Company has determined to be reasonably possible and estimable. The actual cost of resolving this matter may be higher or lower than the amount the Company has reserved. If the Company is unable to realize revenue from its TTK Solution offerings on a timely basis or at all, or if it incurs an additional loss as a result of the Bud & Mary’s claim, the Company’s business and financial performance will be adversely affected. On November 14, 2022, the Company filed its answers and affirmative defenses to the Bud & Mary Complaint and counterclaims. The Company is seeking, among other relief, monetary damages in connection with the breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and enforcement of the guarantees. This matter is still actively ongoing. This matter is subject to the Cultivation sale escrow litigation reserve agreement where the Company funded $1.5 million in January 2025 into escrow for the benefit of settling this and other claims.

Bowdoin Construction Corp. Litigation

On February 22, 2023, Bowdoin Construction Corp. (“Bowdoin”) filed a complaint in the Superior Court of Massachusetts in Norfolk County, Massachusetts (the “Bowdoin Complaint”), naming the Company, Bud & Mary’s and certain related parties as defendants, captioned Bowdoin Construction Corp. v. Agrify Corporation, Bud & Mary’s Cultivation, Inc. and BMLC2, LLC, case no. 2382CV00173. The Bowdoin Complaint relates to a construction contract between Bowdoin and the Company relating to the property that is the subject of the Bud & Mary’s Complaint, and alleges breach of contract by Bud & Mary’s and by the Company due to nonpayment of approximately $7.0 million due under the contract and related indemnification claims and mechanics’ liens. $6.3 million is included in accounts payable and $700 thousand is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. Two of Bowdoin’s subcontractors, Hannon Electric, Inc. and Electric Supply Center Corp, have filed separate suits against the Company in the amount of $1.498 million and $93 thousand, respectively. These amounts are part of the $7.0 million claimed in Bowdoin’s Complaint. The Bowdoin suit and the subcontractor suits have been consolidated. The Company has denied liability in all such suits. This matter is subject to the sale of the Cultivation Business escrow litigation reserve agreement where the Company funded $1.5 million in January 2025 into escrow for the benefit of settling this and other claims.

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

McCutchan, Inc.

In December 2021, the Company entered into a standard form of agreement between owner and contractor whereby Valiant Group LLC (“Valiant”) is the general contractor for tenant improvements on certain real property located in Bellevue, Washington (the “Project”). McCutchan, Inc. (“McCutchan”) agreed to be a subcontractor on the Project and engaged various other subcontractors (the “Valiant Agreement”). The Company terminated Valiant as the general contractor for, among other allegations, breach of contract and unjust enrichment. Following the termination of Valiant, in October 2022, the Valiant Agreement was assigned and accepted (the “Assignment”) to Agxion, LLC, a wholly owned Subsidiary of the Company. The Assignment contemplates that, as a subcontractor to the Valiant Agreement, McCutchan is still bound to the subcontract agreement and will continue construction operations on the Project. The Company is pursuing Valiant in a separate litigation to collect no less than approximately $1.4 million alleging overbilling, breach of the Valiant Agreement, and violation of Chapter 18.27 and 19.86 of the Revised Code of Washington. On March 5, 2024, McCutchan filed a complaint in the Superior Court of Washington for King County naming the Company, Valiant, and certain related parties as defendants. In the complaint, McCutchan asserts two causes of action against the Company: (1) breach of contract, (2) voidable contract, (3) interference with business or economic expectancy, (4) unjust enrichment, and (5) defamation. McCutchan’s claims are based on allegations of misrepresentations made by the Company to pay McCutchan for work completed on the Project as well as a failure to pay under the Valiant Agreement. In the alternative, McCutchan is alleging the Assignment is void and not a valid contract. McCutchan is seeking to collect no less than $3 million against the Company and all other named defendants. This matter is subject to the Cultivation sale escrow litigation reserve agreement where the Company funded $1.5 million in January 2025 into escrow for the benefit of settling this and other claims.

Other Litigation

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

Refer to Note 9 – Debt, included elsewhere in the notes to the unaudited condensed consolidated financial statements of this Quarterly Report for details of the Company’s future minimum debt payments. Refer to Note 10 – Leases, included elsewhere in the notes to the unaudited condensed consolidated financial statements of this Quarterly Report for details of the Company’s future minimum lease payments under operating lease liabilities. Refer to Note 14 – Income Taxes, included elsewhere in the notes to the unaudited condensed consolidated financial statements of this Quarterly Report for information regarding income tax contingencies.

Note 17 — Related Parties

Some of the current and former officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.

The following table describes the net activity with entities identified as related parties to the Company:

	Three months ended March 31,
(In thousands)	2025	2024
Green Thumb	$1,556	$—

The net activity of $1.6 million during the three months ended March 31, 2025 consists of $1.4 million of support services performed by Green Thumb on behalf of the Company, which is comprised of $1.0 million in salary charges and $0.4 million in non-salary charges, and $250 thousand interest charges, offset by $80 thousand of equipment sales and beverage sales from the Company to Green Thumb.

The following table summarizes the net related party payable as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(In thousands)	2025	2024
Green Thumb	$12,056	$10,487

The net related party payable of $12.1 million as of March 31, 2025, consists of $1.7 million service charge payable, $10.0 million convertible notes payable, $0.4 million accrued interest payable, offset by $80 thousand receivable from equipment sales and beverage sales.

Green Thumb Convertible Note

On November 5, 2024, the Company issued the Green Thumb Note to Investor. For further discussion on the note, refer to Note 9 of this Quarterly Report.

Note 18 — Segment Reporting

The Company operates in one consolidated segment, which is hemp-derived THC beverages. The Company’s Chief Operating Decision Maker, Benjamin Kovler, Chairman and Interim Chief Executive Officer of the Company, reviews net income (loss) of the Company when making resource allocation decisions. Such information is presented in the condensed consolidated statements of operations.

Note 19— Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued and concluded that there were no subsequent events that required recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Quarterly Report is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities And Exchange Commission (the “SEC”) on March 21, 2025, as amended on March 28, 2025 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Quarterly Report.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Quarterly Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this Quarterly Report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the risk factors described in the Form 10-K in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this Quarterly Report. The following should also be read in conjunction with the unaudited financial statements and notes thereto that appear elsewhere in this Quarterly Report.

Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “we,” “us,” “our,” “Company,” and “Agrify” refer to Agrify Corporation, a Nevada corporation and its consolidated subsidiaries.

Overview

Agrify is a developer of branded innovative solutions for the cannabis and hemp industries. Our Señorita brand offers consumers hemp-derived tetrahydrocannabinol (“THC”) beverages that mirror well-known cocktails like a margarita – in three flavors – classic Lime Jalapeño Margarita, Mango Margarita, and Paloma. Known for its clean, fresh taste and commitment to high-quality, natural ingredients, Señorita offers a low-sugar, low-calorie alternative to alcoholic beverages and is available at top retailers including Total Wine, ABC Fine Wine & Spirits, and Binny’s in ten U.S. states and Canada, with plans for expansion and future availability in premier on-premises destinations.

In addition to beverages, Agrify has also historically been a leading provider of innovative cultivation and extraction solutions for the cannabis industry. Prior to the extraction business disposal on March 30, 2025, our comprehensive extraction product line, which includes hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowered producers to maximize the quantity and quality of extract required for premium concentrates. Additionally, prior to its sale on December 31, 2024, our proprietary micro-environment-controlled Agrify VFUs enabled cultivators to produce high quality products for the cannabis industry (the “Cultivation Business”).

The Company was formed in the State of Nevada on June 6, 2016 as Agrinamics, Inc.. On September 16, 2019, Agrinamics amended its articles of incorporation to reflect a name change to Agrify Corporation.

Reverse Stock Split

On July 5, 2023, we effected a 1-for-20 reverse stock split of our Common Stock. On October 8, 2024, we effected a 1-for-15 reverse stock split of our Common Stock. All share and per share information has been retroactively adjusted to give effect to the reverse stock splits for all periods presented unless otherwise indicated.

Recent Developments

On March 19, 2025, our Board of Directors appointed Brad Asher to serve as our Chief Financial Officer and our principal financial and accounting officer effective March 24, 2025. Mr. Asher serves as our Chief Financial Officer pursuant to a Shared Services Agreement with Vision Management Services, LLC, a subsidiary of Green Thumb, and he will not receive any direct compensation from us.

Lines of Business

Hemp-Derived Beverages

The Company acquired the Señorita brand of hemp-derived THC beverages in November 2024. Señorita was designed and formulated by world-class winemakers Charles Bieler and Joel Gott. Recognizing a growing generational demand for adult beverage alternatives, Bieler and Gott gave the classic margarita a modern twist—replacing alcohol with hemp-derived to create a delightful adult beverage alternative. Through the use of all-natural, premium ingredients like organic Mexican agave, fresh lime juice and sweet, tangy mango, Señorita quickly gained acclaim, taking home the top spot in The High Times Cannabis Cup just one year after inception. Gott and Bieler continue to collaborate on the brand with Mr. Kovler and the Agrify team.

Señorita currently offers three award-winning flavors – classic Lime Jalapeño Margarita, Paloma, and Mango Margarita. A fourth flavor, low-calorie Ranch Water, is expected to debut in 2025. Señorita’s hemp-derived beverages are currently available at top retailers including Total Wine, ABC Fine Wine & Spirits, and Binny’s in ten U.S. states and Canada. Products are also available for direct-to-consumer purchase where permissible under state law at senoritadrinks.com.

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

The VFUs were designed to work in conjunction with the Agrify Insights™ software. Each VFU sold included a license for Agrify Insights™ and a monthly Software-as-a-Service (“SaaS”) subscription fee was charged per VFU. The VFU could not operate successfully without Agrify Insights™. Agrify Insights™ license agreements were generally for a multi-year term, with an annual auto-renewal.

Extraction Solutions

Prior to its discontinuation on March 30, 2025, our extraction equipment and business solutions can be used within indoor processing facilities by fully licensed cannabis and hemp cultivators and processors or in some cases, by individual processors for individual use in compliance with applicable law. We sell our proprietary extraction solutions to independent, licensed cultivators and processing labs.

We had strategically acquired four of the top brands in the extraction space in late 2021 and early 2022 in Precision Extraction, PurePressure, Lab Society, and Cascade Sciences. These brands encompassed hydrocarbon, alcohol, and solventless extraction and distillation and post-processing solutions. Our extraction brands provided equipment and solutions for extraction, post-processing, and testing for the cannabis and hemp industries.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions about the valuation and recognition of stock-based compensation expense, valuation allowance for deferred tax assets, goodwill, impairment of long-lived assets, provision for litigation, inventory reserve, fair value measurements and useful life of fixed assets and intangible assets.

Financial Overview

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include estimates related to accruals, and stock-based compensation expense. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the our own Common Stock among other conditions for equity classification.

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

Revenue Recognition

Overview

The Company generates revenue from continuing operations through the sale of hemp-derived beverages. In accordance with ASC Topic 606, Revenue Recognition (“ASC 606”), revenue is recognized through a five-step model, as outlined below:

●	Identify the customer contract: A customer contract is identified when there is mutual approval and commitment between the Company and its customer, the rights and obligations are clear, payment terms are set, the contract has commercial substance, and collectability is probable. Written or electronic signatures on contracts and purchase orders are obtained if such orders are issued in the normal course of business by the customer.

●	Identify performance obligations that are distinct: The Company identifies distinct performance obligations in each contract. A performance obligation is considered distinct if the customer can benefit from the good or service on its own or with readily available resources, and if it is separately identifiable from other promises in the contract. The Company’s revenue-generating activities typically have a single performance obligation.

●	Determine the transaction price: The transaction price is the amount of consideration the Company expects to receive in exchange for the sale of the product. This amount is determined excluding sales taxes collected on behalf of government agencies and net of any sales discounts, incentives, and returns.

●	Allocate the transaction price to distinct performance obligations: The transaction price is allocated to each distinct performance obligation based on the relative SSP of the goods or services provided. If a contract involves multiple performance obligations, each is accounted for separately if distinct, and the SSP reflects the price the Company would charge if the good or service were sold separately in similar circumstances and to similar customers.

●	Recognize revenue as the performance obligations are satisfied: Revenue is recognized when control of the product transfers to the customer, typically upon delivery or shipment, as the customer assumes the risks and rewards of ownership. Payment terms vary by customer, but the time between revenue recognition and payment due is generally not significant. For products sold under consignment arrangements, revenue is recognized only when control is transferred to the end customer. The Company does not maintain a specific reserve for returns due to the limited circumstances under which returns are permitted in customer agreements. Payments for slotting, listing fees, or other marketing or promotional activities, where legally permitted, are recorded as a reduction in revenue unless a distinct good or service is received in exchange.

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

Accounting for Stock-Based Compensation

We follow the provisions of ASC Topic 718, Compensation — Stock Compensation ,(“ASC 718”) establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under our equity incentive plan.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of continuing operations for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Revenue	$538	$—
Cost of goods sold	448	—
Gross profit	90	—

Selling, general and administrative	3,791	1,552
Research and development	—	275
Change in contingent consideration	—	(2,180)
Total operating expenses	3,791	(353)
Operating (loss) income from continuing operations	(3,701)	353
Interest income (expense), net	1	(100)
Change in fair value of warrant liabilities	407	873
Other income, net	19	—
Total other income, net	427	773
(Loss) income from continuing operations before income taxes	(3,274)	1,126
Income tax provision	—	—
(Loss) income from continuing operations, net of income taxes	(3,274)	1,126
(Loss) income from discontinued operations	(1,918)	3,110
Gain on disposal of Extraction business	3,566	—
Income tax effect on discontinued operations	—	—
Income from discontinued operations, net of income taxes	1,648	3,110
Net (loss) income	(1,626)	4,236
Income (loss) attributable to non-controlling interest	—	—
Net (loss) income attributable to Agrify Corporation	$(1,626)	$4,236
Net (loss) income per share attributable to Common Stockholders – basic (1)	$(0.83)	$9.21
Net (loss) income per share attributable to Common Stockholders – diluted (1)	$(0.83)	$3.78
Weighted average common shares outstanding - basic (1)	1,952,022	460,133
Weighted average common shares outstanding - diluted (1)	1,952,022	1,197,891

Revenues

We generate revenue from sales of hemp-derived beverages.

Revenues, all of which related to hemp-derived beverages, increased by $538 thousand, for the three months ended March 31, 2025, as compared to the same period in 2024. The comparative increase in revenue was primarily driven by the acquisition of Señorita in December 2024 by all revenue from the Cultivation Business and Extraction Business for the three months ended March 31, 2024 being presented as part of discontinued operations.

Cost of Goods Sold

Cost of goods sold represents costs associated with the hemp-derived beverage sales.

The following table provides a breakdown of our cost of goods sold from continuing operations for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(In thousands)	2025	2024	Change	% Change
Hemp-derived beverages	$448	$—	$448	N/A
Total cost of goods sold	$448	$—	$448	N/A

Cost of goods sold increased by $448 thousand for the three months ended March 31, 2025 compared to the same period in 2024. The comparative increase in cost of goods sold is associated with acquisition of Señorita in December 2024, which aligns with the increase in revenue.

Gross Profit

	Three months ended March 31,
(In thousands)	2025	2024	Change	% Change
Gross profit	$90	$—	$90	N/A

Gross profit totaled $90 thousand, or 16.7% of total revenue during the three months ended March 31, 2025.

Selling, General and Administrative

	Three months ended March 31,
(In thousands)	2025	2024	Change	% Change
Selling, general and administrative	$3,791	$1,552	$2,239	144%

Selling, general and administrative (“SG&A”) expenses consist principally of salaries and related costs for personnel, including stock-based compensation and travel expenses, associated with executive and other administrative functions. Other SG&A expenses include, but are not limited to, professional fees for legal, consulting, depreciation and amortization and accounting services, as well as facility-related costs.

SG&A expense increased by $2.2 million, or 144%, for the three months ended March 31, 2025, compared to the same period in 2024. The comparative change is primarily attributable to the acquisition of Señorita in December 2024 driving an increase in consulting and outsourced services of $0.9 million, $0.3 million increase of intangible asset amortization expense and $0.3 million increase in marketing expense.

Research and Development

	Three months ended March 31,
(In thousands)	2025	2024	Change	% Change
Research and development	$—	$275	$(275)	(100)%

Research and development expense decreased by $275 thousand, or 100% for the three months ended March 31, 2025, compared to the same period in 2024. The decrease is attributable to the reduction in personnel resulting from the discontinuation of Extraction Business.

Other Income, Net

	Three months ended March 31,
(In thousands)	2025	2024	Change	% Change
Interest income (expense), net	$1	$(100)	$101	(101)%
Change in fair value of warrant liabilities	407	873	(466)	(53)%
Other income, net	19	—	19	N/A
Total other income, net	$427	$773	$(346)	(45)%

Interest income, net was $1 thousand for the three months ended March 31, 2025, compared to interest expense, net of $100 thousand for the three months ended March 31, 2024. The change is attributable mainly to the decrease in principal balance on outstanding loans as well as the increase in interest income from higher cash on hand.

The change in fair value of warrant liabilities decreased by $466 thousand, or 53% during the three months ended March 31, 2025, compared to the same period in 2024. The decrease is primarily related to the fair value remeasurement of warrants.

Other income, net was $19 thousand for the three months ended March 31, 2025, compared to none for the same period in 2024.

Income Tax (Expense) Benefit

There was no income tax expense or benefit for the three months ended March 31, 2025 and March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $24.4 million. Our current working capital needs are to support revenue growth and manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

As part of our growth strategies, we may opportunistically raise debt capital and raise cash from the issuance of our securities, subject to market and other conditions. If additional financing is required from outside sources, we may not be able to raise such capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

Indebtedness

Green Thumb Convertible Note

On November 5, 2024, we issued the Secured Convertible Note (“Green Thumb Note”) to the RSLGH, LLC, a subsidiary of Green Thumb. The Green Thumb Note is a secured obligation and ranks senior to all of our indebtedness. The Green Thumb Note will mature on November 5, 2025 and has a 10.0% annualized interest rate. The principal amount of the Green Thumb Note will be payable on its maturity date. The Green Thumb Note provides for advances of up to $20.0 million in the aggregate, of which $10.0 million was advanced upon issuance. If the Investor elects to convert the Green Thumb Note, the conversion price per share will be $3.158, subject to customary adjustments for certain corporate events. The conversion of the Green Thumb Note will be subject to certain customary conditions and the receipt of stockholder approval to the extent necessary under Nasdaq listing rules. The Green Thumb Note was amended on May 8, 2025 to issue pre-funded warrants in lieu of cash interest with 18,614 pre-funded warrants issued on May 8, 2025 and an additional 11,373 pre-funded warrants to be issued on September 1, 2025, replacing the previously defined cash interest payment dates.  The number of pre-funded warrants is equal to the cash interest amount otherwise payable on The Green Thumb Note divided by the closing share price on May 8, 2025, which is the effective date of the amendment. No changes were made to the conversion price of the principal amount of the Green Thumb Note.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(In thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(6,720)	$(2,987)
Investing activities	—	328
Financing activities	(1)	2,324
Net decrease in cash and cash equivalents	$(6,721)	$(335)

Cash Flow from Operating Activities

For the three months ended March 31, 2025, our operating cash flows included a net loss of $1.6 million, which included $336 thousand related to depreciation and amortization, $589 thousand of stock-based compensation expense, $407 thousand gain related to the change in fair value of warrant liabilities, and $3.6 million gain on disposal of Extraction business. Net cash was decreased by changes in operating assets and liabilities of $2.3 million.

For the three months ended March 31, 2024, we incurred net income of $4.2 million, which included $406 thousand related to depreciation and amortization, $490 thousand of stock-based compensation expense, and $873 thousand gain related to the change in fair value of warrant liabilities. Net cash was reduced by changes in operating assets and liabilities of $970 thousand.

Cash Flow from Investing Activities

For the three months ended March 31, 2025, there were no cash flows from investing activities.

For the three months ended March 31, 2024, net cash provided in investing activities was $328 thousand, which primarily resulted from $330 thousand in proceeds from the repayment of a loan receivable.

Cash Flow from Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was immaterial $1 thousand in repayments of notes payable.

For the three months ended March 31, 2024, net cash provided by financing activities was $2.3 million, primarily driven by proceeds from the issuance of common stock and warrants of $2.1 million.

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

The significant accounting policies and estimates that have been adopted and followed in the preparation of our condensed consolidated financial statements are detailed in Note 1 - Overview, Basis of Presentation and Significant Accounting Policies included in the Form 10-K and Note 1 - Overview, Basis of Presentation and Significant Accounting Policies to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. There have been no changes in these policies and estimates that had a significant impact on the financial condition and results of operations for the periods covered in this Quarterly Report.

Recently Issued Accounting Pronouncements Adopted

For more information on recently issued accounting pronouncements are included within Note 1 - Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to unaudited condensed consolidated financial statements covered under Part I, Item 1 of this Quarterly Report.

New Accounting Pronouncements Not Yet Adopted

For more information on new accounting pronouncements not yet adopted are included within Note 1 - Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to unaudited condensed consolidated financial statements covered under Part I, Item 1 in this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Interim Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting previously identified in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and filed with the SEC on March 21, 2025, as amended on March 28, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2025.

Management, with the oversight of the Audit Committee of our Board of Directors, continue to focus on remediating the material weaknesses identified in the design and operation of our internal control over financial reporting, including adding additional qualified personnel, further documentation and implementation of control procedures and the implementation of control monitoring. While we have begun the process of implementing measures which we believe will remediate the underlying cause of these material weaknesses, there can be no assurance as to when the remediation plan will be fully developed and implemented and whether such measures will be effective. Until our remediation plan is fully implemented and effective, we will continue to devote time, attention and financial resources to this effort.

Changes in Internal Control Over Financial Reporting

Other than those measures intended to remediate the material weaknesses noted above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the caption Legal Proceedings in Note 16 - Commitments and Contingencies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which information is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Green Thumb Note was amended on May 8, 2025 to issue pre-funded warrants in lieu of cash interest with 18,614 pre-funded warrants issued on May 8, 2025 and an additional 11,373 pre-funded warrants to be issued on September 1, 2025, replacing the previously defined cash interest payment dates.  The number of pre-funded warrants is equal to the cash interest amount otherwise payable on the Green Thumb Note divided by the closing share price on May 8, 2025, which is the effective date of the amendment. No changes were made to the conversion price of the principal amount of the Green Thumb Note.  The pre-funded warrants have an exercise price of $0.001 per share, will be exercisable upon issuance, will expire when the applicable warrant is exercised in full, and are exercisable on a cash basis or, if there is no effective registration statement registering the resale of the underlying shares of common stock, on a cashless exercise basis at the holder’s discretion.  The pre-funded warrants and the shares of common stock underlying the pre-funded warrants (collectively, the “Securities”) were, and will be, offered and sold in transactions exempt from registration under the Securities Act in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder. The holder of the pre-funded warrants is an “accredited investor,” as defined in Regulation D, and is acquiring the Securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Accordingly, the Securities will not be registered under the Securities Act and the Securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Item 6. Exhibits

Exhibit No.	Description
2.1†#	Asset Purchase Agreement, dated as of December 31, 2024, among the registrant and CP Acquisitions, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2025).
4.1*	Amendment and Waiver to Secured Convertible Note, dated as of May 8, 2025
4.2*	Pre-Funded Common Stock Purchase Warrant, dated as of May 8, 2025
10.1	Shared Services Agreement, dated March 21, 2025 with Vision Management Services, LLC for Chief Financial Officer Services (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2025).
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1*	Section 1350 Certification of principal executive officer
32.2*	Section 1350 Certification of principal financial and accounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith in accordance with Item 601 (b)(32) of Regulation S-K.

#	Certain confidential portions of this exhibit were omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K because the identified confidential portions (i) are not material and (ii) are customarily and actually treated as private or confidential by the Company.

†	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRIFY CORPORATION

Date: May 9, 2025	By:	/s/ Benjamin Kovler
Benjamin Kovler
Chairman and Interim Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Brad Asher
Brad Asher
Chief Financial Officer
(Principal Financial and Accounting Officer)