Form 10-Q
period 2025-06-30
Agrify Corp
filed 2025-08-08
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 4, 2025, the registrant had 2,002,568 shares of Common Stock, $0.001 par value per share outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$40,956	$31,170
Accounts receivable, net	1,572	30
Inventory, net	2,209	500
Prepaid expenses and other current assets	1,589	398
Current assets associated with discontinued operations	46	2,596
Total current assets	46,372	34,694
Goodwill	9,713	9,713
Intangible assets	13,292	8,900
Non-current assets associated with discontinued operations	97	715
Total assets	$69,474	$54,022
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,651	$825
Accrued expenses and other current liabilities	3,029	4,090
Long-term debt, current	621	522
Related party debt, current	10,000	10,000
Current liabilities associated with discontinued operations	2,243	9,242
Total current liabilities	17,544	24,679
Warrant liabilities	704	996
Related party debt, net of current	27,000	—
Long-term debt, net of current	3,000	1
Other non-current liabilities	263	—
Non-current liabilities associated with discontinued operations	—	257
Total liabilities	48,511	25,933
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common Stock, $0.001 par value per share, 35,000,000 shares authorized; 2,002,568 and 1,952,032 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2	2
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	337,490	335,400
Accumulated deficit	(316,529)	(307,543)
Total stockholders’ equity attributable to Agrify Corporation	20,963	27,859
Non-controlling interests	—	230
Total stockholders’ equity	20,963	28,089
Total liabilities and stockholders’ equity	$69,474	$54,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$2,042	$—	$2,580	$—
Cost of goods sold	1,360	—	1,808	—
Gross profit	682	—	772	—

Selling, general and administrative	7,480	677	11,271	2,229
Research and development	—	185	—	460
Change in contingent consideration	—	—	—	(2,180)
Loss on disposal of property and equipment	—	(9)	—	(9)
Total operating expenses	7,480	853	11,271	500

Operating loss from continuing operations	(6,798)	(853)	(10,499)	(500)

Interest expense, net	(291)	(28)	(290)	(128)
Change in fair value of warrant liabilities	(115)	(1,277)	292	(404)
Other (expense) income, net	(1)	—	18	—
Total other (expense) income, net	(407)	(1,305)	20	(532)

Loss from continuing operations before income taxes	(7,205)	(2,158)	(10,479)	(1,032)
Income tax provision	—	—	—	—
Loss from continuing operations, net of income taxes	(7,205)	(2,158)	(10,479)	(1,032)

(Loss) income from discontinued operations	(123)	(814)	(2,041)	2,296
(Loss) gain on disposal of Extraction business	(32)	—	3,534	—
Income tax effect on discontinued operations	—	—	—	—
(Loss) income from discontinued operations, net of income taxes	(155)	(814)	1,493	2,296

Net (loss) income	(7,360)	(2,972)	(8,986)	1,264
Income (loss) attributable to non-controlling interest	—	—	—	—
Net (loss) income attributable to Agrify Corporation	$(7,360)	$(2,972)	$(8,986)	$1,264

Net (loss) income per share:
Basic (loss) income per share
Continuing operations	$(3.66)	$(2.29)	$(5.35)	$(1.47)
Discontinued operations	(0.08)	(0.87)	0.76	3.27
Net (loss) income per share attributable to Common Stockholders – basic (1)	$(3.74)	$(3.16)	$(4.59)	$1.80
Diluted (loss) income per share
Continuing operations	$(3.66)	$(2.29)	$(5.35)	$(0.30)
Discontinued operations	(0.08)	(0.87)	0.76	1.35
Net (loss) income per share attributable to Common Stockholders – diluted (1)	$(3.74)	$(3.16)	$(4.59)	$1.05
Weighted average common shares outstanding - basic (1)	1,965,425	940,953	1,958,724	701,563
Weighted average common shares outstanding - diluted (1)	1,965,425	940,953	1,958,724	1,696,069

(1)	Periods presented have been adjusted to retroactively reflect the 1-for-15 reverse stock split on October 8, 2024. Additional information regarding reverse stock splits may be found in Note 1 – Overview, Basis of Presentation, and Significant Accounting Policies, included in the notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(DEFICIT) (UNAUDITED)

(In thousands)

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity (Deficit) attributable	Non-Controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	to Agrify	Interests	(Deficit)
Balance at January 1, 2024	113,416	$—	$250,857	$(265,797)	$(14,940)	$230	$(14,710)
Stock-based compensation	—	—	490	—	490	—	490
Issuance of Common Stock and pre-funded warrants through public offering	184,000	—	2,123	—	2,123	—	2,123
Issuance of held-back shares from Sinclair acquisition	39	—	—	—	—	—	—
Cashless exercise of high trail warrants	208,814	—	—	—	—	—	—
Exercise of pre-funded warrants issued through public offering	200,667	—	3	—	3	—	3
Conversion of convertible note	178,109	—	1,731	—	1,731	—	1,731
Deemed contribution from troubled debt restructuring with related party	—	—	676	—	676	—	676
Stock split share adjustment	1	1	(1)	—	—	—	—
Net income	—	—	—	4,236	4,236	—	4,236
Balance at March 31, 2024	885,046	$1	$255,879	$(261,561)	$(5,681)	$230	$(5,451)
Stock-based compensation	—	—	81	—	81	—	81
Exercise of pre-funded warrants issued through public offering	63,579	—	1	—	1	—	1
Excess of related party debt and pre-funded warrants	—	—	10,044	—	10,044	—	10,044
Issuance of equity classified prefunded warrants	—	—	6,791	—	6,791	—	6,791
Issuance of vested RSUs, net of shares held back to offset tax	41	—	—	—	—	—	—
Net loss	—	—	—	(2,972)	(2,972)	—	(2,972)
Balance at June 30, 2024	948,666	$1	$272,796	$(264,533)	$8,264	$230	$8,494

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity attributable	Non-Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	to Agrify	Interests	Equity
Balance at January 1, 2025	1,952,032	$2	$335,400	$(307,543)	27,859	$230	$28,089
Stock-based compensation	—	—	589	—	589	—	589
Cancellation of common shares	(18)	—	—	—	—	—	—
Impairment of non-controlling interests	—	—	—	—	—	(230)	(230)
Net loss	—	—	—	(1,626)	(1,626)	—	(1,626)
Balance at March 31, 2025	1,952,014	$2	$335,989	$(309,169)	$26,822	$—	$26,822
Stock-based compensation	—		515	—	515	—	515
Issuance of vested RSUs, net of shares held back to offset tax	50,554	—	—	—	—	—	—
Issuance of pre-funded warrants in lieu of cash interest payments on related party debt	—	—	510	—	510	—	510
Accrued pre-funded warrants in lieu of cash interest	—	—	476	—	476	—	476
Net loss	—	—	—	(7,360)	(7,360)	—	(7,360)
Balance at June 30, 2025	2,002,568	$2	$337,490	$(316,529)	$20,963	$—	$20,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(8,986)	$1,264
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	735	782
Non-cash interest expense	164	—
Lease expense	85	290
Impairment of right-of-use assets	24	—
Stock-based compensation expense	1,104	571
Change in fair value of warrant liabilities	(292)	404
Change in provision for credit losses, net	52	346
Change in inventory reserves	—	(1,092)
Loss on inventory write-down	112	—
Gain on disposal of property and equipment	(2)	(9)
Gain on early termination of lease	—	(39)
Change in contingent consideration	—	(2,180)
Gain on settlement of contingent liability	—	(5,935)
Gain on disposal of Extraction business	(3,534)	—
Changes in operating assets and liabilities:
Accounts receivable	(812)	201
Inventory	(610)	1,759
Prepaid expenses and other current assets	(903)	2,686
Other non-current assets	—	44
Accounts payable	(324)	(2,792)
Accrued expenses and other current liabilities	(943)	(669)
Operating lease liabilities	(104)	(275)
Contract liabilities	(1,167)	(172)
Other liabilities	263	—
Net cash and cash equivalents used in operating activities	(15,138)	(4,816)

Cash flows from investing activities:
Purchases of property and equipment	—	(4)
Related party acquisition of MC Brands	(5,075)	—
Proceeds from disposal of property and equipment	—	10
Proceeds from repayment of loan receivable	—	330
Net cash and cash equivalents (used in) provided by investing activities	(5,075)	336

Cash flows from financing activities:
Proceeds from related party notes	27,000	—
Proceeds from notes payable	3,000	—
Proceeds from issuance of Common Stock through an S-1 and prefunded warrants offering	—	2,123
Proceeds from exercise of S-1 Prefunded Warrants	—	4
Proceeds from issuance of related party notes	—	2,294
Repayments of notes payable	(1)	—
Payments on other financing loans	—	(1)
Payments on insurance financing loans	—	(317)
Net cash and cash equivalents provided by financing activities continuing operations	29,999	4,103
Net increase (decrease) in cash and cash equivalents	9,786	(377)
Cash and cash equivalents at the beginning of period	31,170	430
Cash and cash equivalents of discontinued operations, beginning of period	$—	$—
Cash and cash equivalents of discontinued operations, end of period	—	—
Cash and cash equivalents at the end of period	$40,956	$53

Supplemental disclosures
Cash paid for interest	518	95
Supplemental disclosure of non-cash investing and financing activities
Conversion of related party debt interest into pre-funded warrants	$510	$—
Accrued pre-funded warrants in lieu of cash interest	$476	$—
Reclassification of accounts payable and accrued interests to notes payable	$99	$—
Cashless exercise of liability classified warrants	$—	$3
Financing of prepaid insurance	$—	$17
Accrued interest consolidated into related party debt	$—	$364
Deemed contribution from troubled debt restructuring with related party	$—	$676
Transfer of loans receivable from noncurrent to current	$—	$1,295
Conversion of convertible notes into equity	$—	$1,731
Consolidation of related party debt principal	$—	$3,799
Fair value of warrants in connection with reclassification and issuance	$—	$6,791
Conversion of related party debt to equity	$—	$10,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRIFY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Overview, Basis of Presentation and Significant Accounting Policies

Description of Business

Agrify Corporation (together with its subsidiaries, the “Company”) is a developer of branded innovative solutions for the cannabis and hemp industries. The Company’s portfolio of consumer-packaged goods brands includes Señorita brand which offers consumers hemp-derived tetrahydrocannabinol (“THC”) beverages that mirror well-known cocktails like a margarita – in four flavors – classic Lime Jalapeño Margarita, Mango Margarita, Paloma and Ranch Water. Known for its clean, fresh taste and commitment to high-quality, natural ingredients, Señorita offers a low-sugar, low-calorie alternative to alcoholic beverages and is available at top retailers including Total Wine, ABC Fine Wine & Spirits, and Binny’s in eleven U.S. states and Canada, with plans for expansion and future availability in premier on-premises destinations. Other hemp-derived products including RYTHM beverages and incredibles and Beboe edible products are primarily sold online and through direct-to-retail partnerships

Agrify has also historically been a leading provider of innovative cultivation and extraction solutions for the cannabis industry. Prior to the exit of the extraction business on March 30, 2025, the Company’s comprehensive extraction product line (“the Extraction Business”), which included hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowered producers to maximize the quantity and quality of extract required for premium concentrates. Additionally, prior to its sale on December 31, 2024, the Company’s proprietary micro-environment-controlled Agrify Vertical Farming Units(“VFUs”) enabled cultivators to produce high quality products for the cannabis industry.

The Company was formed in the State of Nevada on June 6, 2016 as Agrinamics, Inc., and subsequently changed its name to Agrify Corporation. The Company is sometimes referred to herein by the words “we,” “us,” “our,” and similar terminology.

The Company has eleven wholly-owned consolidated subsidiaries, which are collectively referred to as the “Subsidiaries” and seven out of eleven subsidiaries are related to discontinued operations.

On December 12, 2024, the Company acquired certain assets from Double or Nothing, LLC (“Double or Nothing”), the owner and creator of the Señorita brand of hemp-derived drinks as part of the Company’s strategic plan to reposition itself as a distributor of hemp-derived THC beverages and similar products.

On December 31, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with CP Acquisitions, LLC (“CP”), an entity affiliated with Raymond Chang, the Company’s former Chairman and Chief Executive Officer. Under the Purchase Agreement, CP acquired assets from the Company relating to the Company’s VFUs, including the related Agrify total-turnkey (“TTK”) solution assets and Agrify InsightsTM software solutions (collectively the “Cultivation Business”). The sale of the Cultivation Business occurred following signing on December 31, 2024. The results of the Cultivation Business are presented as discontinued operations in the Condensed Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Cultivation Business associated with discontinued operations in the Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024. In connection with the reclassification as discontinued operations, the assets and liabilities were remeasured to fair value less cost to sell. For further discussion on the discontinued operations, refer to Note 6 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

On March 30, 2025, the Company approved the winding down of the Extraction Business by March 31, 2025, including but not limited to, the sale or other disposal of all remaining assets constituting the Extraction Business, the cessation of all business operations related to the Extraction Business, the termination of any outstanding contracts related to the Extraction Business, and termination of any employees primarily involved in the Extraction Business. The results of the Extraction Business are presented as discontinued operations in the Condensed Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Extraction Business associated with discontinued operations in the Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024. In connection with the reclassification as discontinued operations, the assets and liabilities were remeasured to fair value less cost to sell as of June 30, 2025. The balances as of December 31, 2024 reflect historical carrying values, without remeasurement. For further discussion on the discontinued operations, refer to Note 6 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

On May 20, 2025, the Company entered into a purchase agreement with VCP IP Holdings, LLC (“VCP”), an indirectly wholly-owned subsidiary of Green Thumb Industries Inc. (“Green Thumb”), a related party, pursuant to which the Company acquired all of the equity interests in MC Brands LLC and its wholly-owned subsidiary Core Growth LLC (together referred to as “MC Brands”). The assets of MC Brands consist primarily of intellectual property rights to the incredibles brand. The aggregate consideration exchanged for the equity interest was cash consideration of $5.1 million. In connection with the purchase of MC Brands, the Company also licensed the right to use the RYTHM and Beboe brands from Green Thumb for hemp-derived THC beverages and similar products.

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

Reclassifications

The Company effected a 1-for-15 reverse stock split of its Common Stock on October 8, 2024. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented unless otherwise indicated. The shares of Common Stock retained a par value of $0.001 per share. Accordingly, the Stockholders’ equity section of the condensed consolidated balance sheets reflects the reverse stock split by reclassifying from Common Stock to additional paid-in capital an amount equal to the par value of the decreased shares resulting from the reverse stock split.

Certain amounts in the condensed consolidated financial statements related to the prior years have been reclassified to conform to the current year’s presentation, specifically related to discontinued operations.

Discontinued Operations

On December 31, 2024, the Company entered into and closed the Purchase Agreement with CP. Under the Purchase Agreement, CP acquired assets from the Company relating to the Cultivation Business. On March 30, 2025, the Company discontinued the Extraction Business.

As the sale of the Cultivation Business and the exit of the Extraction Business represented strategic shifts that will have a major effect on the Company’s operations and financial results, they have been presented in discontinued operations in accordance with ASC 205, Presentation of Financial Statements, separate from continuing operations for the three months and six months ended June 30, 2025 and 2024, and as of June 30, 2025 and December 31, 2024, as applicable. For further discussion, refer to Note 6 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

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

For the three months ended June 30, 2025, the Company had one related party customer and one third-party customer that accounted for 10% or more of the total revenue from continuing operations. A related party customer and a third-party customer represented 13% and 38% each of total revenue from continuing operations for the period, respectively. For the three months ended June 30, 2024, the Company had no revenue from continuing operations and therefore no customer represented a significant portion of revenue from continuing operations.

For the six months ended June 30, 2025, the Company had three third-party customers that accounted for 10% or more of the total revenue from continuing operations. These customers represented between 11% and 30% each of total revenue from continuing operations for the period. For the six months ended June 30, 2024, the Company had no revenue from continuing operations and therefore no customer represented a significant portion of revenue from continuing operations.

As of June 30, 2025, one of the Company’s related party customers accounted for 14% of accounts receivable and three of the Company’s third-party customers also accounted for between 16% and 40% each of accounts receivable. As of December 31, 2024, one third-party customer accounted for 100% of accounts receivable.

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

Warrants

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

Issued or modified warrants that meet all of the criteria for equity classification are recorded as a component of additional paid-in capital at the time of issuance or when incurred. Issued or modified warrants that are precluded from equity classification are recorded as a liability at their initial fair value on the date of issuance and subject to remeasurement on each balance sheet date with changes in the estimated fair value of the warrants to be recognized as an unrealized gain or loss in the unaudited condensed consolidated statements of operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, contingent consideration, operating lease liabilities, long-term debt, related party debt, and pre-funded warrants. Refer to Note 4 - Fair Value Measures, included elsewhere in the notes to the unaudited condensed consolidated financial statements for details of the Company’s financial instruments.

Revenue Recognition

Overview

The Company generates revenue from continuing operations through the sale of hemp-derived THC products and related party licensing arrangements. The Company licenses intellectual property to a related party under arrangements that provide for sales-based royalties. The Company recognizes royalty income derived from licensing agreements in accordance with ASC Topic 606, Revenue Recognition (“ASC 606”), specifically, the sales-based royalty exception. In accordance with ASC 606, revenue is recognized through a five-step model, as outlined below:

●	Identify the customer contract: A customer contract is identified when there is mutual approval and commitment between the Company and its customer, the rights and obligations are clear, payment terms are set, the contract has commercial substance, and collectability is probable. Written or electronic signatures on contracts and purchase orders are obtained if such orders are issued in the normal course of business by the customer.

●	Identify performance obligations that are distinct: The Company identifies distinct performance obligations in each contract. A performance obligation is considered distinct if the customer can benefit from the good or service on its own or with readily available resources, and if it is separately identifiable from other promises in the contract. The Company’s revenue-generating activities typically have a single performance obligation.

●	Determine the transaction price: The transaction price is the amount of consideration the Company expects to receive in exchange for the sale of the product. This amount is determined excluding sales taxes collected on behalf of government agencies and net of any sales discounts, incentives, and returns.

●	Allocate the transaction price to distinct performance obligations: The transaction price is allocated to each distinct performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services provided. If a contract involves multiple performance obligations, each is accounted for separately if distinct, and the SSP reflects the price the Company would charge if the good or service were sold separately in similar circumstances and to similar customers.

●	Recognize revenue as the performance obligations are satisfied:

-	Revenue from the sale of hemp-derived THC products is recognized when control of the product transfers to the customer, typically upon delivery or shipment, as the customer assumes the risks and rewards of ownership. Payment terms vary by customer, but the time between revenue recognition and payment due is generally not significant. For products sold under consignment arrangements, revenue is recognized only when control is transferred to the end customer. The Company does not maintain a specific reserve for returns due to the limited circumstances under which returns are permitted in customer agreements. Payments for slotting, listing fees, or other marketing or promotional activities, where legally permitted, are recorded as a reduction in revenue unless a distinct good or service is received in exchange.

-	In accordance with ASC 606-10-55-65 through 55-65B, royalty revenue is recognized only when the underlying sale by the licensee occurs, and the performance obligation has otherwise been satisfied. This approach ensures that revenue is recognized in the period in which it is earned and determinable, consistent with the transfer of control of the intellectual property to the licensee.

Net (Loss) Income Per Share

The Company presents basic and diluted net (loss) income per share attributable to Common Stockholders in conformity with the one-class method. The Company computes basic (loss) income per share by dividing net (loss) income available to Common Stockholders by the weighted-average number of Common Stock outstanding. Diluted (loss) income per share adjusts basic loss per share for the potentially dilutive impact of convertible notes, stock options, restricted stock units and warrants. For the six months ended June 30, 2024, the Company adjusts the net income available to common stockholders and the weighted average common stock outstanding for the effective of dilutive securities as presented within Note 15 – Net (Loss) Income Per Share. As the Company has reported losses for the three months ended June 30, 2025 and 2024 and the six months ended June 30, 2025, all potentially dilutive securities including convertible notes, stock options, restricted stock units and warrants, are anti-dilutive, and accordingly, basic net loss per share equals diluted net loss per share for those periods.

Net (loss) income per share calculations for all periods have been adjusted to reflect the reverse stock split effected on October 8, 2024.

Recently Adopted Accounting Pronouncements

On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard applies to all entities subject to income taxes and is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company adopted this new standard on January 1, 2025 and the effect of this guidance will be reflected in the financial statements for the year ending December 31, 2025.

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

Note 2 — Revenue

Revenue

The Company generates revenue from continuing operations from hemp-derived THC products sales and royalty revenue.

For the three and six months ended June 30, 2025, the Company generated revenue from continuing operations from hemp-derived product sales and sales-based royalty revenue. Revenue from hemp-derived product sales is recognized at a point-in-time when control transfers to the customer. Royalty revenue is recognized over time as the underlying sales occurs in accordance with the terms of the related party license agreements. For the three and six months ended June 30, 2024, the Company had no revenue from continuing operations.

The following table provides the Company’s revenue from continuing operations disaggregated by revenue type:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Hemp-derived products	$1,794	$—	$2,332	$—
Royalty revenue	248	—	248	—
Total revenue	$2,042	$—	$2,580	$—

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

Note 3 — Supplemental Condensed Consolidated Balance Sheet Information

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(In thousands)	2025	2024
Accounts receivable, gross	$1,572	$30
Less allowance for credit losses	—	—
Accounts receivable, net	$1,572	$30

There is nil allowance for credit losses as of June 30, 2025 and December 31, 2024.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(In thousands)	2025	2024
Prepaid materials	$536	$—
Prepaid marketing	551	—
Other receivables	280	170
Prepaid insurance	86	86
Prepaid expenses, other	136	142
Total prepaid expenses and other current assets	$1,589	$398

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(In thousands)	2025	2024
Accrued consulting fees	$1,293	$383
Compensation related fees	488	1,112
Accrued fulfillment and manufacturing related costs	411	—
Accrued marketing fees	251	—
Litigation reserve	132	1,628
Accrued professional fees	128	802
Sales tax payable	13	4
Accrued interest expense	—	161
Other current liabilities	313	—
Total accrued expenses and other current liabilities	$3,029	$4,090

During the six months ended June 30, 2025, the company paid $1.5 million into escrow related to Cultivation Sale Agreement. See related legal matters in Note 16.

As of June 30, 2025 and December 31, 2024, the Company had related party accrued consulting fees with Green Thumb of approximately $1.3 million and $332 thousand, respectively.

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

At June 30, 2025 and December 31, 2024, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2025				December 31, 2024
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$—	$—	$704	$704	$—	$—	$996	$996
Total liabilities	$—	$—	$704	$704	$—	$—	$996	$996

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, accounts receivable, contingent consideration, operating lease liabilities, long-term debt, related party debt, and warrant liabilities. Fair value information for each of these instruments as well as other balances of the Company are as follows:

●	Cash and cash equivalents approximate their fair value based on the short-term nature of these instruments.

●	Accounts receivable is presented net of an allowance for estimated credit losses, which approximates fair value.

●	The carrying value of lease liabilities approximates fair value due to the implicit discount rates used in the determination of the lease liabilities being consistent with the Company’s incremental borrowing rates at the time of lease inception and accounting for the duration of the leases.

●	Long-term debt and related party debt, including the debt that has undergone troubled debt restructuring, is carried at amortized cost, dictated by the prevailing market interest rates at the time of each transaction in accordance with ASC Topic 470, Debt (“ASC 470”).

●	The Company’s warrant liabilities are marked-to-market at each reporting period with the changes in fair value of warrant liabilities recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations until the warrants are exercised or expire. The fair value of the warrant liabilities is estimated using a Black-Scholes option-pricing model.

●	The Company has pre-funded warrants issued to a related party. As of result of the latest amendment executed as of December 31, 2024, the warrants met the requirements for equity classification and were marked to fair value as of December 31, 2024. The warrants will not be marked to fair value on a recurring basis.

Warrant Liabilities

The estimated fair value of the warrant liabilities on June 30, 2025 and December 31, 2024 is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values that represent the Company’s best estimate. The volatility rate is determined utilizing the Company’s own share price and the share price of competitors over time.

However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The following table summarizes the Company’s assumptions used in the valuations as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Stock price	$21.17	$28.99
Exercise price	$0.14 - $22,440	$0.14 - $22,440
Expected term (in Years)	1.58-2.64	2.08 - 3.14
Volatility	166.0%	171.0%
Discount rate - treasury yield	3.72-3.97%	4.27%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the six months ended June 30, 2025 and for the year ended December 31, 2024 and changes in the number of outstanding warrant liabilities for the six months ended June 30, 2025:

(In thousands, except number of outstanding warrant liabilities)	Six months ended June 30, 2025	For the year ended December 31, 2024	Number of Outstanding Warrant Liabilities
Warrant liabilities - beginning of period	$996	$1,290	40,017
Initial fair value of warrant liabilities	—	5,601	—
Exercise of warrants	—	(3,026)	—
Reclassification of warrant liabilities to equity	—	(20,771)	—
Change in estimated fair value	(292)	17,902	—
Warrant liabilities end of period	$704	$996	40,017

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

Inventory consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(In thousands)	2025	2024
Finished goods	$1,239	$500
Raw materials	584	—
Packaging materials	471	—
Inventory, gross	2,294	500
Inventory reserves	(85)	—
Total inventory, net	$2,209	$500

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

The assets and liabilities associated with discontinued operations with respect to the Cultivation Business consisted of the following as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024
Assets
Current assets:
Prepaid expenses and other current assets	$—	$62
Current assets associated with discontinued operations	—	62
Total assets associated with discontinued operations	$—	$62
Liabilities
Current liabilities:
Accounts payable	$56	$2
Accrued expenses and other current liabilities	—	47
Current liabilities associated with discontinued operations	56	49
Total liabilities associated with discontinued operations	$56	$49

The following table summarizes the Company’s income from discontinued operations of the Cultivation Business for the three and six months ended June 30, 2025 and 2024, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Revenue	$—	$119	$—	$59
Cost of goods sold	—	(312)	—	342
Gross income (loss)	—	431	—	(283)

Selling, general and administrative	—	984	175	1,959
Gain on settlement of contingent liabilities	—	—	—	(5,935)
Gain on early termination of lease	—	(39)	—	(39)
Total operating expense (income)	—	945	175	(4,015)

Operating (loss) income from discontinued operations	—	(514)	(175)	3,732

Net (loss) income from discontinued operations	—	(514)	(175)	3,732
Income tax effect on discontinued operations	—	—	—	—
(Loss) income from discontinued operations, net of income taxes	$—	$(514)	$(175)	$3,732

The condensed consolidated statements of cash flows include continuing operations and discontinued operations.

The following table summarizes the depreciation and amortization of long-lived assets, provisions for credit losses, and adjustments to net realizable value of inventories related to discontinued operations of the Cultivation Business for the three and six months ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Depreciation and amortization	$—	$277	$—	$562
Provision for (recovery of) credit losses	$—	$4	$—	$(280)
Recovery of provision for slow-moving inventory	$—	$(364)	$—	$(349)

Extraction Business Discontinued Operations

On March 30, 2025, the Company approved the discontinuation and wind down of its legacy Extraction Business. As a result, all operations associated with the Extraction Business have ceased as of March 31, 2025, and the Company has initiated the sale or disposal of all remaining assets related to the Extraction Business. In addition, all outstanding contracts associated with the Extraction Business have been or are in the process of being terminated in accordance with their respective terms. In connection with the discontinuation of the business, the Company reduced its workforce by nine employees on April 1, 2025. The discontinuation of the legacy Extraction Business represents efforts to strategically shift the Company’s direction to support the continued expansion of its hemp-derived products business operations. As a result, the Extraction Business has been presented as discontinued operations in the condensed consolidated financial statements for all periods presented.

As a result of the decision to wind down the Extraction Business, a gain of approximately $3.5 million, net with a loss from discontinued operations of $2.0 million for a total net gain of $1.5 million, was recorded in net income from discontinued operations in the condensed consolidated statement of operations for the six months ended June 30, 2025. The operating results of the Extraction Business were reported as a net loss from discontinued operations in the condensed consolidated statements of operations through June 30, 2025, and were considered material. The net loss from discontinued operations for the three and six months ended June 30, 2024, represents the Extraction Business’ operating results from the prior year. The assets and liabilities related to the Extraction Business have been separately classified in the accompanying condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024. Balances as of June 30, 2025 have been remeasured at fair value less cost to sell.

The assets and liabilities associated with discontinued operations with respect to the Extraction Business consisted of the following as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024
Assets
Current assets:
Accounts receivable, net	$7	$318
Inventory, net	—	1,079
Prepaid expenses and other current assets	39	1,137
Current assets associated with discontinued operations	46	2,534
Property and equipment, net	—	186
Operating lease right-of-use assets	85	504
Other non-current assets	12	25
Non-current assets associated with discontinued operations	97	715
Total assets of discontinued operations	$143	$3,249

Current liabilities:
Accounts payable	$569	$1,247
Accrued expenses and other current liabilities	165	5,160
Operating lease liabilities, current	95	261
Customer deposits	1,358	2,525
Current liabilities associated with discontinued operations	2,187	9,193
Operating lease liabilities, net of current	—	257
Non-current liabilities associated with discontinued operations	—	257
Total liabilities associated with discontinued operations	$2,187	$9,450

The following table summarizes the Company’s (loss) income from discontinued operations of the Extraction Business for the three and six months ended June 30, 2025 and 2024, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Revenue	$18	$2,875	$1,187	$5,533
Cost of goods sold	15	2,179	1,835	3,958
Gross profit (loss)	3	696	(648)	1,575

Selling, general and administrative	126	1,001	1,196	3,030
Impairment of right-of-use assets	—	—	24	—
Gain on disposal of property and equipment	—	—	(2)	—
Total operating expenses	126	1,001	1,218	3,030

Operating loss from discontinued operations	(123)	(305)	(1,866)	(1,455)

Other (expense) Income
(Loss) gain on disposal of Extraction business	(32)	—	3,534	—
Other income, net	—	5	—	19
Total other (expense) income	(32)	5	3,534	19

Net (loss) income from discontinued operations	(155)	(300)	1,668	(1,436)
Income tax effect on discontinued operations	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	$(155)	$(300)	$1,668	$(1,436)

The condensed consolidated statements of cash flows include continuing operations and discontinued operations.

The following table summarizes the depreciation and amortization of long-lived assets, provisions for credit losses, and adjustments to net realizable value of inventories related to discontinued operations of Extraction Business:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Depreciation and amortization	$—	$97	$52	$220
(Recovery of) provision for credit losses	$(58)	$53	$53	$650
Recovery of provision for slow-moving inventory	$—	$(94)	$—	$(121)

Note 7 — Business Combinations

The Company has determined that the below acquisitions meet the criteria for business combinations under ASC 805, Business Combinations. They are accounted for by applying the acquisition method, whereby the assets acquired, and the liabilities assumed are recorded at their fair values with any excess of the aggregate consideration over the fair values of the identifiable net assets allocated to goodwill (where applicable). Operating results have been included in these consolidated financial statements from the date of each respective acquisition. Supplemental pro forma financial information has not been presented as the impact was not material to the Company’s consolidated financial statements.

In determining the fair value of all identifiable assets and liabilities acquired, the most significant estimates relate to intangible assets. For the intangible assets identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows and take into consideration other significant assumptions such as the expected use, market uncertainty and the intangible asset useful lives.

Acquisition of MC Brands LLC

On May 20, 2025, the Company entered into a purchase agreement with VCP IP Holdings, LLC (“VCP”), an indirect wholly-owned subsidiary of Green Thumb, a related party, pursuant to which the Company acquired all of the equity interests in MC Brands LLC and its wholly-owned subsidiary Core Growth LLC (together referred to as “MC Brands”). The assets of MC Brands consist primarily of intellectual property rights to the incredibles brand. The aggregate consideration exchanged for the equity interest was $5.1 million of cash.

The Company prepared a preliminary purchase price allocation based on management’s estimates and assumptions which are subject to change within the purchase price allocation period (generally not more than one year from the acquisition date). Final valuations of the assets acquired and liabilities assumed are not yet complete due to the inherent complexity associated with valuations and the short period of time between the acquisition date and the period end. As part of the preliminary purchase accounting, the Company recorded intangible assets of $4.8 million relating to the incredibles trade name intellectual property and $275 thousand of customer relationships. The preliminary estimates for useful lives of the identified intangibles are five years for trade names and seven years for customer relationships with a weighted average useful life of 5.11 years. As the total purchase price equaled the fair value of the net identifiable assets acquired, no goodwill was recorded.

The following table summarizes the preliminary allocation of the purchase price:

Allocation of Purchase Price (in thousands)
Accounts Receivable	$469
Inventory	287
Prepaid	22
Tradenames	4,800
Customer Relationships	275
Total assets acquired at fair value	5,853

Accounts Payable	(778)
Total liabilities assumed at fair value	(778)

Total purchase price	$5,075

Acquisition – Double or Nothing

As previously disclosed, on December 12, 2024, the Company acquired certain assets from Double or Nothing, the owner and creator of the Señorita brand of hemp-derived THC drinks. As of June 30, 2025, the Company has completed its purchase price allocation for the Double or Nothing business combination. The final allocation remains unchanged from the preliminary amounts disclosed in the Company’s financial statements for the fiscal year ended December 31, 2024. Based on the information available to management, no further adjustments are expected. Accordingly, the measurement period has ended and the purchase accounting is now considered final in accordance with ASC 805.

The following table summarizes the final allocation of purchase price for Double or Nothing:

Allocation of Purchase Price (in thousands)
Inventory	$500
Deposits	123
Tradenames	6,100
Customer Relationships	2,800
Goodwill	9,713
Total purchase price	$19,236

Note 8 — Intangible Assets, Net

Intangible assets, net at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025
	Estimated	Gross		Accumulated	Net
	Useful Life	Carrying	Accumulated	Impairment	Carrying
	in Years	Amount	Amortization	Amount	Amount
Tradenames	5 - 7	$10,900	$(540)	$—	$10,360
Customer Relationships	7 - 10	3,075	(143)	—	2,932
		$13,975	$(683)	$—	$13,292

	December 31, 2024
	Estimated	Gross		Accumulated	Net
	Useful Life	Carrying	Accumulated	Impairment	Carrying
	in Years	Amount	Amortization	Amount	Amount
Tradenames	7	6,100	—	—	6,100
Customer Relationships	10	2,800	—	—	2,800
		$8,900	$—	$—	$8,900

The Company recorded amortization expense of $399 thousand and $0, respectively, in general and administrative expense in the condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024, respectively.

The Company recorded amortization expense of $683 thousand and $0, respectively, in general and administrative expense in the condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024, respectively.

Note 9 — Debt

The Company’s debt consisted of:

(In thousands)	June 30, 2025	December 31, 2024
Related party debt:
Convertible Notes	$37,000	$10,000
Total related party debt	37,000	10,000
Less: current portion	(10,000)	(10,000)
Related party debt, net of current	$27,000	$—

Short-term debt:
PPP Loan	$617	$518
Other Notes Payable - Current	4	4
Total short-term debt	$621	$522

Long-term debt:
Convertible Notes	3,000	—
Other notes payable	—	1
Total long-term debt	3,000	1
Less: current portion	—	—
Long-term debt, net of current	$3,000	$1

Convertible Notes

On November 5, 2024, the Company issued a secured convertible note (the “November 2024 Note”) to RSLGH, LLC (“RSLGH”), a subsidiary of Green Thumb, a related party. The November 2024 Note is a secured obligation of the Company and ranks senior to all indebtedness of the Company except for the May 2025 Notes (as defined below), which rank on parity with the November 2024 Note. The November 2024 Note will mature on November 5, 2025 and has a 10.0% annualized interest rate. The principal amount of the November 2024 Note will be payable on the maturity date. The November 2024 Note provides for advances of up to $20 million in the aggregate, of which $10 million was advanced upon issuance. The November 2024 Note was amended on May 8, 2025 to issue pre-funded warrants in lieu of cash interest, with 18,614 pre-funded warrants issued on May 8, 2025 and an additional 11,373 pre-funded warrants to be issued on September 1, 2025, which were issued in lieu of the cash interest that would otherwise be payable under the November 2024 Note. The number of pre-funded warrants is equal to the cash interest amount otherwise payable on the November 2024 Note divided by the closing share price on May 8, 2025, which is the effective date of the amendment. No changes were made to the conversion price of the principal amount of the November 2024 Note. On May 22, 2025, the Company and RSLGH entered into a second amendment to the November 2024 Note, which amended the terms to, among other things, permit RSLGH to elect, subject to any required approvals under Nasdaq listing rules, to receive pre-funded warrants in lieu of shares of Common Stock upon conversion of the November 2024 Note at a conversion price equal to the existing conversion price of $3.158 less the $0.001 exercise price of each pre-funded warrant.

On May 22, 2025, the Company issued secured convertible notes with an aggregate original principal amount of $30.0 million (collectively the “May 2025 Notes”) to RSLGH and to certain other third-party accredited investors. The May 2025 Notes are secured obligations of the Company and rank senior to all indebtedness of the Company except for the November 2024 Note, which ranks on parity with the May 2025 Notes. The May 2025 Notes will mature on November 22, 2026 and accrue interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March while the May 2025 Notes are outstanding, in pre-funded warrants, beginning September 1, 2025. The principal amount of the May 2025 Notes will be payable on the maturity date. The May 2025 Notes may be converted into Common Stock or, at the election of the holder, into pre-funded warrants, with a beneficial ownership limitation for RSLGH of 49.99% and a beneficial ownership limitation for other holders of 4.99%, in each case subject to applicable Nasdaq listing rules. If a holder elects to convert the May 2025 Notes into Common Stock, the conversion price per share will be $23.53, equal to the most recent closing price of the Common Stock on the Nasdaq Capital Market at the time the May 2025 Notes were issued, subject to customary adjustments for certain corporate events. If a holder elects to convert the May 2025 Notes into pre-funded warrants, and for interest payments payable in the form of pre-funded warrants, the conversion price per pre-funded warrant will be equal to the $23.53 conversion price less than $0.001 exercise price of the warrant. The conversion of the May 2025 Notes into Common Stock and/or pre-funded warrants is subject to certain customary conditions and, to the extent necessary, the receipt of stockholder approval under Nasdaq listing rules.

The November 2024 Note and the May 2025 Notes (together referred to as “the Notes”) impose certain customary affirmative and negative covenants upon the Company, including covenants relating to ranking and reservation of shares. If an event of default under a Note occurs and is not waived, the holder can elect to accelerate all or a portion of the then-outstanding principal amount of the applicable Note, plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 14% from the date of a default or event of default. The Company is in compliance with these covenants as of June 30, 2025.

The Company determined the convertible notes do not contain features that qualify as embedded derivatives in accordance with ASC 815. Borrowings under the Notes as of June 30, 2025 totaled $40.0 million, $10.0 million of which are recorded on the Company’s condensed consolidated balance sheets in related party debt, current, $27.0 million of which are recorded in related party debt, and the remaining are reported in long-term debt, net of current.

Related party interest expense incurred on the Notes amounted to approximately $548 thousand and $0 for the three months ended June 30, 2025 and 2024, respectively. Related party interest expense incurred on the Notes amounted to approximately $798 thousand and $0 for the six months ended June 30, 2025 and 2024, respectively.

Interest expense incurred on the Notes related to unaffiliated third parties amounted to approximately $33 thousand and $0 for the three months ended June 30, 2025 and 2024, respectively. Interest expense incurred on the Notes related to unaffiliated third parties amounted to approximately $33 thousand and $0 thousand for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, future minimum principal payments on all debt positions, excluding accrued interest amounts, were as follows:

Years ending December 31 (In thousands)
Remaining 2025	$10,621
2026	30,000
Total future payments	$40,621

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

As of June 30, 2025 and December 31, 2024, the Company had no active finance leases.

Also during the six months ended June 30, 2025, in connection with the discontinuation of Extraction Business, the Company subleased the assets under one of its leases, with the sublease commencement date on April 1, 2025, for $9 thousand per month. The Company recognized a sublease income of $27 thousand, within loss from discontinued operations in the condensed consolidated statements of operations. The Company recognized an impairment of right-of-use assets of $24 thousand, within loss from discontinued operations in the condensed consolidated statements of operations.

During the six months ended June 30, 2025, in connection with the discontinuation of Extraction Business, the Company terminated a lease early and recognized a loss on lease termination of $161 thousand, within gain on disposal of Extraction Business in the condensed consolidated statements of operations.

As of June 30, 2025, the Company did not have any operating leases related to continuing operations. As such, no operating lease cost, weighted average remaining lease term, or weighted average discount rate, and cash paid for operating leases are presented for continuing operations for the three and six months ended June 30, 2025. As of June 30, 2025, there is no future lease payment related to continuing operations.

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

The Company issued 4,482 warrants to purchase Common Stock to Alexander Capital (the “Placement Agents Warrants”). The Placement Agents Warrants were classified as equity warrants and recorded under additional paid-in capital in the condensed consolidated balance sheets. The Placement Agents Warrants had a five-year term and exercise price of 100% of the offering price, and were subject to adjustment for stock splits, reverse stock splits, stock dividends, and similar transactions. The Placement Agents Warrants were exercisable on a cash basis, unless there was not an effective registration statement covering the issuance of the shares issuable upon exercise of the Placement Agents Warrants or if shareholder approval for the full exercise of the Placement Agents Warrants was not received, in which case the Placement Agents Warrants would also be exercisable on a cashless exercise basis at Alexander Capital’s election. The Placement Agent Warrants were exercised in full during November 2024.

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

Related Party Warrant Issuance

On May 21, 2024, in connection with the amendment of previously outstanding notes, the Company issued 492,204 and 525,114 Pre-Funded Warrants to GIC Acquisitions and CP (the “Related Party Pre-Funded Warrants”), respectively, in exchange of notes payable amounting approximately to $2.29 million and $11.5 million, respectively. The Related Party Pre-Funded Warrants can be used to purchase Company’s Common Stock with par value of $0.001 at an exercise price of $0.015. The Related Party Pre-Funded Warrants have been identified as freestanding financial instruments and were determined not to be indexed to the Company’s own stock. Accordingly, the Related Party Pre-Funded Warrants are precluded from being classified within equity and classified as a liability with subsequent changes in fair value recognized each reporting period in earnings. The fair value of the Related Party Pre-Funded Warrants on the issuance date was $5,600,334 determined as the intrinsic value.

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

Note 12 — Stock-Based Compensation and Employee Benefit Plans

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards and cash-based awards. The aggregate number of shares of Common Stock that may be reserved and available for grant and issuance under the 2022 Plan is 1,765 shares and 16,667 additional shares issued upon approval by the Board of Directors on January 8, 2024. On August 12, 2024, the Company’s stockholders approved an amendment to the 2022 Plan to increase the number of shares issuable thereunder by 166,667. Shares will be deemed to have been issued under the 2022 Plan solely to the extent actually issued and delivered pursuant to an award. The 2022 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it was adopted by the Board of Directors. On June 11, 2025, the Company’s stockholders approved an amendment to the 2022 Plan to increase the number of shares issuable thereunder by 250,000 shares. As of June 30, 2025, there were 231,815 shares of Common Stock available to be granted under the Company’s 2022 Plan.

The Company’s stock compensation expense from continuing operations was $537 thousand and $58 thousand for the three months ended June 30, 2025 and 2024, respectively. The Company’s stock compensation expense from continuing operations was $1.1 million and $511 thousand for the six months ended June 30, 2025 and 2024, respectively.

The Company’s stock compensation expense from discontinued operations was a forfeiture of $22 thousand and an expense of $23 thousand for the three months ended June 30, 2025 and 2024, respectively. The Company’s stock compensation expense from discontinued operations was a forfeiture of $20 thousand and an expense of $60 thousand for the six months ended June 30, 2025 and 2024, respectively.

Stock Options

For six months ended June 30, 2025, there were no options granted or exercised under the Company’s stock option plans. For the same period, there were 141 options expired with a weighted average exercise price of $11 thousand. There were 75 and 216 options outstanding with a weighted average exercise price of $27 thousand and $19 thousand as of June 30, 2025 and December 31, 2024, respectively. There were 75 options vested and exercisable with a weighted average exercise price of $27 thousand as of June 30, 2025. There were no unvested options as of June 30, 2025.

As of June 30, 2025, there was no unrecognized compensation expense related to unvested options.

The following table summarizes information about options vested and exercisable at June 30, 2025:

	Options Vested and Exercisable
Price ($)	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$40,234	38	5.64	$40,234
$14,248	34	5.35	$14,208
$5,717	3	5.08	$4,104

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

The following table presents restricted stock unit activity for the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	102,867	$17.42
Granted	32,500	27.54
Vested	(41,258)	16.45
Forfeited	(14,109)	4.57
Unvested at June 30, 2025	80,000	$24.39

As of June 30, 2025, total unrecognized compensation expense related to unvested restricted stock units was $1.2 million, which is expected to be recognized over a weighted average period of 0.6 years.

Note 13 — Stock Warrants

The following tables present all warrant activity of the Company for the six months ended June 30, 2025:

	Number of Warrants	Weighted-Average Exercise Price
Warrants outstanding at December 31, 2024	7,576,573	$7.30
Issued	18,614	19
Exercised	—	—
Canceled	—	—
Warrants outstanding at June 30, 2025	7,595,187	$7.33

Note 14 — Income Taxes

The Company’s effective income tax rates were 0% for each of the three and six months ended June 30, 2025 and 2024. There was no provision for (benefit from) income taxes for the three and six months ended June 30, 2025 and 2024. There is no difference between the Company’s effective tax rates for the 2025 and 2024 periods. There was no change in the provision for (benefit from) income taxes for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024.

The utilization of the Company’s net operating loss (“NOL”) carryforwards is subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended and similar provisions in various state jurisdictions due to historical change in ownership provisions (“Ownership Changes”). These limitations may reduce the amount of NOLs available in future periods and may result in the expiration of certain NOLs before they can be utilized. During the quarter ended June 30, 2025, the Company completed an analysis of Ownership Changes, which had not previously been performed. The analysis identified multiple historical ownership changes that significantly limit the utilization of federal NOLs through the date of the most recent change on November 5, 2024, subjecting them to a minimal annual limitation. The Company is in the process of conducting a similar analysis for state income tax purposes. NOLs generated after November 5, 2024 are not currently subject to this limitation and may be available to offset future taxable income, although any future ownership changes could impose additional limitations. The Company continues to maintain a full valuation allowance against its deferred tax assets, including NOLs, due to the Section 382 limitations resulting from historical ownership changes and the uncertainty surrounding the Company’s ability to generate sufficient taxable income to utilize the remaining NOLs before they expire.

On July 4, 2025, the One Big Beautiful Bill (“OBBA”) was enacted, introducing significant and wide-ranging changes to the U.S. tax system. The bill includes restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property.   Another key point is the return to immediate expensing of domestic research and experimental expenditures (“R&E”) and accelerated tax deductions of R&E that was previously capitalized for large businesses.  The legislation also reinstates EBITDA-based interest deduction for tax purposes. While the Company does not expect material impact, the Company is currently assessing the potential impact of this legislation on its future financial position, results of operations, and cash flows. In accordance with U.S. GAAP, the effects will be recognized in the period of enactment.

Note 15 — Net (Loss) Income Per Share

Net (loss) income per share calculations for all periods have been adjusted to reflect the Company’s reverse stock splits. Net (loss) income per share was calculated based on the weighted-average number of shares of the Company’s Common Stock outstanding.

Basic net (loss) income per share is calculated using the weighted-average number of shares of Common Stock outstanding during the periods. Diluted net (loss) income per share is computed by giving effect to all potential shares of Common Stock, including the reflection of as-converted convertible notes, outstanding stock options, stock related to unvested restricted stock units, and outstanding warrants to the extent dilutive. Net (loss) income per share, assuming dilution, is equal to basic net (loss) income per share for the three months ended June 30, 2025 and 2024 and six months ended June 30, 2025 because the effect of dilutive securities outstanding during the periods, including convertible notes, options, restricted stock units and warrants computed using the treasury stock method, is anti-dilutive.

The components of basic and diluted net loss per share were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net loss attributable to Agrify Corporation from continuing operations	$(7,205)	$(2,158)	$(10,479)	$(1,032)
Net (loss) income attributable to Agrify Corporation from discontinued operations	(155)	(814)	1,493	2,296
Numerator for basic EPS - net (loss) income available for common shareholders	$(7,360)	$(2,972)	$(8,986)	$1,264
Effect of dilutive securities:
Interest expense on convertible notes - from continuing operations	$—	$—	$—	$520
Numerator for diluted EPS - net (loss) income available for common shareholders after assumed conversions	$(7,360)	$(2,972)	$(8,986)	$1,784
Denominator:
Denominator for basic EPS - Weighted-average common shares outstanding	1,965,425	940,953	1,958,724	701,563
Effect of dilutive securities:
Conversion of convertible notes	—	—	—	994,506
Denominator for diluted EPS - adjusted weighted-average common stock outstanding after assumed conversions	1,965,425	940,953	1,958,724	1,696,069
Basic net (loss) income per share attributable to common stockholders	$(3.74)	$(3.16)	$(4.59)	$1.80
Diluted net (loss) income per share attributable to common stockholders	$(3.74)	$(3.16)	$(4.59)	$1.05

As of June 30, 2024, the Company had convertible notes outstanding with a principal balance of approximately $3.3 million convertible into 176,309 shares of Common Stock. During the six months ended June 30, 2024, the Company also converted a portion of the convertible notes into 178,109 shares of Common Stock and 1,017,318 pre-funded warrants to purchase shares of Common Stock. Given the nominal exercise price of the Company’s issuance of pre-funded warrants, such pre-funded warrants are included in in the calculation of basic net (loss) income per share and weighted for the period outstanding from issuance to June 30, 2024. The exercise price per warrant is deemed non-substantive when compared to the fair value of the underlying shares of Common Stock. In determination of the denominator for diluted earnings per share (“EPS”) for the six months ended June 30, 2024, the Company assumed conversion of the 178,109 shares of Common Stock and the 1,017,318 pre-funded warrants as of the beginning of the period, January 1, 2024, eliminating the weighting of the shares from issuance to June 30, 2024. The Company also included in the denominator for diluted EPS for the six months ended June 30, 2024, the assumed conversion of 176,309 shares of Common Stock related to the convertible notes.

For each of the periods presented, the Company’s potential dilutive securities, which include stock options, restricted stock units, and warrants, and convertible notes, have been excluded from the computation of basic and diluted net (loss) income per share with the exception of the pre-funded warrants, or penny warrants, which are included in the computation, as detailed above. The Convertible Notes outstanding during the six months ended June 30, 2025 were also excluded from the computation of diluted net (loss) per share as they do not represent common stock equivalents unless and until conversion conditions are met. The weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to Common Stockholders is the same. The Company excluded the following potential Common Stock equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six months ended June 30,
	2025	2024
Shares subject to outstanding warrants	7,595,187	154,149
Shares subject to unvested restricted stock units	80,000	122
Shares subject to outstanding stock options	75	663
	7,675,262	154,934

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

Note 17 — Related Parties

Some of the current and former officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Ben Kovler, Agrify’s Chairman and Interim Chief Executive Officer also serves as Green Thumb’s Chairman and Chief Executive Officer. Agrify’s Chief Financial Officer is a Green Thumb employee and provides services under a shared services agreement. Including Mr. Kovler, two of Agrify’s seven directors are affiliated with Green Thumb. Additional details regarding the shared services arrangement, convertible notes, and intellectual property and licensing agreements are provided in the sections below.

The following table describes the net activity with entities identified as related parties to the Company:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Green Thumb Industries	$3,370	$—	$4,926	$—

The net activity of $3.4 million during the three months ended June 30, 2025 consists of $2.9 million of support services performed by Green Thumb on behalf of the Company, $182 thousand non-royalty chargeback expense, $548 thousand interest charges for the Convertible Notes, offset by $245 thousand royalty revenue from Green Thumb.

The net activity of $4.9 million during the six months ended June 30, 2025 consists of $4.3 million of support services performed by Green Thumb on behalf of the Company, which is comprised of $3.7 million in salary charges and $562 thousand in non-salary charges, and $798 thousand interest charges, $182 thousand non-royalty chargeback expense, offset by $80 thousand of equipment sales and beverage sales and $245 thousand royalty revenue from the Company to Green Thumb.

The following table summarizes the net related party payable as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(In thousands)	2025	2024
Green Thumb Industries	$38,787	$10,487

The net related party payable of $38.8 million as of June 30, 2025, consists of $1.3 million service charge payable, $37.0 million convertible notes payable, $443 thousand accrued interest payable, $232 thousand non-royalty chargeback payable, offset by $181 thousand receivable from royalty revenue.

Related Party Royalty Revenue

On May 20, 2025, the Company acquired intellectual property rights to the incredibles brand, as part of the related party acquisition of MC Brands. In connection with the acquisition, the Company also licensed incredibles brand back to Green Thumb under a license arrangement and recognized related party royalty revenue. For further discussion on the acquisition and royalty revenue, refer to Note 7 and Note 2 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

Convertible Notes

On November 5, 2024, the Company issued the November 2024 Note to RSLGH, an indirect wholly-owned subsidiary of Green Thumb, a related party. On May 22, 2025, the Company issued a May 2025 Note with an original principal amount of $27.0 million to RSLGH. For further discussion on these notes, refer to Note 9 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

Support Services Agreement

On May 20, 2025, the Company entered into an Amended and Restated Shared Services Agreement (the “Services Agreement”) with Vision Management Services, LLC (“VMS”), an indirect wholly-owned subsidiary of Green Thumb, a related party. Under the Services Agreement, VMS will provide certain administrative, supply chain, operations management, sales and marketing, and technical services to the Company and its subsidiaries. As consideration for those services, the Company pays VMS service fees equal to (i) 125% of the costs incurred by VMS in connection with any services provided by non-dedicated personnel and (ii) 100% of such costs incurred by VMS in connection with services provided by dedicated personnel and any third-party costs incurred in connection with the services. The service fees are payable in cash or, upon mutual agreement of the Company and VMS and to the extent permitted under applicable Nasdaq listing rules, in Common Stock or in pre-funded warrants, with the value per share of Common Stock or pre-funded warrant being equal to $26.68, the most recent closing price of the Company’s Common Stock on the Nasdaq Capital Market as of the time the Services Agreement was executed. The maximum cost for services provided by non-dedicated personnel during the one-year term of the Services Agreement may not exceed $3.0 million unless the parties otherwise agree in writing.

Note 18 — Segment Reporting

The Company has determined that it operates as a single operating and reporting segment in accordance with ASC 280, Segment Reporting. This is due to the key decisions and allocation of resources happening in a centralized manner based on the review of the Company’s Chief Operating Decision Maker (“CODM”), Benjamin Kovler, the Company’s Chairman and Interim Chief Executive Officer, of Operating income from continuing operations of the Company. This profit measure is presented in the Condensed Consolidated Statements of Operations and the disaggregation of sales from hemp-derived THC products and royalties is presented in Note 2 – Revenue. There are no significant expenses associated with the royalty revenue and the CODM does not review expense allocations, amortization expense or specific assets when reviewing royalty revenue.

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

Overview

Agrify is a developer of branded innovative solutions for the cannabis and hemp industries. Our portfolio of consumer-packaged goods brands includes our Señorita brand which offers consumers hemp-derived tetrahydrocannabinol (“THC”) beverages that mirror well-known cocktails like a margarita – in four flavors – classic Lime Jalapeño Margarita, Mango Margarita, Paloma and Ranch Water. Known for its clean, fresh taste and commitment to high-quality, natural ingredients, Señorita offers a low-sugar, low-calorie alternative to alcoholic beverages and is available at top retailers including Total Wine, ABC Fine Wine & Spirits, and Binny’s in eleven U.S. states and Canada, with plans for expansion and future availability in premier on-premises destinations. Other hemp-derived products including incredibles and Beboe edible products are primarily sold online and through direct-to-retail partnerships

In addition to hemp-derived products, Agrify has also historically been a leading provider of innovative cultivation and extraction solutions for the cannabis industry (the “Extraction Business”). Prior to our exit of the Extraction Business on March 30, 2025, our comprehensive extraction product line, which includes hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowered producers to maximize the quantity and quality of extract required for premium concentrates. Additionally, prior to its sale on December 31, 2024, our proprietary micro-environment-controlled Agrify Vertical Farming Units (“VFUs”) enabled cultivators to produce high quality products for the cannabis industry (the “Cultivation Business”).

Reverse Stock Split

On October 8, 2024, we effected a 1-for-15 reverse stock split of our Common Stock. All share and per share information has been retroactively adjusted to give effect to the reverse stock splits for all periods presented unless otherwise indicated.

Lines of Business

Hemp-Derived Products and Royalties

We acquired the Señorita brand of hemp-derived THC beverages in November 2024. Señorita was designed and formulated by world-class winemakers Charles Bieler and Joel Gott. Recognizing a growing generational demand for adult beverage alternatives, Bieler and Gott gave the classic margarita a modern twist—replacing alcohol with hemp-derived to create a delightful adult beverage alternative. Through the use of all-natural, premium ingredients like organic Mexican agave, fresh lime juice and sweet, tangy mango, Señorita quickly gained acclaim, taking home the top spot in The High Times Cannabis Cup just one year after inception. Gott and Bieler continue to collaborate on the brand with Mr. Kovler and the Agrify team.

Señorita currently offers four award-winning flavors – classic Lime Jalapeño Margarita, Paloma, Mango Margarita, and Ranch Water. Señorita’s hemp-derived beverages are currently available at top retailers including Total Wine, ABC Fine Wine & Spirits, and Binny’s in eleven U.S. states and Canada. Products are also available for direct-to-consumer purchase where permissible under state law at senoritadrinks.com.

On May 20, 2025, we acquired MC Brands, which consists primarily of intellectual property rights to the incredibles brand.  Concurrent with the MC Brands acquisition, we entered a License Agreement with subsidiaries of Green Thumb Industries Inc. (“Green Thumb”), a related party, to use certain intellectual property related to the Beboe, Rythm and incredibles brands. The Beboe and Rythm licensing agreements are in connection with our production, marketing and sale of hemp-derived products to the extent such activities are legal under applicable state and federal laws in the United States. By contrast, the incredibles licensing agreement grants GTI Core (an indirectly wholly-owned subsidiary of Green Thumb) the rights to use certain intellectual property related to the incredibles brand in connection with GTI Core’s existing state-licensed cannabis business. The consideration payable by GTI Core for the license rights consists of a monthly license fee, payable in cash, based on sales of product using the licensed intellectual property.

Co-Manufacturing Arrangements

Our finished goods are manufactured by various third-party co-manufacturers situated throughout the United States and Canada, under separate arrangements with each party. Our co-manufacturing arrangements vary in terms and, from time to time, we may enter into manufacturing contracts with agreed upon minimum quantities to ensure continuity of supply of certain products in certain territories. We continue to actively seek alternative and/or additional co-manufacturing facilities with adequate capacity and capability for the production of our various products to minimize transportation costs as well as mitigate the risk of disruption in production.

Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, including in new markets. If we materially underestimate demand for our products and/or are unable to secure sufficient ingredients or raw materials and/or procure adequate co-manufacturing arrangements and/or obtain adequate or timely shipment of our products, we might not be able to satisfy demand on a short-term basis.

Distribution Agreements

During the first half of 2025, we continued to expand distribution of our hemp-derived beverage products in our domestic markets.  We have entered into agreements with various distributors providing for the distribution of certain of our hemp-derived beverage products, subject to certain terms and conditions, which may vary depending on the form of the agreement. Such agreements remain in effect for their then-current term as long as our products are being distributed, but are subject to specified termination rights held by each party. Additionally, we are entitled to terminate certain distribution agreements at any time without cause upon payment of a termination fee, which may be material depending on the agreement.

Discontinued Operations

Cultivation Solutions

Prior to its sale on December 31, 2024, we sold proprietary cultivation solutions to independent licensed cultivators as part of our Cultivation Business. The two primary products we sold were the VFUs and Agrify Insights™ software.

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

Extraction Solutions

Prior to its discontinuation on March 30, 2025, our extraction equipment and business solutions that were a part of our Extraction Business could be used within indoor processing facilities by fully licensed cannabis and hemp cultivators and processors or in some cases, by individual processors for individual use in compliance with applicable law. We sold our proprietary extraction solutions to independent, licensed cultivators and processing labs.

We had strategically acquired four brands in the extraction space in late 2021 and early 2022: Precision Extraction, PurePressure, Lab Society, and Cascade Sciences. These brands encompassed hydrocarbon, alcohol, and solventless extraction and distillation and post-processing solutions. Our extraction brands provided equipment and solutions for extraction, post-processing, and testing for the cannabis and hemp industries.

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

Financial Overview

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include estimates related to accruals, business combinations, and stock-based compensation expense. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

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

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance or when incurred. For issued or modified warrants that are precluded from equity classification, they are recorded as a liability at their initial fair value on the date of issuance and marked-to-market each reporting period with the changes in fair value of warrant liabilities recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations until the warrants are exercised. The fair value of the warrant liabilities are estimated using a Black-Scholes option-pricing model.

The estimated fair value of the warrant liabilities is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values that represent our best estimate. The volatility rate is determined utilizing our own share price and the share price of competitors over time.

Revenue Recognition

Overview

We generate revenue from continuing operations through the sale of hemp-derived THC products and related party licensing arrangements. We license intellectual property to a related party under arrangements that provide for sales-based royalties. We recognize royalty income derived from licensing agreements in accordance with ASC 606, specifically, for sales-based royalties. In accordance with ASC Topic 606, Revenue Recognition (“ASC 606”), revenue is recognized through a five-step model, as outlined below:

●	Identify the customer contract: A customer contract is identified when there is mutual approval and commitment between us and our customer, the rights and obligations are clear, payment terms are set, the contract has commercial substance, and collectability is probable. Written or electronic signatures on contracts and purchase orders are obtained if such orders are issued in the normal course of business by the customer.

●	Identify performance obligations that are distinct: We identify distinct performance obligations in each contract. A performance obligation is considered distinct if the customer can benefit from the good or service on its own or with readily available resources, and if it is separately identifiable from other promises in the contract. Our revenue-generating activities typically have a single performance obligation.

●	Determine the transaction price: The transaction price is the amount of consideration we expect to receive in exchange for the sale of the product. This amount is determined excluding sales taxes collected on behalf of government agencies and net of any sales discounts, incentives, and returns.

●	Allocate the transaction price to distinct performance obligations: The transaction price is allocated to each distinct performance obligation based on the relative SSP of the goods or services provided. If a contract involves multiple performance obligations, each is accounted for separately if distinct, and the SSP reflects the price we would charge if the good or service were sold separately in similar circumstances and to similar customers.

●	Recognize revenue as the performance obligations are satisfied:

-	Revenue from the sale of hemp-derived THC products is recognized when control of the product transfers to the customer, typically upon delivery or shipment, as the customer assumes the risks and rewards of ownership. Payment terms vary by customer, but the time between revenue recognition and payment due is generally not significant. For products sold under consignment arrangements, revenue is recognized only when control is transferred to the end customer. We do not maintain a specific reserve for returns due to the limited circumstances under which returns are permitted in customer agreements. Payments for slotting, listing fees, or other marketing or promotional activities, where legally permitted, are recorded as a reduction in revenue unless a distinct good or service is received in exchange.

-	In accordance with ASC 606-10-55-65 through 55-65B, royalty revenue is recognized only when the underlying sale by the licensee occurs, and the performance obligation has otherwise been satisfied. This approach ensures that revenue is recognized in the period in which it is earned and determinable, consistent with the transfer of control of the intellectual property to the licensee.

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

We follow the provisions of ASC 740-10-25-5, “Basic Recognition Threshold.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10-25-6, the benefit of a tax position is recognized in the unaudited condensed consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. We have an uncertain tax position offsetting our research and development tax credits given we have not engaged any third parties to perform a study to support credits claimed under Internal Revenue Code §41 for tax years ended December 31, 2016 through December 31, 2024.  If recognized, none of the unrecognized tax benefits would impact our effective tax rate.

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

Accounting for Stock-Based Compensation

We follow the provisions of ASC Topic 718, Compensation — Stock Compensation, (“ASC 718”) establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under our equity incentive plan.

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

As permitted under ASC 718, we have made an accounting policy choice to account for forfeitures when they occur.

It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed above.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of continuing operations for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$2,042	$—	$2,580	$—
Cost of goods sold	1,360	—	1,808	—
Gross profit	682	—	772	—

Selling, general and administrative	7,480	677	11,271	2,229
Research and development	—	185	—	460
Change in contingent consideration	—	—	—	(2,180)
Loss on disposal of property and equipment	—	(9)	—	(9)
Total operating expenses	7,480	853	11,271	500
Operating loss from continuing operations	(6,798)	(853)	(10,499)	(500)
Interest expense, net	(291)	(28)	(290)	(128)
Change in fair value of warrant liabilities	(115)	(1,277)	292	(404)
Other (expense) income, net	(1)	—	18	—
Total other (expense) income, net	(407)	(1,305)	20	(532)
Loss from continuing operations before income taxes	(7,205)	(2,158)	(10,479)	(1,032)
Income tax provision	—	—	—	—
Loss from continuing operations, net of income taxes	(7,205)	(2,158)	(10,479)	(1,032)
(Loss) income from discontinued operations	(123)	(814)	(2,041)	2,296
(Loss) gain on disposal of Extraction business	(32)	—	3,534	—
Income tax effect on discontinued operations	—	—	—	—
(Loss) income from discontinued operations, net of income taxes	(155)	(814)	1,493	2,296
Net (loss) income	(7,360)	(2,972)	(8,986)	1,264
Income (loss) attributable to non-controlling interest	—	—	—	—
Net (loss) income attributable to Agrify Corporation	$(7,360)	$(2,972)	$(8,986)	$1,264
Net (loss) income per share attributable to Common Stockholders – basic (1)	$(3.74)	$(3.16)	$(4.59)	$1.80
Net (loss) income per share attributable to Common Stockholders – diluted (1)	$(3.74)	$(3.16)	$(4.59)	$1.05
Weighted average common shares outstanding - basic (1)	1,965,425	940,953	1,958,724	701,563
Weighted average common shares outstanding – diluted (1)	1,965,425	940,953	1,958,724	1,696,069

(1)	Periods presented have been adjusted to retroactively reflect the 1-for-15 reverse stock split on October 8, 2024. Additional information regarding reverse stock splits may be found in Note 1 – Overview, Basis of Presentation, and Significant Accounting Policies, included in the notes to the condensed consolidated financial statements.

Revenues

We generate revenue from sales of hemp-derived THC products and related party royalty revenue.

The following table provides a breakdown of our revenue from continuing operations for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,				Six months ended June 30,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Hemp-derived products	$1,794	$—	$1,794	N/A	$2,332	$—	$2,332	N/A
Royalty Revenue	248	—	248	N/A	248	—	248	N/A
Total revenue	$2,042	$—	$2,042	N/A	$2,580	$—	$2,580	N/A

Revenue increased by $1.8 million for the three months ended June 30, 2025, as compared to the same period in 2024. The comparative increase in revenue was primarily driven by the acquisition of Señorita in December 2024 and the acquisition of MC Brands in May 2025 and all revenue from the Cultivation Business and Extraction Business for the three months ended June 30, 2024 being presented as part of discontinued operations.

Revenue increased by $2.6 million for the six months ended June 30, 2025, as compared to the same period in 2024. The comparative increase in revenue was primarily driven by the acquisition of Señorita in December 2024 and the acquisition of MC Brands in May 2025 and all revenue from the Cultivation Business and Extraction Business for the six months ended June 30, 2024 being presented as part of discontinued operations.

Cost of Goods Sold

Cost of goods sold represents costs associated with the hemp-derived products sales.

The following table provides a breakdown of our cost of goods sold from continuing operations for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,				Six months ended June 30,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Hemp-derived products	$1,360	$—	$1,360	N/A	$1,808	$—	$1,808	N/A
Total cost of goods sold	$1,360	$—	$1,360	N/A	$1,808	$—	$1,808	N/A

 Cost of goods sold increased by $1.4 million for the three months ended June 30, 2025 compared to the same period in 2024. The comparative increase in cost of goods sold is associated with the acquisition of Señorita in December 2024, which aligns with the increase in revenue.

Cost of goods sold increased by $1.8 million for the six months ended June 30, 2025 compared to the same period in 2024. The comparative increase in cost of goods sold is associated with acquisition of Señorita in December 2024, which aligns with the increase in revenue.

Gross Profit

	Three months ended June 30,				Six months ended June 30,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Gross profit	$682	$—	$682	N/A	$772	$—	$772	N/A

Gross profit totaled $682 thousand, or 33.4% of total revenue during the three months ended June 30, 2025.

Gross profit totaled $772 thousand, or 29.9% of total revenue during the six months ended June 30, 2025.

Selling, General and Administrative

	Three months ended June 30,				Six months ended June 30,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Selling, general and administrative	$7,480	$677	$6,803	1005%	$11,271	$2,229	$9,042	406%

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

SG&A expense increased by $6.8 million, or 1005%, for the three months ended June 30, 2025, compared to the same period in 2024. The comparative change is primarily attributable to sales and marketing expense to support the growth of the hemp-derived THC products in addition to the SG&A expense from the Cultivation Business and Extraction Business for the three months ended June 30, 2024 being presented as part of discontinued operations.

SG&A expense increased by $9.0 million, or 406%, for the six months ended June 30, 2025, compared to the same period in 2024. The comparative change is primarily attributable to sales and marketing expense to support the growth of the hemp-derived THC products in addition to the SG&A expense from the Cultivation Business and Extraction Business for the six months ended June 30, 2024 being presented as part of discontinued operations.

Research and Development

	Three months ended June 30,				Six months ended June 30,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Research and development	$—	$185	$(185)	(100)%	$—	$460	$(460)	(100)%

Research and development expense decreased by $185 thousand, or 100% for the three months ended June 30, 2025, compared to the same period in 2024. The decrease is attributable to the reduction in personnel resulting from the discontinuation of Extraction Business.

Research and development expense decreased by $460 thousand, or 100% for the six months ended June 30, 2025, compared to the same period in 2024. The decrease is attributable to the reduction in personnel resulting from the discontinuation of Extraction Business.

Other Income, Net

	Three months ended June 30,				Six months ended June 30,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Interest expense, net	$(291)	$(28)	$(263)	939%	$(290)	$(128)	$(162)	127%
Change in fair value of warrant liabilities	(115)	(1,277)	1,162	(91)%	292	(404)	696	(172)%
Other (expense) income, net	(1)	—	(1)	N/A	18	—	18	N/A
Total other (expense) income, net	$(407)	$(1,305)	$898	(69)%	$20	$(532)	$552	(104)%

Interest expense, net was $291 thousand for the three months ended June 30, 2025, compared to interest expense, net of $28 thousand for the three months ended June 30, 2024. The change is attributable mainly to the increase of $40.0 million principal under the Convertible Notes.

Interest expense, net was $290 thousand for the six months ended June 30, 2025, compared to interest expense, net of $128 thousand for the six months ended June 30, 2024. The change is attributable mainly to the increase of $40.0 million principal under the Convertible Notes.

The change in fair value of warrant liabilities decreased by $1.2 million, or 91% during the three months ended June 30, 2025, compared to the same period in 2024. The decrease is primarily related to the fair value remeasurement of warrants.

The change in fair value of warrant liabilities decreased by $696 thousand, or 172% during the six months ended June 30, 2025, compared to the same period in 2024. The decrease is primarily related to the fair value remeasurement of warrants.

Other expense, net was $1 thousand for the three months ended June 30, 2025, compared to none for the same period in 2024.

Other income, net was $18 thousand for the six months ended June 30, 2025, compared to none for the same period in 2024.

Income Tax (Expense) Benefit

There was no income tax expense or benefit for the three months ended June 30, 2025 and June 30, 2024.

There was no income tax expense or benefit for the six months ended June 30, 2025 and June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $41.0 million. Our current working capital needs are to support revenue growth and manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

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

Indebtedness

Convertible Notes

On November 5, 2024, we issued a secured convertible note (the “November 2024 Note”) to RSLGH, LLC (“RSLGH”), a subsidiary of Green Thumb. The November 2024 Note is a secured obligation and ranks senior to all of our indebtedness except for the May 2025 Notes (as defined below), which rank on parity with the November 2024 Note. The November 2024 Note will mature on November 5, 2025 and has a 10.0% annualized interest rate. The principal amount of the November 2024 Note will be payable on the maturity date. The November 2024 Note provides for advances of up to $20 million in the aggregate, of which $10 million was advanced upon issuance. The November 2024 Note was amended on May 8, 2025 to issue pre-funded warrants in lieu of cash interest with 18,614 pre-funded warrants issued on May 8, 2025 and an additional 11,373 pre-funded warrants to be issued on September 1, 2025, which were issued in lieu of the cash interest that would otherwise be payable under the November 2024 Note. The number of pre-funded warrants is equal to the cash interest amount otherwise payable on the November 2024 Note divided by the closing share price on May 8, 2025, which is the effective date of the amendment. No changes were made to the conversion price of the principal amount of the November 2024 Note. On May 22, 2025, we and RSLGH entered into a second amendment to the November 2024 Note, which amended the terms to, among other things, permit RSLGH to elect, subject to any required approvals under Nasdaq listing rules, to receive pre-funded warrants in lieu of shares of Common Stock upon conversion of the November 2024 Note at a conversion price equal to the existing conversion price of $3.158 less the $0.001 exercise price of each pre-funded warrant.

On May 22, 2025, we issued secured convertible notes with an aggregate original principal amount of $30.0 million (collectively the “May 2025 Notes”) to RSLGH and to certain other third-party accredited investors. The May 2025 Notes are secured obligations and rank senior to all of our indebtedness except for the November 2024 Note, which ranks on parity with the May 2025 Notes. The May 2025 Notes will mature on November 22, 2026 and accrue interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March while the May 2025 Notes are outstanding, in pre-funded warrants, beginning September 1, 2025. The principal amount of the May 2025 Notes will be payable on the maturity date. The May 2025 Notes may be converted into Common Stock or, at the election of the holder, into pre-funded warrants, with a beneficial ownership limitation for RSLGH of 49.99% and a beneficial ownership limitation for other holders of 4.99%, in each case subject to applicable Nasdaq listing rules. If a holder elects to convert the May 2025 Notes into Common Stock, the conversion price per share will be $23.53, equal to the most recent closing price of the Common Stock on the Nasdaq Capital Market at the time the May 2025 Notes were issued, subject to customary adjustments for certain corporate events. If a holder elects to convert the May 2025 Notes into pre-funded warrants, and for interest payments payable in the form of pre-funded warrants, the conversion price per pre-funded warrant will be equal to the $23.53 conversion price less than $0.001 exercise price of the warrant. The conversion of the May 2025 Notes into Common Stock and/or pre-funded warrants is subject to certain customary conditions and, to the extent necessary, the receipt of stockholder approval under Nasdaq listing rules.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
(In thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(15,138)	$(4,816)
Investing activities	(5,075)	336
Financing activities	29,999	4,103
Net increase (decrease) in cash and cash equivalents	$9,786	$(377)

The following discussion explains the major components contributing to the net cash flows from operating, investing, and financing activities for the six months ended June 30, 2025 and 2024, as summarized in the table above. Each section below provides details on the key drivers of the cash inflows and outflows for the respective periods.

Cash Flow from Operating Activities

For the six months ended June 30, 2025, our operating cash flows included a net loss of $9.0 million, which included $735 thousand related to depreciation and amortization, $1.1 million of stock-based compensation expense, $292 thousand gain related to the change in fair value of warrant liabilities, and $3.5 million gain on disposal of Extraction business. Net cash was decreased by changes in operating assets and liabilities of $4.6 million.

For the six months ended June 30, 2024, we had net income of $1.3 million, which included $782 thousand related to depreciation and amortization, $571 thousand of stock-based compensation expense, $404 thousand loss related to the change in fair value of warrant liabilities, $2.2 million gain from change in contingent consideration, and $5.9 million gain on settlement of contingent liability. Net cash was increased by changes in operating assets and liabilities of $782 thousand.

Cash Flow from Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $5.1 million, which primarily resulted from the related party acquisition of MC Brands.

For the six months ended June 30, 2024, net cash provided in investing activities was $336 thousand, which primarily resulted from $330 thousand in proceeds from the repayment of a loan receivable.

Cash Flow from Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $30.0 million, which resulted from proceeds from May 2025 Notes.

For the six months ended June 30, 2024, net cash provided by financing activities was $4.1 million, primarily driven by proceeds from the issuance of common stock and warrants of $2.1 million and proceeds from the issuance of related party notes of 2.3 million.

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

These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations and are recorded in the period in which they become known. We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: the fair value of derivative assets and liabilities, goodwill impairment assessment, intangible assets, revenue recognition and cost of goods sold.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by 17 C.F.R. § 229.10, we are not required to provide information required by this Item.

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

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Interim Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting previously identified in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and filed with the SEC on March 21, 2025, as amended on March 28, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

Other than those measures intended to remediate the material weaknesses noted above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the three months ended June 30, 2025.

Item 6. Exhibits

Exhibit No.	Description
4.1	Amendment and Waiver to Secured Convertible Note, dated as of May 8, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2025).
4.2	Pre-Funded Common Stock Purchase Warrant, dated as of May 8, 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2025).
4.3	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2025).
4.4	Form of Secured Convertible Note dated May 22, 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2025).
4.5	Second Amendment, dated May 22, 2025, to Secured Convertible Note issued on November 5, 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2025).
10.1†	Purchase Agreement, dated May 20, 2025, by and between VCP IP Holdings, LLC and Agrify Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2025).
10.2†	Trademark and Recipe License Agreement, dated May 20, 2025, by and between MC Brands LLC and GTI Core, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2025).
10.3†	Trademark and Recipe License Agreement, dated May 20, 2025, by and between For Success Holding Company and Core Growth, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2025).
10.4†	Trademark and Recipe License Agreement, dated May 20, 2025, by and between VCP IP Holdings, LLC and Core Growth, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2025).
10.5†	Amended and Restated Shared Services Agreement, dated May 20, 2025, by and between Vision Management Services, LLC and Agrify Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2025).
10.6	Agrify 2022 Omnibus Equity Incentive Plan, (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2025).
10.7*†	Amended and Restated Purchase Agreement, dated June 30, 2025, by and between Agrify Corporation and VCP IP Holdings, LLC.
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1*	Section 1350 Certification of principal executive officer
32.2*	Section 1350 Certification of principal financial and accounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith in accordance with Item 601 (b)(32) of Regulation S-K.

†	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRIFY CORPORATION

Date: August 8, 2025	By:	/s/ Benjamin Kovler
Benjamin Kovler
Chairman and Interim Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Brad Asher
Brad Asher
Chief Financial Officer
(Principal Financial and Accounting Officer)