Form 10-Q
period 2025-09-30
RYTHM, Inc.
filed 2025-11-07
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-39946

RYTHM INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0943453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2220 Hicks Road Suite 210

Rolling Meadows, IL 60008

(Address of principal executive offices, including zip code)

(855) 420-0020

(Registrant’s telephone number, including area code)

Agrify Corporation

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	RYM	Nasdaq Capital Market

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

As of November 7, 2025, the registrant had 2,002,568 shares of Common Stock, $0.001 par value per share outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RYTHM, INC. (Formerly known as Agrify Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$35,573	$31,170
Accounts receivable, net(1)	2,581	30
Inventory, net	4,618	500
Prepaid expenses and other current assets	1,074	398
Current assets associated with discontinued operations	48	2,596
Total current assets	43,894	34,694
Goodwill	9,713	9,713
Intangible assets	61,497	8,900
Non-current assets associated with discontinued operations	50	715
Total assets	$115,154	$54,022
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable(2)	$1,740	$825
Accrued expenses and other current liabilities(3)	7,543	4,090
Long-term debt, current	621	522
Related party debt, current	10,000	10,000
Current liabilities associated with discontinued operations	2,160	9,242
Total current liabilities	22,064	24,679
Warrant liabilities	1,368	996
Long-term debt, net of current	8,000	1
Related party debt, net of current	72,000	—
Non-current liabilities associated with discontinued operations	—	257
Total liabilities	103,432	25,933
Commitments and contingencies (Note 16)
Stockholders' equity:
Common Stock, $0.001 par value per share, 35,000,000 shares authorized; 2,002,568 and 1,952,032 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2	2
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	338,914	335,400
Accumulated deficit	(327,194)	(307,313)
Total stockholders' equity	11,722	28,089
Total liabilities and stockholders' equity	$115,154	$54,022

(1)	Include $454 thousand and none from related parties as of September 30, 2025 and December 31, 2024, respectively.
(2)	Include $60 thousand and none due to a related party as of September 30, 2025 and December 31, 2024, respectively.
(3)	Include $4.8 million and $487 thousand due to related parties as of September 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYTHM, INC. (Formerly known as Agrify Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Revenue(1)	$4,043	$—	$6,623	$—
Cost of goods sold	2,668	—	4,476	—
Gross profit	1,375	—	2,147	—

Selling, general and administrative(2)	10,263	1,220	21,534	3,795
Change in contingent consideration	—	—	—	(2,180)
Total operating expenses	10,263	1,220	21,534	1,615

Operating loss from continuing operations	(8,888)	(1,220)	(19,387)	(1,615)

Interest expense, net(3)	(1,134)	(38)	(1,424)	(166)
Change in fair value of warrant liabilities	(664)	(15,098)	(372)	(15,502)
Other income, net	53	—	71	—
Total other expense, net	(1,745)	(15,136)	(1,725)	(15,668)

Loss from continuing operations before income taxes	(10,633)	(16,356)	(21,112)	(17,283)
Income tax provision	—	—	—	—
Loss from continuing operations, net of income taxes	(10,633)	(16,356)	(21,112)	(17,283)

Loss from discontinued operations	(32)	(2,295)	(2,073)	(104)
Gain on disposal of Extraction business	—	—	3,534	—
(Loss) income from discontinued operations, net of income taxes	(32)	(2,295)	1,461	(104)

Net loss	(10,665)	(18,651)	(19,651)	(17,387)

Net loss per share:
Basic and diluted (loss) income per share
Continuing operations	$(5.31)	$(15.15)	$(10.69)	$(20.86)
Discontinued operations	(0.02)	(2.13)	0.73	(0.13)
Net loss per share attributable to Common Stockholders – basic and diluted (4)	$(5.33)	$(17.28)	$(9.96)	$(20.99)
Weighted average common shares outstanding - basic and diluted (4)	2,002,568	1,079,198	1,973,553	828,344

(1)	Include $696 thousand and $961 thousand for the three and nine months ended September 30, 2025, respectively, and none for the three and nine months ended September 30, 2024, in each case from related parties.
(2)	Include $3.1 million and $7.3 million for the three and nine months ended September 30, 2025, respectively, and none for the three and nine months ended September 30, 2024, in each case from related parties.
(3)	Include $1.4 million and $2.2 million of interest expense for the three and nine months ended September 30, 2025, respectively, and none for the three and nine months ended September 30, 2024, in each case from a related party.
(4)	Periods presented have been adjusted to retroactively reflect the 1-for-15 reverse stock split on October 8, 2024. Additional information regarding reverse stock splits may be found in Note 1 – Overview, Basis of Presentation, and Significant Accounting Policies, included in the notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYTHM INC. (Formerly known as Agrify Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(DEFICIT) (UNAUDITED)

(In thousands)

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2024	113,416	$—	$250,857	$(265,567)	$(14,710)
Stock-based compensation	—	—	490	—	490
Issuance of Common Stock and pre-funded warrants through public offering	184,000	—	2,123	—	2,123
Issuance of held-back shares from Sinclair acquisition	39	—	—	—	—
Cashless exercise of high trail warrants	208,814	—	—	—	—
Exercise of pre-funded warrants issued through public offering	200,667	—	3	—	3
Conversion of convertible note	178,109	—	1,731	—	1,731
Deemed contribution from troubled debt restructuring with related party	—	—	676	—	676
Stock split share adjustment	1	1	(1)	—	—
Net income	—	—	—	4,236	4,236
Balance at March 31, 2024	885,046	$1	$255,879	$(261,331)	$(5,451)
Stock-based compensation	—	—	81	—	81
Exercise of pre-funded warrants issued through public offering	63,579	—	1	—	1
Excess of related party debt and pre-funded warrants	—	—	10,044	—	10,044
Issuance of equity classified prefunded warrants	—	—	6,791	—	6,791
Issuance of vested RSUs, net of shares held back to offset tax	41	—	—	—	—
Net loss	—	—	—	(2,972)	(2,972)
Balance at June 30, 2024	948,666	$1	$272,796	$(264,303)	$8,494
Stock-based compensation	—	—	283	—	283
Exercise of pre-funded warrants issued through public offering	383,127	—	1,351	—	1,351
Conversion of related party debt into prefunded warrants	—	—	13,980	—	13,980
Issuance of vested RSUs, net of shares held back to offset tax	30	—	—	—	—
Net loss	—	—	—	(18,651)	(18,651)
Balance at September 30, 2024	1,331,823	$1	$288,410	$(282,954)	$5,457

	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2025	1,952,032	$2	$335,400	$(307,313)	$28,089
Stock-based compensation	—	—	589	—	589
Cancellation of common shares	(18)	—	—	—	—
Impairment of non-controlling interests	—	—	—	(230)	(230)
Net loss	—	—	—	(1,626)	(1,626)
Balance at March 31, 2025	1,952,014	$2	$335,989	$(309,169)	$26,822
Stock-based compensation	—		515	—	515
Issuance of vested RSUs, net of shares held back to offset tax	50,554	—	—	—	—
Issuance or accrual of pre-funded warrants in lieu of cash interest payments on related party debt	—	—	953	—	953
Issuance or accrual of pre-funded warrants in lieu of cash interest	—	—	33	—	33
Net loss	—	—	—	(7,360)	(7,360)
Balance at June 30, 2025	2,002,568	$2	$337,490	$(316,529)	$20,963
Stock-based compensation	—	—	508	—	508
Issuance or accrual of pre-funded warrants in lieu of cash interest payments on related party debt	—	—	841	—	841
Issuance or accrual of pre-funded warrants in lieu of cash interest payments	—	—	75	—	75
Net loss	—	—	—	(10,665)	(10,665)
Balance at September 30, 2025	2,002,568	$2	$338,914	$(327,194)	$11,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYTHM, INC. (Formerly known as Agrify Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(19,651)	$(17,387)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,530	1,114
Amortization of debt discount	—	(47)
Non-cash interest expense	1,904	—
Lease expense	120	442
Impairment of right-of-use assets	24	—
Stock-based compensation expense	1,612	854
Change in fair value of warrant liabilities	372	15,502
Change in provision for credit losses, net	146	409
Change in inventory reserves	507	(1,833)
Loss on abandonment of CIP projects	—	16
(Gain) loss on disposal of property and equipment	(2)	1
Gain on early termination of lease	—	(39)
Gain on settlement of contingent liability	—	(5,935)
Change in contingent consideration	—	(2,180)
Gain on disposal of Extraction business	(3,534)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,460)	82
Accounts receivable - related party	(454)	—
Inventory	(3,414)	2,842
Prepaid expenses and other current assets	(391)	2,939
Other non-current assets	12	31
Accounts payable	(320)	(2,796)
Accounts payable - related party	60	—
Accrued expenses and other current liabilities	(1,638)	(559)
Accrued expenses and other current liabilities - related party	4,348	—
Operating lease liabilities	(123)	(411)
Contract liabilities	(1,167)	705
Net cash and cash equivalents used in operating activities	(20,519)	(6,250)

Cash flows from investing activities:
Related party acquisition of MC Brands	(5,075)	—
Related party acquisition of VCP	(50,000)	—
Proceeds from disposal of property and equipment	—	10
Proceeds from repayment of loan receivable	—	330
Net cash and cash equivalents (used in) provided by investing activities	(55,075)	340

Cash flows from financing activities:
Proceeds from related party notes	72,000	—
Proceeds from notes payable	8,000	—
Proceeds from issuance of Common Stock through an S-1 and prefunded warrants offering	—	2,123
Proceeds from exercise of S-1 Prefunded Warrants	—	4
Proceeds from issuance of related party notes	—	3,988
Proceeds from exercise of CP Warrants	—	6
Repayments of notes payable	(3)	—
Payments on other financing loans	—	(1)
Payments on insurance financing loans	—	(377)
Net cash and cash equivalents provided by financing activities	79,997	5,743
Net increase (decrease )in cash and cash equivalents	4,403	(167)
Cash and cash equivalents at the beginning of period	31,170	430
Cash and cash equivalents of discontinued operations, beginning of period	$—	$—
Cash and cash equivalents of discontinued operations, end of period	—	—
Cash and cash equivalents at the end of period	$35,573	$263

Supplemental disclosures
Cash paid for interest	8	95
Supplemental disclosure of non-cash investing and financing activities
Issuance or accrual of pre-funded warrants in lieu of cash interest payments on related party debt	$1,794	$—
Issuance or accrual of pre-funded warrants in lieu of cash interest	$108	$—
Reclassification of accounts payable and accrued interests to notes payable	$99	$—
Cashless exercise of liability classified warrants	$—	$3
Financing of prepaid insurance	$—	$17
Reclassification of liability classified prefunded warrants to equity	$—	$20,771
Accrued interest consolidated into related party debt	$—	$364
Deemed contribution from troubled debt restructuring with related party	$—	$676
Transfer of loans receivable from noncurrent to current	$—	$1,680
Conversion of convertible notes into equity	$—	$1,731
Conversion of related party debts into warrants	$—	$10,044
Consolidation of related party debt principal	$—	$3,799
Non-cash amounts of lease liabilities arising from obtaining right-of-use assets	$—	$392

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYTHM, INC. (Formerly known as Agrify Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Overview, Basis of Presentation and Significant Accounting Policies

Description of Business

RYTHM, Inc. (formerly Agrify Corporation) (together with its subsidiaries, the “Company” or “RYTHM”) delivers well-being to consumers through its portfolio of hemp-derived THC products and iconic licensed brands. The Company’s portfolio of consumer-packaged goods brands includes RYTHM, incredibles, Dogwalkers, Beboe, &Shine, Doctor Solomon’s, Good Green and Señorita. The Señorita brand offers consumers hemp-derived tetrahydrocannabinol (“THC”) beverages that mirror well-known cocktails like a margarita – in four flavors – classic Lime Jalapeño Margarita, Mango Margarita, Paloma and Ranch Water. Known for its clean, fresh taste and commitment to high-quality, natural ingredients, Señorita offers a low-sugar, low-calorie alternative to alcoholic beverages and is available at top retailers including Total Wine, ABC Fine Wine & Spirits, and Binny’s in eleven U.S. states and Canada, with plans for expansion and future availability in premier on-premises destinations. Other hemp-derived products including RYTHM beverages and incredibles and Beboe edible products are primarily sold online and through direct-to-retail partnerships. In addition to the sale of hemp-derived products (“Non-licensing Revenue”), the Company licenses its brands to be manufactured and distributed in exchange for a licensing fee (“Licensing Revenue”).

RYTHM has also historically been a leading provider of innovative cultivation and extraction solutions for the cannabis industry. Prior to the exit of the extraction business on March 30, 2025, the Company’s comprehensive extraction product line (“the Extraction Business”), which included hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowered producers to maximize the quantity and quality of extract required for premium concentrates. Additionally, prior to its sale on December 31, 2024, the Company’s proprietary micro-environment-controlled Agrify Vertical Farming Units (“VFUs”) enabled cultivators to produce high quality products for the cannabis industry.

The Company was formed in the State of Nevada on June 6, 2016 as Agrinamics, Inc., and subsequently changed its name to Agrify Corporation. On August 27, 2025, the Company filed a Certificate of Amendment to the Articles of Incorporation of the Company with the Secretary of State of Nevada, to effect a change in the Company’s name from Agrify Corporation to RYTHM, Inc., effective as of September 2, 2025. In connection with the name change, the Company’s trading symbol on the Nasdaq Capital Market changed from “AGFY” to “RYM” effective as of the open of trading on September 2, 2025. The Company is sometimes referred to herein by the words “we,” “us,” “our,” and similar terminology.

The Company has twelve wholly-owned consolidated subsidiaries, which are collectively referred to as the “Subsidiaries” and seven out of twelve subsidiaries are related to discontinued operations.

On December 12, 2024, the Company acquired certain assets from Double or Nothing, LLC (“Double or Nothing”), the owner and creator of the Señorita brand of hemp-derived drinks as part of the Company’s strategic plan to reposition itself as a distributor of hemp-derived THC beverages and similar products.

On December 31, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with CP Acquisitions, LLC (“CP”), an entity affiliated with Raymond Chang, the Company’s former Chairman and Chief Executive Officer. Under the Purchase Agreement, CP acquired assets from the Company relating to the Company’s VFUs, including the related Agrify total-turnkey (“TTK”) solution assets and Agrify InsightsTM software solutions (collectively the “Cultivation Business”). The sale of the Cultivation Business occurred following signing on December 31, 2024. The results of the Cultivation Business are presented as discontinued operations in the Condensed Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Cultivation Business associated with discontinued operations in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024. For further discussion on the discontinued operations, refer to Note 6 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

On March 30, 2025, the Company approved the winding down of the Extraction Business by March 31, 2025, including but not limited to, the sale or other disposal of all remaining assets constituting the Extraction Business, the cessation of all business operations related to the Extraction Business, the termination of any outstanding contracts related to the Extraction Business, and termination of any employees primarily involved in the Extraction Business. The results of the Extraction Business are presented as discontinued operations in the Condensed Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Extraction Business associated with discontinued operations in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024. The balances as of December 31, 2024 reflect historical carrying values, without remeasurement. For further discussion on the discontinued operations, refer to Note 6 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

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

On August 27, 2025, the Company entered into a purchase agreement with VCP23, LLC (“VCP23”), an indirectly wholly-owned subsidiary of Green Thumb, a related party, pursuant to which the Company acquired all of the equity interests in VCP. The assets of VCP consist primarily of intellectual property rights to several brands including RYTHM, Dogwalkers, Beboe, &Shine, Doctor Solomon’s and Good Green (the “Acquired Brands”). Cash consideration of $50.0 million was exchanged for 100% of the equity interest in VCP. In connection with the purchase of VCP, the Company also entered a license agreement with GTI Core, LLC (“GTI Core”), an indirect wholly-owned subsidiary of Green Thumb, related to the Acquired Brands in connection with GTI Core’s existing businesses, with an effective date of November 1, 2025. The consideration payable by GTI Core for the license rights consists of a monthly license fee, payable in cash, for using the licensed intellectual property. The May 20, 2025 license agreements granting the Company rights to use the RYTHM and Beboe brands were terminated concurrently on August 27, 2025.

Nasdaq Deficiency Notice

On January 30, 2024, the Company received formal notice that the Nasdaq Hearings Panel (the “Panel”) of the Nasdaq Stock Market LLC (“Nasdaq”) had granted the Company’s request for an exception through April 15, 2024 to evidence compliance with the Nasdaq Listing Rule 5550(b)(1) (the “Listing Rule 5550(b)(1)”), which was subsequently extended to May 15, 2024. As a result of the conversion of a convertible note and a junior note held in favor of CP, the Company regained compliance with the stockholders’ equity requirement. On May 28, 2024, the Company received formal written notice from Nasdaq confirming that the Company had regained compliance with the minimum stockholders’ equity requirement as set forth in Listing Rule 5550(b)(1).

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 21, 2025, as amended on March 28, 2025, with Items 7 and 9 from such Annual Report having been recast to retrospectively reflect discontinued operations as reflected in the Current Report on Form 8-K filed with the SEC on October 8, 2025 (the “Form 10-K). The December 31, 2024 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2024, retrospectively adjusted for discontinued operations.

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

The Company regularly evaluates its assets, including asset groups or reporting units, for impairment in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets. The Company is aware of the impact that prolonged net losses can have on the fair value of underlying assets and the overall company. The Company is committed to ensuring that the carrying amounts of its assets are appropriately assessed and adjusted for any impairment, reflecting a true and fair view of its financial position.

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

Discontinued Operations

On December 31, 2024, the Company entered into and closed the Purchase Agreement with CP. Under the Purchase Agreement, CP acquired assets from the Company relating to the Cultivation Business. On March 30, 2025, the Company discontinued the Extraction Business (together with the Cultivation Business, the “Discontinued Operations”).

As the sale of the Cultivation Business and the exit of the Extraction Business represented strategic shifts that will have a major effect on the Company’s operations and financial results, they have been presented in discontinued operations in accordance with ASC 205, Presentation of Financial Statements, separate from continuing operations for the three months and nine months ended September 30, 2025 and 2024, and as of September 30, 2025 and December 31, 2024, as applicable. For further discussion, refer to Note 6 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

Accounts Receivable, Net

Accounts receivable, net, primarily consists of amounts for goods and services that are billed and currently due from customers. In accordance with the current expected credit loss (“CECL”) impairment model under Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), accounts receivable balances are presented net of an allowance for credit losses, which are an estimate of billed or borrowed amounts that may not be collectible. In determining the amount of the allowance at each reporting date, management makes judgments about general economic conditions, historical write-off experience, and any specific risks identified in customer or borrower collection matters, including the aging of unpaid accounts receivable and changes in customer or borrower financial conditions. Accounts and loans receivable balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for credit losses are recorded as general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

For the three months ended September 30, 2025, the Company had one related party customer and three third-party customers that accounted for 10% or more of the total revenue from continuing operations. These customers each represented between 11% and 26% of total revenue from continuing operations for the period. For the three months ended September 30, 2024, the Company had no revenue from continuing operations and therefore no customer represented a significant portion of revenue from continuing operations.

For the nine months ended September 30, 2025, the Company had one related party customer and three third-party customers that accounted for 10% or more of the total revenue from continuing operations. These customers each represented between 10% and 28% of total revenue from continuing operations for the period. For the nine months ended September 30, 2024, the Company had no revenue from continuing operations and therefore no customer represented a significant portion of revenue from continuing operations.

As of September 30, 2025, one of the Company’s related party customers accounted for 18% of accounts receivable and three of the Company’s third-party customers accounted for 45% of accounts receivable. As of December 31, 2024, one third-party customer accounted for 100% of accounts receivable.

Inventories

The Company values all its inventories, which consist primarily of finished goods and raw materials, at the lower of cost or net realizable value, with cost principally determined by the weighted-average cost method on a first-in, first-out basis. Write-offs of potentially slow-moving or damaged inventory are recorded through specific identification of obsolete or damaged material. The Company takes a physical inventory count at least annually at all significant inventory locations.

Business Combinations

The Company accounts for its business combinations under the provisions of Accounting Standards Codification Topic 805-10, Business Combinations (“ASC 805”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. For transactions that are business combinations, the Company evaluates the existence of goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. ASC 805 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, is determined using established valuation techniques. A fair value measurement is determined as the price received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the purchase accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements. In determining the fair value of all identifiable assets and liabilities acquired, the most significant estimates relate to intangible assets. For the intangible assets identified, depending on the type of intangible asset and the complexity of determining its fair value, the fair value is developed using appropriate valuation techniques, taking into account assumptions such as the expected future revenue, expected use of the asset, market conditions, uncertainty factors, the estimated useful life, and discount rate, among other factors. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

Asset Acquisitions

The Company follows the guidance in ASC 805, Business Combinations, for determining the appropriate accounting treatment for asset acquisitions. ASU No. 2017-01, Clarifying the Definition of a Business, provides an initial fair value screen to determine if substantially all of the fair value of the assets acquired is concentrated in a single asset or group of similar assets. If the initial screening test is not met, the set is considered a business based on whether there are inputs and substantive processes in place. Based on the results of this analysis and conclusion on an acquisition’s classification of a business combination or an asset acquisition, the accounting treatment is derived.

If the acquisition is deemed to be a business, the purchase method of accounting is applied. If the transaction is deemed to be an asset acquisition, the cost accumulation and allocation model is used whereby the assets and liabilities are recorded based on the purchase price and allocated to the individual assets and liabilities based on relative fair values. For the allocation of intangible assets identified, depending on the type of intangible asset and the complexity of determining its relative fair value, an independent valuation expert or management may allocate the relative fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows and takes into consideration other significant assumptions such as the expected use, market uncertainty, marketing or sales support requirements and the intangible asset useful lives.

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

Revenue Recognition

Overview

The Company generates revenue from continuing operations through the sale of hemp-derived THC products (non-licensing) and Licensing Revenue. The Company licenses intellectual property to a related party under arrangements that provide for sales-based license fees. The Company recognizes licensing income derived from licensing agreements in accordance with ASC Topic 606, Revenue Recognition (“ASC 606”), specifically, the sales-based royalty exception.

In accordance with ASC 606, revenue for hemp-derived THC products (non-licensing) is recognized through a five-step model, as outlined below:

●	Identify the customer contract: A customer contract is identified when there is mutual approval and commitment between the Company and its customer, the rights and obligations are clear, payment terms are set, the contract has commercial substance, and collectability is probable. Written or electronic signatures on contracts and purchase orders are obtained if such orders are issued in the normal course of business by the customer.

●	Identify performance obligations that are distinct: The Company identifies distinct performance obligations in each contract. A performance obligation is considered distinct if the customer can benefit from the good or service on its own or with readily available resources, and if it is separately identifiable from other promises in the contract. The Company’s revenue-generating activities typically have a single performance obligation.

●	Determine the transaction price: The transaction price is the amount of consideration the Company expects to receive in exchange for the sale of the product. This amount is determined excluding sales taxes collected on behalf of government agencies and net of any sales discounts, incentives, and returns.

●	Allocate the transaction price to distinct performance obligations: The transaction price is allocated to each distinct performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services provided. If a contract involves multiple performance obligations, each is accounted for separately if distinct, and the SSP reflects the price the Company would charge if the good or service were sold separately in similar circumstances and to similar customers.

●	Recognize revenue as the performance obligations are satisfied:

-	Revenue from the sale of hemp-derived THC products (non-licensing) is recognized when control of the product transfers to the customer, typically upon delivery or shipment, as the customer assumes the risks and rewards of ownership. Payment terms vary by customer, but the time between revenue recognition and payment due is generally not significant. For products sold under consignment arrangements, revenue is recognized only when control is transferred to the end customer. The Company does not maintain a specific reserve for returns due to the limited circumstances under which returns are permitted in customer agreements. Payments for slotting, listing fees, or other marketing or promotional activities, where legally permitted, are recorded as a reduction in revenue unless a distinct good or service is received in exchange.

-	In accordance with ASC 606-10-55-65 through 55-65B, Licensing Revenue is recognized only when the underlying sale by the licensee occurs, and the performance obligation has otherwise been satisfied. This approach ensures that revenue is recognized in the period in which it is earned and determinable, consistent with the transfer of control of the intellectual property to the licensee.

Net (Loss) Income Per Share

The Company presents basic and diluted net (loss) income per share attributable to Common Stockholders in conformity with the one-class method. The Company computes basic (loss) income per share by dividing net (loss) income available to Common Stockholders by the weighted-average number of Common Stock outstanding. Diluted (loss) income per share adjusts basic loss per share for the potentially dilutive impact of convertible notes, stock options, restricted stock units and warrants. For the nine months ended September 30, 2024, the Company adjusts the net income available to common stockholders and the weighted average common stock outstanding for the effective of dilutive securities as presented within Note 15 – Net (Loss) Income Per Share. As the Company has reported losses for the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2025, all potentially dilutive securities including convertible notes, stock options, restricted stock units and warrants, are anti-dilutive, and accordingly, basic net loss per share equals diluted net loss per share for those periods.

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

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. Adoption can be on a prospective or retrospective basis. The Company is currently evaluating the disclosure impact that ASU 2024-04 may have on its condensed consolidated financial statement presentation and disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (“ASU 2025-05”), to introduce a practical expedient for all entities, which simplifies the calculation required for estimating credit losses and assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods; however, early adoption is permitted. ASU 2025-25 allows for adoption using a prospective method. The Company is currently evaluating the impact of ASU 2025-05 on its condensed consolidated financial statements and related disclosures.

Other recent accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

Note 2 — Revenue

Revenue

The Company generates revenue from continuing operations from Non-licensing Revenue and Licensing Revenue.

For the three and nine months ended September 30, 2025, the Company generated revenue from continuing operations from non-hemp-derived product sales and sales-based Licensing Revenue. Non-licensing Revenue from hemp-derived product sales is recognized at a point-in-time when control transfers to the customer. Licensing Revenue is recognized over time as the underlying sales occur in accordance with the terms of the related party license agreements. For the three and nine months ended September 30, 2024, the Company had no revenue from continuing operations.

The following table provides the Company’s revenue from continuing operations disaggregated by revenue type:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Non-licensing Revenue	$3,511	$—	$5,843	$—
Licensing Revenue	532	—	780	—
Total revenue	$4,043	$—	$6,623	$—

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

Note 3 — Supplemental Condensed Consolidated Balance Sheet Information

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(In thousands)	2025	2024
Accounts receivable, gross	$2,675	$30
Less allowance for credit losses	(94)	—
Accounts receivable, net	$2,581	$30

The movement in the Company’s credit losses accounts were as follows:

	Nine months ended September 30,	Year ended December 31,
(In thousands)	2025	2024
Allowance for credit losses - beginning of period	$—	$—
(Recovery of) allowance for credit losses	94	—
Write-offs of uncollectible accounts	—	—
Allowance for credit losses - end of period	$94	$—

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(In thousands)	2025	2024
Prepaid marketing	$373	$-
Other receivables	1	170
Prepaid insurance	93	86
Prepaid expenses, other	607	142
Total prepaid expenses and other current assets	$1,074	$398

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(In thousands)	2025	2024
Accrued consulting fees	$4,373	$383
Accrued interest expense	569	161
Litigation reserve	1,019	1,628
Sales tax payable	34	4
Compensation related fees	645	1,112
Accrued fulfillment and manufacturing related costs	272	—
Accrued marketing fees	177	—
Accrued professional fees	189	802
Other current liabilities	265	—
Total accrued expenses and other current liabilities	$7,543	$4,090

During the nine months ended September 30, 2025, the Company paid $1.5 million into escrow related to Cultivation Sale Agreement. See related legal matters in Note 16.

As of September 30, 2025 and December 31, 2024, the Company had related party accrued consulting fees with Green Thumb of approximately $4.1 million and $332 thousand, respectively.

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

At September 30, 2025 and December 31, 2024, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2025				December 31, 2024
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$—	$—	$1,368	$1,368	$—	$—	$996	$996
Total liabilities	$—	$—	$1,368	$1,368	$—	$—	$996	$996

Fair Value of Financial Instruments

The Company has certain financial instruments which consist of cash and cash equivalents, accounts receivable, contingent consideration, operating lease liabilities, long-term debt, related party debt, and warrant liabilities. Fair value information for each of these instruments as well as other balances of the Company are as follows:

●	Cash and cash equivalents approximate their fair value based on the short-term nature of these instruments.

●	Accounts receivable is presented net of an allowance for estimated credit losses, which approximates fair value.

●	The carrying value of lease liabilities approximates fair value due to the implicit discount rates used in the determination of the lease liabilities being consistent with the Company’s incremental borrowing rates at the time of lease inception and accounting for the duration of the leases.

●	Long-term debt and related party debt, including the debt that has undergone troubled debt restructuring, is carried at amortized cost, dictated by the prevailing market interest rates at the time of each transaction in accordance with ASC Topic 470, Debt (“ASC 470”).

●	The Company’s warrant liabilities are marked-to-market at each reporting period with the changes in fair value of warrant liabilities recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations until the warrants are exercised or expire. The fair value of the warrant liabilities is estimated using a Black-Scholes option-pricing model.

●	The Company has pre-funded warrants issued to a related party. As a result of the latest amendment executed as of December 31, 2024, the warrants met the requirements for equity classification and were marked to fair value as of December 31, 2024. The warrants will not be marked to fair value on a recurring basis.

Warrant Liabilities

The estimated fair value of the warrant liabilities on September 30, 2025 and December 31, 2024 is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values that represent the Company’s best estimate. The volatility rate is determined utilizing the Company’s own share price and the share price of competitors over time.

However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The following table summarizes the Company’s assumptions used in the valuations as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Stock price	$41.00	$28.99
Exercise price	$0.14 - $22,440	$0.14 - $22,440
Expected term (in Years)	1.33-2.39	2.08 - 3.14
Volatility	165.0%	171.0%
Discount rate - treasury yield	3.60-3.68%	4.27%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the nine months ended September 30, 2025 and for the year ended December 31, 2024 and changes in the number of outstanding warrant liabilities for the nine months ended September 30, 2025:

(In thousands, except number of outstanding warrant liabilities)	Nine months ended September 30, 2025	For the year ended December 31, 2024
Warrant liabilities - beginning of period	$996	$1,290
Initial fair value of warrant liabilities	—	5,601
Exercise of warrants	—	(3,026)
Reclassification of warrant liabilities to equity	—	(20,771)
Change in estimated fair value	372	17,902
Warrant liabilities end of period	$1,368	$996

As of September 30, 2025 and December 31, 2024, the number of outstanding warrants subject to liability classification was 40,017, of which 15,394 are held by RSLGH, a related party.

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

Inventory consisted of the following related to hemp-derived THC products as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(In thousands)	2025	2024
Finished goods	$3,415	$500
Raw materials	1,011	—
Packaging materials	699	—
Inventory, gross	5,125	500
Inventory reserves	(507)	—
Total inventory, net	$4,618	$500

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

The disposition resulted in a loss on sale of $11.9 million, which was recorded in net loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2024. The operating results of the Cultivation Business were reported as a net loss from discontinued operations in the consolidated statements of operations through December 31, 2024, the date of disposition, and were considered material. The assets and liabilities related to the Cultivation Business have been separately classified in the accompanying condensed consolidated balance sheets as of September 30, 2025 and 2024.

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

As a result of the decision to wind down the Extraction Business, a gain of approximately $3.5 million, was recorded in income from discontinued operations in the condensed consolidated statement of operations for the nine months ended September 30, 2025. The operating results of the Extraction Business were reported as a net loss from discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, and were considered material. The assets and liabilities related to the Extraction Business have been separately classified in the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

The assets and liabilities associated with Discontinued Operations consisted of the following as of September 30, 2025 and December 31, 2024, respectively:

(In thousands)	September 30, 2025	December 31, 2024
Assets
Current assets:
Accounts receivable, net	$6	$318
Inventory, net	—	1,079
Prepaid expenses and other current assets	42	1,199
Current assets of discontinued operations	48	2,596
Property and equipment, net	—	186
Operating lease right-of-use assets	50	504
Other non-current assets	—	25
Non-current assets of discontinued operations	50	715
Total assets of discontinued operations	$98	$3,311

Current liabilities:
Accounts payable	$600	$1,249
Accrued expenses and other current liabilities	126	5,207
Operating lease liabilities, current	76	261
Customer deposits	1,358	2,525
Current liabilities of discontinued operations	2,160	9,242
Operating lease liabilities, net of current	—	257
Non-current liabilities of discontinued operations	—	257
Total liabilities	$2,160	$9,499

The following table summarizes the Company’s (loss) income from Discontinued Operations for the three and nine months ended September30, 2025 and 2024, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
(In thousands)

Revenue	$—	$1,934	$1,188	$7,526
Cost of goods sold	—	1,709	1,835	6,009
Gross profit (loss)	—	225	(647)	1,517

Selling, general and administrative	31	2,660	1,403	7,763
Gain on settlement of contingent liabilities	—	—	—	(5,935)
Impairment of right-of-use assets	—	—	24	—
Loss (gain) on disposal on property and equipment	—	10	(2)	(38)
Total operating expenses	31	2,670	1,425	1,790

Operating loss from discontinued operations	(31)	(2,445)	(2,072)	(273)

Other (Expense) income
Gain on disposal of Extraction business	—	—	3,534	—
Other (expense) income, net	(1)	150	(1)	169
Total other (expense) income	(1)	150	3,533	169

Net (loss) income from discontinued operations	(32)	(2,295)	1,461	(104)
Income tax effect on discontinued operations	—	—	—	—
(Loss) income from discontinued operations, net of income taxes	(32)	(2,295)	1,461	(104)

The consolidated statements of cash flows include continuing operations and discontinued operations. The following table summarizes the depreciation and amortization of long-lived assets, provisions for credit losses, change in inventory reserves, and capital expenditures and disposals related to the Discontinued Operations for the three and nine months ended September 30:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Depreciation and amortization	$—	$332	$52	$1,114
Change in provision for credit losses, net	—	74	52	409
Change in inventory reserves	—	(111)	—	(1,833)
Proceeds from disposal of property and equipment	—	—	—	10

Note 7 — Business Combinations and Asset Acquisitions

The Company performs an assessment of whether an acquisition is a business combination or asset acquisition based on the conditions surrounding the event using guidance from ASC 805. Judgement is applied in determining whether a transaction is a business combination or an asset acquisition by considering the nature of the assets acquired and the processes applied to those assets, or if the integrated set of assets and activities is capable of being conducted and managed for the purpose of providing a return to investors or other owners. Business combinations and asset acquisitions have been accounted for in accordance with ASC 805. Business Combinations are accounted for by applying the acquisition method, whereby the assets acquired, and the liabilities assumed are recorded at their fair values with any excess of the aggregate consideration over the fair values of the identifiable net assets allocated to goodwill (where applicable). If an acquisition is deemed to be a business, the purchase method of accounting is applied. Identifiable assets acquired and liabilities assumed at the acquisition date are recorded at fair value. If a transaction is deemed to be an asset acquisition, the cost accumulation and allocation model is used whereby the assets and liabilities are recorded based on the purchase price and allocated to the individual assets and liabilities based on relative fair values. Goodwill is not recognized in asset acquisitions.

Operating results have been included in these consolidated financial statements from the date of each respective acquisition. Supplemental pro forma financial information has not been presented as the impact for Business Combinations was not material to the Company’s consolidated financial statements.

Asset Acquisition of VCP

On August 27, 2025, the Company entered into a purchase agreement with VCP23, an indirect wholly-owned subsidiary of Green Thumb, a related party, pursuant to which the Company acquired all of the equity interests in VCP. The assets of VCP consist primarily of intellectual property rights to several brands including the Acquired Brands. The consideration exchanged for the equity interest was cash consideration of $50.0 million.

The Acquisition of VCP did not meet the definition of a business according to ASC 805 because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset or a group of similar identifiable assets. The Company recorded intangible assets relating to trade names of the Acquired Brands in the amount of the $50.0 million purchase consideration. In addition, no process or output exists and there is not an integrated set of activities capable of providing a return. The useful lives of the identified intangibles range from 2.4 to 4.4 years with a weighted average useful life of 3.9 years. As the transaction was determined to be an asset acquisition, the total purchase price was allocated to the fair value of the net identifiable assets acquired and goodwill was not recognized.

Acquisition of MC Brands LLC

On May 20, 2025, the Company entered into a purchase agreement with VCP, an indirect wholly-owned subsidiary of Green Thumb, a related party, pursuant to which the Company acquired all of the equity interests in MC Brands LLC and its wholly-owned subsidiary Core Growth LLC (together referred to as “MC Brands”). The assets of MC Brands consist primarily of intellectual property rights to the incredibles brand. The aggregate consideration exchanged for the equity interest was $5.1 million of cash.

The Company prepared a purchase price allocation based on management’s estimates and assumptions which are subject to change within the purchase price allocation period (generally not more than one year from the acquisition date). As part of the purchase accounting, the Company recorded intangible assets of $4.8 million relating to the incredibles trade name intellectual property and $275 thousand of customer relationships. The estimates for useful lives of the identified intangibles are five years for trade names and seven years for customer relationships with a weighted average useful life of 5.11 years. As the total purchase price equaled the fair value of the net identifiable assets acquired, no goodwill was recorded.

The following table summarizes the allocation of the purchase price:

Allocation of Purchase Price (in thousands)
Accounts receivable	$469
Inventory (non-cannabis)	287
Prepaid	22
Tradenames	4,800
Customer relationships	275
Total assets acquired at fair value	5,853

Accounts payable	(778)
Total liabilities assumed at fair value	(778)

Total purchase price	$5,075

Note 8 — Intangible Assets, Net

Intangible assets, net at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025
	Estimated	Gross		Accumulated	Net
	Useful Life	Carrying	Accumulated	Impairment	Carrying
	in Years	Amount	Amortization	Amount	Amount
Tradenames	2 - 7	$60,900	$(2,254)	$—	$58,646
Customer relationships	7 - 10	3,075	(224)	—	2,851
		$63,975	$(2,478)	$—	$61,497

	December 31, 2024
	Estimated	Gross		Accumulated	Net
	Useful Life	Carrying	Accumulated	Impairment	Carrying
	in Years	Amount	Amortization	Amount	Amount
Tradenames	7	6,100	—	—	6,100
Customer relationships	10	2,800	—	—	2,800
		$8,900	$—	$—	$8,900

The Company recorded amortization expense of $1.8 million and $0, respectively, in general and administrative expense in the condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024, respectively.

The Company recorded amortization expense of $2.5 million and $0, respectively, in general and administrative expense in the condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024, respectively.

Future amortization expense of the Company’s intangible assets is as follows:

Remainder of 2025	$3,835
2026	15,214
2027	15,214
2028	13,600
2029	10,035
Thereafter	3,599
$61,497

Note 9 — Debt

The Company’s debt consisted of:

	September 30,	December 31,
(In thousands)	2025	2024
Related party debt:
Convertible Notes	$82,000	$10,000
Total related party debt	82,000	10,000
Less: current portion	(10,000)	(10,000)
Related party debt, net of current	$72,000	$—

Short-term debt:
PPP loan	$619	$518
Other notes payable - current	2	4
Total short-term debt	$621	$522

Long-term debt:
Convertible Notes	8,000	—
Other notes payable	—	1
Total long-term debt	8,000	1
Less: current portion	—	—
Long-term debt, net of current	$8,000	$1

Convertible Notes

On November 5, 2024, the Company issued a secured convertible note (the “November 2024 Note”) to RSLGH, LLC (“RSLGH”), a subsidiary of Green Thumb, a related party. The November 2024 Note is a secured obligation of the Company and ranks senior to all indebtedness of the Company except for the May 2025 Notes and the August 2025 Notes (both as defined below), which rank on parity with the November 2024 Note. The November 2024 Note will mature on November 5, 2025 and accrue interest at a 10.0% annualized rate. The principal amount of the November 2024 Note will be payable on the maturity date. The November 2024 Note provides for advances of up to $20 million in the aggregate, of which $10 million was advanced upon issuance. The November 2024 Note was amended on May 8, 2025 to issue pre-funded warrants in lieu of cash interest, with 18,614 pre-funded warrants issued on May 8, 2025 and an additional 11,373 pre-funded warrants issued on September 1, 2025, which were issued in lieu of the cash interest that would otherwise be payable under the November 2024 Note. The number of pre-funded warrants is equal to the cash interest amount otherwise payable on the November 2024 Note divided by the closing share price on May 8, 2025, the effective date of the amendment. No changes were made to the conversion price of the principal amount of the November 2024 Note. On May 22, 2025, the Company and RSLGH entered into a second amendment to the November 2024 Note, which amended the terms to, among other things, permit RSLGH to elect, subject to any required approvals under Nasdaq listing rules, to receive pre-funded warrants in lieu of shares of Common Stock upon conversion of the November 2024 Note at a conversion price equal to the existing conversion price of $3.158 less the $0.001 exercise price of each pre-funded warrant. Subsequent to September 30, 2025, the holder of the November 2024 Note elected to convert the outstanding principal and interest through November 3, 2025, into pre-funded warrants. The outstanding principal and accrued interest amounts of $10 million and $175 thousand respectively, resulted in the issuance of 3,167,564 and 55,433 pre-funded warrants, respectively.

On May 22, 2025, the Company issued secured convertible notes with an aggregate original principal amount of $30.0 million (collectively the “May 2025 Notes”) to RSLGH and to certain other third-party accredited investors. The May 2025 Notes are secured obligations of the Company and rank senior to all indebtedness of the Company except for the November 2024 Note and the August 2025 Notes, which ranks on parity with the May 2025 Notes. The May 2025 Notes will mature on November 22, 2026 and accrue interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March while the May 2025 Notes are outstanding, in pre-funded warrants, beginning September 1, 2025. The principal amount of the May 2025 Notes will be payable on the maturity date. The May 2025 Notes may be converted into Common Stock or, at the election of the holder, into pre-funded warrants, with a beneficial ownership limitation for RSLGH of 49.99% and a beneficial ownership limitation for other holders of 4.99%, in each case subject to applicable Nasdaq listing rules. If a holder elects to convert the May 2025 Notes into Common Stock, the conversion price per share will be $23.53, equal to the most recent closing price of the Common Stock on the Nasdaq Capital Market at the time the May 2025 Notes were issued, subject to customary adjustments for certain corporate events. If a holder elects to convert the May 2025 Notes into pre-funded warrants, and for interest payments payable in the form of pre-funded warrants, the conversion price per pre-funded warrant will be equal to the $23.53 conversion price less than $0.001 exercise price of the warrant. The conversion of the May 2025 Notes into Common Stock and/or pre-funded warrants is subject to certain customary conditions and, to the extent necessary, the receipt of stockholder approval under Nasdaq listing rules.

On August 25, 2025, the Company issued secured convertible notes with an aggregate original principal amount of $50.0 million (collectively the “August 2025 Notes”) to RSLGH and to certain other third-party accredited investors. The August 2025 Notes are secured obligations of the Company and rank senior to all indebtedness of the Company except for the May 2025 and November 2024 Notes, which rank on parity with the August 2025 Notes. The August 2025 Notes will mature on February 25, 2027 and accrue interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March, while the August 2025 Notes are outstanding beginning March 1, 2026. The principal amount of the August 2025 Notes will be payable on the maturity date. The August 2025 Notes may be converted into Common Stock or, at the election of the holder, into pre-funded warrants, with a beneficial ownership limitation for RSLGH of 49.99% and a beneficial ownership limitation for other holders of 4.99%, in each case subject to applicable Nasdaq listing rules. If a holder elects to convert the August 2025 Notes into Common Stock, the conversion price per share will be $29.475, equal to the Minimum Price as such term is defined under Nasdaq Listing Rule 5635 at the time the August 2025 Notes were issued, subject to customary adjustments for certain corporate events. If a holder elects to convert the August 2025 Notes into pre-funded warrants, and for interest payments elected to be paid in the form of pre-funded warrants, the conversion price per pre-funded warrant will be equal to the $29.475 conversion price less than $0.001 exercise price of the warrant. The conversion of the August 2025 Notes into Common Stock and/or pre-funded warrants is subject to certain customary conditions and, to the extent necessary, the receipt of stockholder approval under Nasdaq listing rules.

The November 2024 Note, May 2025 Notes and August 2025 Notes (together referred to as “the Notes”) impose certain customary affirmative and negative covenants upon the Company, including covenants relating to ranking and reservation of shares. If an event of default under a Note occurs and is not waived, the holder can elect to accelerate all or a portion of the then-outstanding principal amount of the applicable Note, plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 14% from the date of a default or event of default. The Company was in compliance with these covenants as of September 30, 2025.

The Company determined the Notes do not contain features that qualify as embedded derivatives in accordance with ASC 815. Borrowings under the Notes as of September 30, 2025 totaled $90.0 million, $10.0 million of which are recorded on the Company’s condensed consolidated balance sheets in related party debt, current, $72.0 million of which are recorded in related party debt, net of current, and the remaining are reported in long-term debt, net of current.

Related party interest expense incurred on the Notes amounted to approximately $1.4 million and $0 for the three months ended September 30, 2025 and 2024, respectively. Related party interest expense incurred on the Notes amounted to approximately $2.2 million and $0 for the nine months ended September 30, 2025 and 2024, respectively.

Interest expense incurred on the Notes related to unaffiliated third parties amounted to approximately $123 thousand and $0 for the three months ended September 30, 2025 and 2024, respectively. Interest expense incurred on the Notes related to unaffiliated third parties amounted to approximately $156 thousand and $0 for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, future minimum principal payments on all debt positions, excluding accrued interest amounts, were as follows:

Years ending December 31 (In thousands)
2025	$10,621
2026	30,000
2027	50,000
Total future payments	$90,621

Note 10 — Leases

The determination as to whether any arrangement contained a lease at its inception was performed based on whether or not the Company has the right to control the asset during the contract period. The lease term was determined assuming the exercise of options that were reasonably certain to occur. Leases with an original lease term of 12 months or less at inception were not reflected in the Company’s condensed consolidated balance sheets and those lease costs are expensed on a straight-line basis over the respective term. Leases with a term greater than 12 months were reflected as non-current right-of-use assets and current and non-current lease liabilities in the Company’s condensed consolidated balance sheets.

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

As of September 30, 2025 and December 31, 2024, the Company had no active finance leases.

Also during the nine months ended September 30, 2025, in connection with the discontinuation of Extraction Business, the Company subleased the assets under one of its leases, with the sublease commencement date on April 1, 2025, for $9 thousand per month. The Company recognized a sublease income of $27 thousand, within loss from discontinued operations in the condensed consolidated statements of operations. The Company recognized an impairment of right-of-use assets of $24 thousand, within loss from discontinued operations in the condensed consolidated statements of operations.

During the nine months ended September 30, 2025, in connection with the discontinuation of Extraction Business, the Company terminated a lease early and recognized a loss on lease termination of $161 thousand, within gain on disposal of Extraction Business in the condensed consolidated statements of operations.

As of September 30, 2025 and December 31, 2024, the Company did not have any operating leases related to continuing operations. As such, no operating lease cost, weighted average remaining lease term, or weighted average discount rate, and cash paid for operating leases are presented for continuing operations for the three and nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was no future lease payment related to continuing operations.

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

During the nine months ended September 30, 2025, 61,759 warrants were issued in lieu of cash interest payments of $1.4 million.

Note 12 — Stock-Based Compensation and Employee Benefit Plans

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards and cash-based awards. The aggregate number of shares of Common Stock that may be reserved and available for grant and issuance under the 2022 Plan is 1,765 shares and 16,667 additional shares issued upon approval by the Board of Directors on January 8, 2024. On August 12, 2024, the Company’s stockholders approved an amendment to the 2022 Plan to increase the number of shares issuable thereunder by 166,667. Shares will be deemed to have been issued under the 2022 Plan solely to the extent actually issued and delivered pursuant to an award. The 2022 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it was adopted by the Board of Directors. On June 11, 2025, the Company’s stockholders approved an amendment to the 2022 Plan to increase the number of shares issuable thereunder by 250,000 shares. As of September 30, 2025, there were 229,815 shares of Common Stock available to be granted under the Company’s 2022 Plan.

The Company’s stock compensation expense from continuing operations was $507 thousand and $127 thousand for the three months ended September 30, 2025 and 2024, respectively. The Company’s stock compensation expense from continuing operations was $1.6 million and $638 thousand for the nine months ended September 30, 2025 and 2024, respectively.

The Company’s stock compensation expense from discontinued operations was $0 and $156 thousand for the three months ended September 30, 2025 and 2024, respectively. The Company’s stock compensation expense from discontinued operations was a forfeiture of $20 thousand and an expense of $216 thousand for the nine months ended September 30, 2025 and 2024, respectively.

Stock Options

For nine months ended September 30, 2025, there were no options granted or exercised under the Company’s stock option plans. For the same period, there were 141 options expired with a weighted average exercise price of $11 thousand. There were 75 and 216 options outstanding with a weighted average exercise price of $27 thousand and $19 thousand as of September 30, 2025 and December 31, 2024, respectively. There were 75 options vested and exercisable with a weighted average exercise price of $27 thousand as of September 30, 2025. There were no unvested options as of September 30, 2025.

As of September 30, 2025, there was no unrecognized compensation expense related to unvested options.

The following table summarizes information about options vested and exercisable at September 30, 2025:

Options Vested and Exercisable
Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
38	5.39	$40,234
34	5.10	$14,208
3	4.82	$4,104

Restricted Stock Units

Under the 2022 Plan, the Company may grant restricted stock units to employees, directors, officers and consultants. The restricted stock units granted generally vest equally over periods ranging from one to three years, subject to certain exceptions for directors. The fair value of restricted stock units is determined based on the closing market price of the Company’s Common Stock on the date of grant. Compensation expense related to the restricted stock units is recognized using a straight-line attribution method over the vesting period.

The following table presents restricted stock unit activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	102,867	$17.42
Granted	34,500	28.53
Vested	(41,258)	16.45
Forfeited	(14,109)	4.57
Unvested at September 30, 2025	82,000	$24.88

As of September 30, 2025, total unrecognized compensation expense related to unvested restricted stock units was $760 thousand, which is expected to be recognized over a weighted average period of 0.37 years.

Note 13 — Stock Warrants

The following tables present all warrant activity of the Company for the nine months ended September 30, 2025:

	Number of Warrants	Weighted-Average Exercise Price
Warrants outstanding at December 31, 2024	7,576,573	$7.30
Issued	65,290	0.00
Exercised	—	—
Canceled	—	—
Warrants outstanding at September 30, 2025	7,641,863	$7.24

Note 14 — Income Taxes

The Company’s effective income tax rates were 0% for each of the three and nine months ended September 30, 2025 and 2024. There was no provision for (benefit from) income taxes for the three and nine months ended September 30, 2025 and 2024. There is no difference between the Company’s effective tax rates for the 2025 and 2024 periods. There was no change in the provision for (benefit from) income taxes for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024.

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

On July 4, 2025, the One Big Beautiful Bill (“OBBA”) was enacted, introducing significant and wide-ranging changes to the U.S. tax system. The bill includes restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property.   Another key point is the return to immediate expensing of domestic research and experimental expenditures (“R&E”) and accelerated tax deductions of R&E that were previously capitalized for large businesses.  The legislation also reinstates EBITDA-based interest deduction for tax purposes. The impacts of the OBBA are reflected in our results for the quarter ended September 30, 2025, and there was no material impact to our income tax expense or effective tax rate.

Note 15 — Net (Loss) Income Per Share

Net (loss) income per share calculations for all periods have been adjusted to reflect the Company’s reverse stock splits. Net (loss) income per share was calculated based on the weighted-average number of shares of the Company’s Common Stock outstanding.

Basic net (loss) income per share is calculated using the weighted-average number of shares of Common Stock outstanding during the periods. Diluted net (loss) income per share is computed by giving effect to all potential shares of Common Stock, including the reflection of as-converted convertible notes, outstanding stock options, stock related to unvested restricted stock units, and outstanding warrants to the extent dilutive. Net (loss) income per share, assuming dilution, is equal to basic net (loss) income per share for the three and nine months ended September 30, 2025 and 2024 because the effect of dilutive securities outstanding during the periods, including convertible notes, options, restricted stock units and warrants computed using the treasury stock method, is anti-dilutive.

The components of basic and diluted net loss per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net loss from continuing operations	$(10,633)	$(16,356)	$(21,112)	$(17,283)
Net (loss) income from discontinued operations	(32)	(2,295)	1,461	(104)
Numerator for basic EPS - net loss available for common shareholders	$(10,665)	$(18,651)	$(19,651)	$(17,387)
Denominator:
Denominator for basic EPS - Weighted-average common shares outstanding	2,002,568	1,079,198	1,973,553	828,344
Net loss per share attributable to common shareholders - basic and diluted	$(5.33)	$(17.28)	$(9.96)	$(20.99)

For each of the periods presented, the Company’s potential dilutive securities, which include stock options, restricted stock units, and warrants, and convertible notes, have been excluded from the computation of basic and diluted net (loss) income per share. The Convertible Notes outstanding during the nine months ended September 30, 2025 were also excluded from the computation of diluted net (loss) per share as they do not represent common stock equivalents unless and until conversion conditions are met. The weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to Common Stockholders is the same. The Company excluded the following potential Common Stock equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Nine months ended September 30,
	2025	2024
Shares subject to outstanding warrants	7,641,863	154,149
Shares subject to unvested restricted stock units	82,000	136,880
Shares subject to outstanding stock options	75	651
	7,723,938	291,680

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

Other Litigation

On February 9, 2022, a former sales Vice President of the Company filed suit against the Company claiming he is owed back wages, commission and is entitled to equity in the Company, under theories of liability under Massachusetts labor laws including retaliation, breach of contract, breach of covenant of good faith and fair dealing, fraudulent inducement, tortious interference and unjust enrichment. The Company filed its answer to the initial complaint in January 2023. Litigation is currently in discovery stage with a trial anticipated in the first quarter of 2026. The parties are in the process of attempting to reach a settlement to resolve the dispute. Based on the latest settlement discussions, management currently estimates that the Company’s aggregate net loss exposure is approximately $887 thousand. Given the Company has determined this loss is probable of occurring and reasonably estimable, an accrual was recorded in the amount of $887 thousand within general and administrative expense within the Condensed Consolidated Statement of Operations for the three months ended September 30, 2025.

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

Note 17 — Related Parties

Some of the current and former officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Ben Kovler, RYTHM’s Chairman and Interim Chief Executive Officer also serves as Green Thumb’s Chairman and Chief Executive Officer. RYTHM’s Chief Financial Officer is a Green Thumb employee and provides services under a shared services agreement. Including Mr. Kovler, two of RYTHM’s seven directors are affiliated with Green Thumb. Additional details regarding the shared services arrangement, convertible notes, and intellectual property and licensing agreements are provided in the sections below.

The following table describes the net activity with entities identified as related parties to the Company:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Green Thumb Industries	$3,831	$—	$8,757	$—

The net activity of $3.8 million during the three months ended September 30, 2025 consists of $2.8 million of support services performed by Green Thumb on behalf of the Company, $1.4 million interest charges for the Convertible Notes, and $201 thousand non-licensing chargeback expense, offset by $500 thousand Licensing Revenue from Green Thumb. The $500 thousand of Licensing Revenue represents a net amount and includes $32 thousand of licensing costs. The $201 thousand of non-licensing chargeback expense represents a net amount and includes a $40 thousand inventory purchase from Green Thumb.

The net activity of $8.8 million during the nine months ended September 30, 2025 consists of $7.0 million of support services performed by Green Thumb on behalf of the Company, which is comprised of $6.5 million in salary charges, $562 thousand in non-salary charges, $2.2 million interest charges, and $383 thousand non-licensing chargeback expense, offset by $80 thousand of equipment sales and beverage sales and $745 thousand Licensing Revenue from the Company to Green Thumb. The $745 thousand of Licensing Revenue represents a net amount and includes $32 thousand of licensing costs. The $383 thousand of non-licensing chargeback expense represents a net amount and includes a $283 thousand hemp-derived inventory purchase from Green Thumb.

The following table summarizes the net related party payable as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(In thousands)	2025	2024
Green Thumb Industries	$86,440	$10,487

The net related party payable of $86.4 million as of September 30, 2025, consists of $4.1 million service charge payable, $82.0 million convertible notes payable, $521 thousand accrued interest payable, $40 thousand non-licensing chargeback payable, offset by $182 thousand receivable from Licensing Revenue.

Related Party Licensing Revenue

On May 20, 2025, and August 27, 2025, the Company acquired intellectual property rights to the incredibles brand and the Acquired Brands, as part of the related party acquisition of MC Brands and VCP, respectively. In connection with the acquisitions, the Company also licensed incredibles and the Acquired Brands brand back to a Green Thumb affiliate under a license arrangement and recognized related party Licensing Revenue. For further discussion on the acquisition and Licensing Revenue, refer to Note 7 and Note 2 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

Convertible Notes

On November 5, 2024, the Company issued the November 2024 Note with an original principal amount of $10.0 million to RSLGH, an indirect wholly-owned subsidiary of Green Thumb, a related party. On May 22, 2025, the Company issued a May 2025 Note with an original principal amount of $27.0 million to RSLGH. On August 25, 2025, the Company issued an August 2025 Note with an original principal amount of $45.0 million to RSLGH. For further discussion on these notes, refer to Note 9 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

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

Note 18 — Segment Reporting

The Company has determined that it operates as a single operating and reporting segment in accordance with ASC 280, Segment Reporting. This is due to the key decisions and allocation of resources happening in a centralized manner based on the review of the Company’s Chief Operating Decision Maker (“CODM”), Benjamin Kovler, the Company’s Chairman and Interim Chief Executive Officer, of Operating income from continuing operations of the Company. This profit measure is presented in the Condensed Consolidated Statements of Operations and the disaggregation of sales from hemp-derived THC products (non-licensing) and Licensing Revenue is presented in Note 2 – Revenue. There are no significant expenses associated with the Licensing Revenue and the CODM does not review expense allocations, amortization expense or specific assets when reviewing Licensing Revenue.

Note 19 — Subsequent Events

Subsequent to September 30, 2025, the holder of the November 2024 Note elected to convert the outstanding principal and interest through November 3, 2025, into pre-funded warrants. The outstanding principal and accrued interest amounts of $10 million and $175 thousand respectively, resulted in the issuance of 3,167,564 and 55,433 pre-funded warrants, respectively.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 7, 2025, the date that the unaudited condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Quarterly Report is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities And Exchange Commission (the “SEC”) on March 21, 2025, as amended on March 28, with Items 7 and 9 from such Annual Report having been recast to retrospectively reflect discontinued operations as reflected in the Current Report on Form 8-K filed with the SEC on October 8, 2025 (collectively, the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Quarterly Report.

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

Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “we,” “us,” “our,” “Company,” and “RYTHM” refer to RYTHM Inc., a Nevada corporation and its consolidated subsidiaries.

Overview

RYTHM delivers well-being to customers through its portfolio of hemp-derived THC products and iconic licensed brands. The Company’s portfolio of consumer-packaged goods brands includes RYTHM, incredibles, Dogwalkers, Beboe, &Shine, Doctor Solomon’s and Good Green, in addition to our Señorita brand which offers consumers hemp-derived tetrahydrocannabinol (“THC”) beverages that mirror well-known cocktails like a margarita – in four flavors – classic Lime Jalapeño Margarita, Mango Margarita, Paloma and Ranch Water. Known for its clean, fresh taste and commitment to high-quality, natural ingredients, Señorita offers a low-sugar, low-calorie alternative to alcoholic beverages and is available at top retailers including Total Wine, ABC Fine Wine & Spirits, and Binny’s in eleven U.S. states and Canada, with plans for expansion and future availability in premier on-premises destinations. Other hemp-derived products including incredibles and Beboe edible products are primarily sold online and through direct-to-retail partnerships. In addition to the sale of hemp-derived products (“Non-licensing Revenue”), we license our brands to be manufactured and distributed in exchange for a licensing fee (“Licensing Revenue”).

In addition to hemp-derived products (non-licensing) and Licensing Revenue, RYTHM has also historically been a leading provider of innovative cultivation and extraction solutions for the cannabis industry (the “Extraction Business”). Prior to our exit of the Extraction Business on March 30, 2025, our comprehensive extraction product line, which includes hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowered producers to maximize the quantity and quality of extract required for premium concentrates. Additionally, prior to its sale on December 31, 2024, our proprietary micro-environment-controlled Agrify Vertical Farming Units (“VFUs”) enabled cultivators to produce high quality products for the cannabis industry (the “Cultivation Business”).

Reverse Stock Split

On October 8, 2024, we effected a 1-for-15 reverse stock split of our Common Stock. All share and per share information has been retroactively adjusted to give effect to the reverse stock splits for all periods presented unless otherwise indicated.

Lines of Business

Non-licensing Revenue and Licensing Revenue

We acquired the Señorita brand of hemp-derived THC beverages in November 2024. Señorita was designed and formulated by world-class winemakers Charles Bieler and Joel Gott. Recognizing a growing generational demand for adult beverage alternatives, Bieler and Gott gave the classic margarita a modern twist—replacing alcohol with hemp-derived to create a delightful adult beverage alternative. Through the use of all-natural, premium ingredients like organic Mexican agave, fresh lime juice and sweet, tangy mango, Señorita quickly gained acclaim, taking home the top spot in The High Times Cannabis Cup just one year after inception. Gott and Bieler continue to collaborate on the brand with Mr. Kovler and the RYTHM team.

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

On May 20, 2025, we entered into a purchase agreement with VCP IP Holdings, LLC (“VCP”), an indirectly wholly-owned subsidiary of Green Thumb Industries Inc. (“Green Thumb”), a related party, pursuant to which we acquired all of the equity interests in MC Brands LLC and its wholly-owned subsidiary Core Growth LLC (both formerly wholly-owned subsidiaries of Green Thumb and together referred to as “MC Brands”). The assets of MC Brands consist primarily of intellectual property rights to the incredibles brand. The aggregate consideration exchanged for the equity interest was cash consideration of $5.1 million. In connection with the purchase of MC Brands, we also licensed the right to use the RYTHM and Beboe brands from Green Thumb for hemp-derived THC beverages and similar products. By contrast, the incredibles licensing agreement grants GTI Core the rights to use certain intellectual property related to the incredibles brand in connection with GTI Core’s existing businesses.

On August 27, 2025, we entered into a purchase agreement with VCP23, LLC (“VCP23”), an indirectly wholly-owned subsidiary of Green Thumb, a related party, pursuant to which we acquired all of the equity interests in VCP. The assets of VCP consist primarily of intellectual property rights to several brands including RYTHM, Dogwalkers, Beboe, &Shine, Doctor Solomon’s and Good Green. The aggregate consideration exchanged for the equity interest was cash consideration of $50.0 million. In connection with the purchase of VCP, we also entered a license agreement with GTI Core, an indirect wholly-owned subsidiary of Green Thumb, related to the Acquired Brands in connection with GTI Core’s existing businesses. The May 20, 2025 license agreements granting us rights to use the RYTHM and Beboe brands were terminated concurrently on August 27, 2025. The consideration payable by GTI Core for the license rights of the incredibles brand and the Acquired Brand, consists of a monthly license fee, payable in cash, for using the licensed intellectual property.

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

Distribution Agreements

During the first nine months of 2025, we continued to expand distribution of our hemp-derived beverage products in our domestic markets.  We have entered into agreements with various distributors providing for the distribution of certain of our hemp-derived beverage products, subject to certain terms and conditions, which may vary depending on the form of the agreement. Such agreements remain in effect for their then-current term as long as our products are being distributed, but are subject to specified termination rights held by each party. Additionally, we are entitled to terminate certain distribution agreements at any time without cause upon payment of a termination fee, which may be material depending on the agreement.

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

Financial Overview

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include estimates related to accruals, business combinations, asset acquisitions, and stock-based compensation expense. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

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

Revenue Recognition

Overview

We generate revenue from continuing operations through the sale of hemp-derived THC products (non-licensing) and Licensing Revenue. We license intellectual property to a related party under arrangements that provide for sales-based license fees. We recognize licensing income derived from licensing agreements in accordance with ASC 606, specifically, for sales-based license fees.

In accordance with ASC Topic 606, Revenue Recognition (“ASC 606”), revenue is recognized through a five-step model, as outlined below:

●	Identify the customer contract: A customer contract is identified when there is mutual approval and commitment between us and our customer, the rights and obligations are clear, payment terms are set, the contract has commercial substance, and collectability is probable. Written or electronic signatures on contracts and purchase orders are obtained if such orders are issued in the normal course of business by the customer.

●	Identify performance obligations that are distinct: We identify distinct performance obligations in each contract. A performance obligation is considered distinct if the customer can benefit from the good or service on its own or with readily available resources, and if it is separately identifiable from other promises in the contract. Our revenue-generating activities typically have a single performance obligation.

●	Determine the transaction price: The transaction price is the amount of consideration we expect to receive in exchange for the sale of the product. This amount is determined excluding sales taxes collected on behalf of government agencies and net of any sales discounts, incentives, and returns.

●	Allocate the transaction price to distinct performance obligations: The transaction price is allocated to each distinct performance obligation based on the relative SSP of the goods or services provided. If a contract involves multiple performance obligations, each is accounted for separately if distinct, and the SSP reflects the price we would charge if the good or service were sold separately in similar circumstances and to similar customers.

●	Recognize revenue as the performance obligations are satisfied:

-	Revenue from the sale of hemp-derived THC products (non-licensing) is recognized when control of the product transfers to the customer, typically upon delivery or shipment, as the customer assumes the risks and rewards of ownership. Payment terms vary by customer, but the time between revenue recognition and payment due is generally not significant. For products sold under consignment arrangements, revenue is recognized only when control is transferred to the end customer. We do not maintain a specific reserve for returns due to the limited circumstances under which returns are permitted in customer agreements. Payments for slotting, listing fees, or other marketing or promotional activities, where legally permitted, are recorded as a reduction in revenue unless a distinct good or service is received in exchange.

-	In accordance with ASC 606-10-55-65 through 55-65B, Licensing Revenue is recognized only when the underlying sale by the licensee occurs, and the performance obligation has otherwise been satisfied. This approach ensures that revenue is recognized in the period in which it is earned and determinable, consistent with the transfer of control of the intellectual property to the licensee.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of continuing operations for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$4,043	$—	$6,623	$—
Cost of goods sold	2,668	—	4,476	—
Gross profit	1,375	—	2,147	—

Selling, general and administrative	10,263	1,220	21,534	3,795
Change in contingent consideration	—	—	—	(2,180)
Total operating expenses	10,263	1,220	21,534	1,615
Operating loss from continuing operations	(8,888)	(1,220)	(19,387)	(1,615)
Interest expense, net	(1,134)	(38)	(1,424)	(166)
Change in fair value of warrant liabilities	(664)	(15,098)	(372)	(15,502)
Other income, net	53	—	71	—
Total other expense, net	(1,745)	(15,136)	(1,725)	(15,668)
Loss from continuing operations before income taxes	(10,633)	(16,356)	(21,112)	(17,283)
Income tax provision	—	—	—	—
Loss from continuing operations, net of income taxes	(10,633)	(16,356)	(21,112)	(17,283)
Loss from discontinued operations	(32)	(2,295)	(2,073)	(104)
Gain on disposal of Extraction business	—	—	3,534	—
(Loss) income from discontinued operations, net of income taxes	(32)	(2,295)	1,461	(104)
Net loss	$(10,665)	$(18,651)	$(19,651)	$(17,387)
Net loss per share attributable to Common Stockholders – basic and diluted	$(5.33)	$(17.28)	$(9.96)	$(20.99)
Weighted average common shares outstanding - basic and diluted	2,002,568	1,079,198	1,973,553	828,344

Revenues

We generate revenue from sales of hemp-derived THC products (non-licensing) and related party Licensing Revenue.

The following table provides a breakdown of our revenue from continuing operations for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,			%	Nine months ended September 30,			%
(In thousands)	2025	2024	Change	Change	2025	2024	Change	Change
Non-licensing Revenue	$3,511	$—	$3,511	—	$5,843	$—	$5,843	—
Licensing Revenue	532	—	532	—	780	—	780	—
Total revenue	$4,043	$—	$4,043	—	$6,623	$—	$6,623	—

Revenue increased by $4 million for the three months ended September 30, 2025, as compared to the same period in 2024. The comparative increase in revenue was primarily driven by the acquisition of Señorita in December 2024 and the acquisition of MC Brands in May 2025 and all revenue from the Cultivation Business and Extraction Business for the three months ended September 30, 2024 being presented as part of discontinued operations. Of the revenue recognized for the three months ended September 30, 2025, $696 thousand was attributable to related parties.

Revenue increased by $6.6 million for the nine months ended September 30, 2025, as compared to the same period in 2024. The comparative increase in revenue was primarily driven by the acquisition of Señorita in December 2024 and the acquisition of MC Brands in May 2025 and all revenue from the Cultivation Business and Extraction Business for the nine months ended September 30, 2024 being presented as part of discontinued operations. Of the revenue recognized for the nine months ended September 30, 2025, $961 thousand was attributable to related parties.

Cost of Goods Sold

Cost of goods sold represents costs associated with the hemp-derived products sales (non-licensing).

The following table provides a breakdown of our cost of goods sold from continuing operations for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,			%	Nine months ended September 30,			%
(In thousands)	2025	2024	Change	Change	2025	2024	Change	Change
Non-licensing Revenue	$2,668	$—	$2,668	—	$4,476	$—	$4,476	—
Total cost of goods sold	$2,668	$—	$2,668	—	$4,476	$—	$4,476	—

Cost of goods sold increased by $2.6 million for the three months ended September 30, 2025 compared to the same period in 2024. The comparative increase in cost of goods sold is associated with the acquisition of Señorita in December 2024, which aligns with the increase in revenue.

Cost of goods sold increased by $4.5 million for the nine months ended September 30, 2025 compared to the same period in 2024. The comparative increase in cost of goods sold is associated with acquisition of Señorita in December 2024, which aligns with the increase in revenue.

Gross Profit

	Three months ended September 30,			%	Nine months ended September 30,			%
(In thousands)	2025	2024	Change	Change	2025	2024	Change	Change
Gross profit	$1,375	$—	$1,375	—	$2,147	$—	$2,147	—

Gross profit totaled $1.4 million, or 34.0% of total revenue during the three months ended September 30, 2025. Gross profit totaled $2.1 million, or 32.4% of total revenue during the nine months ended September 30, 2025.

Selling, General and Administrative

	Three months ended September 30,			%	Nine months ended September 30,			%
(In thousands)	2025	2024	Change	Change	2025	2024	Change	Change
Selling, general and administrative	$10,263	$1,220	$9,043	741%	$21,534	$3,795	$17,739	467%

Selling, general and administrative (“SG&A”) expenses consist principally of salaries and related costs for personnel, including stock-based compensation and travel expenses, associated with executive and other administrative functions. Other SG&A expenses include, but are not limited to, professional fees for legal, consulting, and accounting services.

SG&A expense increased by $9.0 million, or 741%, for the three months ended September 30, 2025, compared to the same period in 2024. The comparative change is primarily attributable to sales and marketing expense to support the growth of the hemp-derived THC products in addition to the SG&A expense from the Cultivation Business and Extraction Business for the three months ended September 30, 2024 being presented as part of discontinued operations. Of the SG&A expense incurred for the three months ended September 30, 2025, $3.1 million was attributable to related parties.

SG&A expense increased by $17.7 million, or 467%, for the nine months ended September 30, 2025, compared to the same period in 2024. The comparative change is primarily attributable to sales and marketing expense to support the growth of the hemp-derived THC products (non-licensing) in addition to the SG&A expense from the Cultivation Business and Extraction Business for the nine months ended September 30, 2024 being presented as part of discontinued operations. Of the SG&A expense incurred for the nine months ended September 30, 2025, $7.3 million was attributable to related parties.

Other Income, Net

	Three months ended September 30,			%	Nine months ended September 30,			%
(In thousands)	2025	2024	Change	Change	2025	2024	Change	Change
Interest expense, net	$(1,134)	$(38)	$(1,096)	2884%	$(1,424)	$(166)	$(1,258)	758%
Change in fair value of warrant liabilities	(664)	(15,098)	14,434	(96)%	(372)	(15,502)	15,130	(98)%
Other income, net	53	—	53	—	71	—	71	—
Total other expense, net	$(1,745)	$(15,136)	$13,391	(88)%	$(1,725)	$(15,668)	$13,943	(89)%

Interest expense, net was $1.1 million for the three months ended September 30, 2025, compared to interest expense, net of $38 thousand for the three months ended September 30, 2024. The change is attributable mainly to the increase of $50.0 million principal under the Convertible Notes. Included in interest expense, net for the three months ended September 30, 2025 is $1.4 million incurred with a related party.

Interest expense, net was $1.4 million for the nine months ended September 30, 2025, compared to interest expense, net of $166 thousand for the nine months ended September 30, 2024. The change is attributable mainly to the increase of $80.0 million principal under the Convertible Notes. Included in interest expense, net for the nine months ended September 30, 2025 is $2.2 million incurred with a related party.

The change in fair value of warrant liabilities increased by $14.4 million, or 96% during the three months ended September 30, 2025, compared to the same period in 2024. The increase is primarily related to the fair value remeasurement of warrants.

The change in fair value of warrant liabilities increased by $15.1 million or 98% during the nine months ended September 30, 2025, compared to the same period in 2024. The increase is primarily related to the fair value remeasurement of warrants.

Other expense, net was $53 thousand for the three months ended September 30, 2025, compared to none for the same period in 2024.

Other income, net was $71 thousand for the nine months ended September 30, 2025, compared to none for the same period in 2024.

Income Tax (Expense) Benefit

There was no income tax expense or benefit for the three months ended September 30, 2025 and September 30, 2024.

There was no income tax expense or benefit for the nine months ended September 30, 2025 and September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $35.6 million. Our current working capital needs are to support revenue growth and manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

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

Indebtedness

Convertible Notes

On November 5, 2024, we issued a secured convertible note (the “November 2024 Note”) to RSLGH, LLC (“RSLGH”), a subsidiary of Green Thumb. The November 2024 Note is a secured obligation and ranks senior to all of our indebtedness except for the May 2025 Notes and the August 2025 Notes (each as defined below), which rank on parity with the November 2024 Note. The November 2024 Note will mature on November 5, 2025 and accrue interest at a 10.0% annualized rate. The principal amount of the November 2024 Note is payable on the maturity date. The November 2024 Note provides for advances of up to $20 million in the aggregate, of which $10 million was advanced upon issuance. The November 2024 Note was amended on May 8, 2025 to issue pre-funded warrants in lieu of cash interest with 18,614 pre-funded warrants issued on May 8, 2025 and an additional 11,373 pre-funded warrants issued on September 1, 2025, which were issued in lieu of the cash interest that would otherwise be payable under the November 2024 Note. The number of pre-funded warrants is equal to the cash interest amount otherwise payable on the November 2024 Note divided by the closing share price on May 8, 2025, which was the effective date of the amendment. No changes were made to the conversion price of the principal amount of the November 2024 Note. On May 22, 2025, we and RSLGH entered into a second amendment to the November 2024 Note, which amended the terms to, among other things, permit RSLGH to elect, subject to any required approvals under Nasdaq listing rules, to receive pre-funded warrants in lieu of shares of Common Stock upon conversion of the November 2024 Note at a conversion price equal to the existing conversion price of $3.158 less the $0.001 exercise price of each pre-funded warrant. Subsequent to September 30, 2025, the holder of the November 2024 Note elected to convert the outstanding principal and interest through November 3, 2025, into pre-funded warrants. The outstanding principal and accrued interest amounts of $10 million and $175 thousand respectively, resulted in the issuance of 3,167,564 and 55,433 pre-funded warrants, respectively.

On May 22, 2025, we issued secured convertible notes with an aggregate original principal amount of $30.0 million (collectively the “May 2025 Notes”) to RSLGH and to certain other third-party accredited investors. The May 2025 Notes are secured obligations and rank senior to all of our indebtedness except for the November 2024 Note and the August 2025 Notes, which rank on parity with the May 2025 Notes. The May 2025 Notes will mature on November 22, 2026 and accrue interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March while the May 2025 Notes are outstanding, in pre-funded warrants, beginning September 1, 2025. The principal amount of the May 2025 Notes will be payable on the maturity date. The May 2025 Notes may be converted into Common Stock or, at the election of the holder, into pre-funded warrants, with a beneficial ownership limitation for RSLGH of 49.99% and a beneficial ownership limitation for other holders of 4.99%, in each case subject to applicable Nasdaq listing rules. If a holder elects to convert the May 2025 Notes into Common Stock, the conversion price per share will be $23.53, equal to the most recent closing price of the Common Stock on the Nasdaq Capital Market at the time the May 2025 Notes were issued, subject to customary adjustments for certain corporate events. If a holder elects to convert the May 2025 Notes into pre-funded warrants, and for interest payments payable in the form of pre-funded warrants, the conversion price per pre-funded warrant will be equal to the $23.53 conversion price less than $0.001 exercise price of the warrant. The conversion of the May 2025 Notes into Common Stock and/or pre-funded warrants is subject to certain customary conditions and, to the extent necessary, the receipt of stockholder approval under Nasdaq listing rules.

On August 25, 2025, we issued secured convertible notes with an aggregate original principal amount of $50.0 million (collectively the “August 2025 Notes”) to RSLGH and to certain other third-party accredited investors. The August 2025 Notes are secured obligations of ours and rank senior to all of our indebtedness except for the May 2025 and November 2024 Notes, which ranks on parity with the August 2025 Notes. The August 2025 Notes will mature on February 25, 2027 and accrue interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March, while the August 2025 Notes are outstanding beginning March 1, 2026. The principal amount of the August 2025 Notes will be payable on the maturity date. The August 2025 Notes may be converted into Common Stock or, at the election of the holder, into pre-funded warrants, with a beneficial ownership limitation for RSLGH of 49.99% and a beneficial ownership limitation for other holders of 4.99%, in each case subject to applicable Nasdaq listing rules. If a holder elects to convert the August 2025 Notes into Common Stock, the conversion price per share will be $29.475, equal to the Minimum Price as such term is defined under Nasdaq Listing Rule 5635 at the time the August 2025 Notes were issued, subject to customary adjustments for certain corporate events. If a holder elects to convert the August 2025 Notes into pre-funded warrants, and for interest payments elected to be paid in the form of pre-funded warrants, the conversion price per pre-funded warrant will be equal to the $29.475 conversion price less than $0.001 exercise price of the warrant. The conversion of the August 2025 Notes into Common Stock and/or pre-funded warrants is subject to certain customary conditions and, to the extent necessary, the receipt of stockholder approval under Nasdaq listing rules.

Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
(In thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(20,519)	$(6,250)
Investing activities	(55,075)	340
Financing activities	79,997	5,743
Net increase (decrease) in cash and cash equivalents	$4,403	$(167)

The following discussion explains the major components contributing to the net cash flows from operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024, as summarized in the table above. Each section below provides details on the key drivers of the cash inflows and outflows for the respective periods.

Cash Flow from Operating Activities

For the nine months ended September 30, 2025, our operating cash flows included a net loss of $19.7 million, which included $2.5 million related to depreciation and amortization, $1.6 million of stock-based compensation expense, $372 thousand loss related to the change in fair value of warrant liabilities, and $3.5 million gain on disposal of Extraction business. Net cash was decreased by changes in operating assets and liabilities of $4.5 million.

For the nine months ended September 30, 2024, we had net loss of $17.4 million, which included $1.1 million related to depreciation and amortization, $854 thousand of stock-based compensation expense, $15.5 million loss related to the change in fair value of warrant liabilities, $2.2 million gain from change in contingent consideration, and $5.9 million gain on settlement of contingent liability. Net cash was increased by changes in operating assets and liabilities of $2.8 million.

Cash Flow from Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $55 million, which primarily resulted from the related party acquisition of MC Brands and VCP.

For the nine months ended September 30, 2024, net cash provided by investing activities was $340 thousand, which primarily resulted from $330 thousand in proceeds from the repayment of a loan receivable.

Cash Flow from Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $80.0 million, which resulted from proceeds from May and August 2025 Notes.

For the nine months ended September 30, 2024, net cash provided by financing activities was $5.7 million, primarily driven by proceeds from the issuance of common stock and warrants of $2.1 million and proceeds from the issuance of related party notes of $4.0 million.

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

These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations and are recorded in the period in which they become known. We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: the fair value of derivative assets and liabilities, net realizable value of inventory, goodwill impairment assessment, intangible assets and revenue recognition.

The significant accounting policies and estimates that have been adopted and followed in the preparation of our condensed consolidated financial statements are detailed in Note 1 - Overview, Basis of Presentation and Significant Accounting Policies included in the Form 10-K and Note 1 - Overview, Basis of Presentation and Significant Accounting Policies to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. Other than the addition of the accounting policies related to business combinations and asset acquisitions described in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, there have been no changes in these policies and estimates that had a significant impact on the financial condition and results of operations for the periods covered in this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Interim Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting previously identified in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and filed with the SEC on March 21, 2025, as amended on March 28, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025.

As of September 30, 2025, management continues to focus on strengthening our internal control over financial reporting (“ICFR”) to remediate the current material weaknesses previously disclosed in our 2024 Form 10-K.

Under the oversight of senior management and the Audit Committee of the Board of Directors, we have initiated and are in the process of executing remediation plans designed to address the underlying causes of these material weaknesses. Key measures include:

●	Expanding our accounting and financial reporting personnel with additional U.S. GAAP and SEC reporting experience;

●	Establishing enhanced monitoring and review controls for non-recurring and complex transactions to ensure the accuracy and completeness of our financial statements and related disclosures;

●	Formalizing and maintaining documentation of critical controls and accounting policies to strengthen consistency and accountability across the Company;

●	Engaging nationally recognized third-party advisors on specific technical accounting and valuation matters; and

●	Implementing and reinforcing segregation of duties within key financial reporting and operational processes.

Management, including the Interim Chief Executive Officer and Chief Financial Officer, has reaffirmed the importance of a strong control environment and an organization-wide focus on internal control and accountability.

The material weaknesses will not be considered remediated until the applicable controls have been designed, implemented, and have operated effectively for a sufficient period of time, and management has completed testing to confirm their operating effectiveness. We are committed to maintaining a strong control environment and will continue to monitor the effectiveness of our remediation actions and modify our plans as necessary to ensure the identified material weaknesses are fully remediated.

Changes in Internal Control Over Financial Reporting

Other than those measures intended to remediate the material weaknesses noted above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, as of the date of this Quarterly Report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of the 10-K.  The risks described in this Quarterly Report and in the 10-K, among others, could materially and adversely affect our business, reputation, financial condition, results of operations, and stock price.

We have licensed the intellectual property for certain of our brands for use by state-licensed cannabis operators.  While we do not engage in any cannabis- (or “marijuana-”) related activity under the Controlled Substances Act (the “CSA”), changes in state regulations of cannabis, changes in U.S. federal cannabis enforcement policy, or a failure of any licensee to comply with applicable state and local laws and regulations could impair our Licensing Revenue we generate from any licensee and could also impair the value of our brands.

We do not cultivate, distribute or dispense marijuana as that term is defined by the CSA. We have licensed the use of the intellectual property for certain of our brands to be used in the cannabis industry under state law programs legalizing such activities through state-regulated licenses, although such activities remain illegal under U.S. Federal law. While state regulation in certain U.S. states may take a permissive approach to medical and/or adult-use of cannabis, the CSA may still be enforced by U.S. federal law enforcement officials against individuals and companies operating in those states for activity that is legal under state law. In exchange for Licensing Revenue, we license our brands to be used by a state licensed licensee whose operations, while compliant with state laws, are not permitted under federal law.  A change in U.S. federal policy on cannabis enforcement and strict enforcement of federal cannabis laws against any licensee could materially impair the Licensing Revenue we receive, if the licensees’ ability to sell their products is materially impaired by such change. It may also impair the value of the brands licensed to the cannabis industry and our operating results and/or financial condition.

We do not, and cannot, ensure that licensees will conduct their business activities in a manner compliant with the applicable state and local laws, regulations and other requirements. As a result, federal, state or local government authorities may seek to bring criminal, administrative or regulatory enforcement actions against licensee(s), which could have a material adverse effect on our Licensing Revenue, which in turn could have an adverse effect on our operating results or financial condition.

Licensees in the cannabis industry face challenges unique to that industry that can impact their financial health and long-term viability. If licensees struggle financially or do not remain viable, that can negatively impact our ability to generate Licensing Revenue. As a licensor of brands to cannabis operators, we are not responsible for licensees’ compliance with applicable laws or regulations.

Because we do not control licensees’ actions and we depend on licensees for a substantial portion of our earnings from operations, their conduct could harm our business.

We license to licensees in the cannabis industry the rights to produce and market certain products sold with our trademarks, and we do not exercise any operational or financial control over the licensees’ businesses. If the quality, focus, image or distribution of our licensed brands diminish, consumer acceptance of and demand for our brands could decline. This could materially and adversely affect our business and results of operations.  Our Licensing Revenue constitutes a substantial portion of our revenue. A decrease in customer demand for any of our licensed brands could have a material adverse effect on our results of operations and financial condition. In addition, our inability to replace any existing licensee, if necessary, could adversely affect our revenues and results of operations.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our ability to compete depends, in part, upon the successful protection of our intellectual property, including the core brands we own and license: Señorita, Rythm, incredibles, Beboe, Dogwalkers, Doctor Solomon’s, &Shine, and Good Green. We seek to protect our proprietary and intellectual property rights through trademark and patent applications, common law copyright and trademark laws, nondisclosure agreements, and non-disclosure provisions within our licensing and distribution arrangements with reputable companies in our target markets. Even with commercially reasonable enforcement of our intellectual property rights, there can be no assurance that we will have the resources to undertake all necessary action to protect all of our intellectual property rights or that we will be successful in such enforcement. Any infringement of our material intellectual property rights could require us to redirect resources to actions necessary to protect same and could distract management from our underlying business operations. An infringement of our material intellectual property rights and resulting actions could adversely affect our operations.

It is also possible that our competitors could successfully design their brands and products around our protected intellectual property. Further, we cannot assure shareholders that other parties will not challenge any trademarks or patents granted to us, or that courts or regulatory agencies will hold our trademarks or patents to be valid, enforceable, and/or infringed. We cannot guarantee shareholders that we will be successful in defending challenges made against our trademark and patent applications. Any successful third-party challenge or challenges to our trademark or patent applications could result in the unenforceability or invalidity of such trademarks or patents, or such trademarks or patents being interpreted narrowly and/or in a manner adverse to our interests. Our ability to establish or maintain a competitive advantage in the market may be diminished because of these uncertainties. For these and other reasons, our intellectual property may not provide us with any material competitive advantage.

To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct or indirect competition. If our intellectual property does not provide adequate coverage over our competitors’ products, our competitive position could be adversely affected, as could our business.

Our success depends in part upon our ability to protect our intellectual property.

Our success depends in part upon our ability to protect our intellectual property. To establish and protect our proprietary rights, we rely on a combination of trademark, copyright, patent, trade secret and unfair competition laws of the U.S. and other countries, as well as contract provisions, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights, as well as procedures governing internet/domain name registrations. However, there can be no assurance that these measures will be successful in any given case. We may be unable to prevent the misappropriation, infringement or violation of our intellectual property rights, breach of any contractual obligations to us, or independent development of intellectual property that is similar to ours, any of which could reduce or eliminate any competitive advantage we have developed, adversely affecting our revenues or otherwise harming our business.

We generally control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and our software is protected by U.S. copyright laws. Despite these controls, there is no way to guarantee that unauthorized parties will not find a way to access or use this technology or information.

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

We have obtained and applied for U.S. trademark registrations and will continue to evaluate the registration of additional trademarks, as appropriate. We cannot guarantee that any of our pending trademark applications will be approved by the applicable governmental authorities. Moreover, even if the trademark applications are approved, third parties may seek to oppose or otherwise challenge these registrations. A failure to obtain registrations for our trademarks could limit and impede our marketing efforts.

We may need to enter into intellectual property license agreements in the future, and if we are unable to obtain these licenses, our business could be harmed.

We may need or may choose to obtain licenses and/or acquire intellectual property rights from third parties in connection with our current or future products and brands. We may fail to obtain any of these licenses or intellectual property rights on commercially reasonable terms. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us. In that event, we may be required to expend significant time and resources to develop or license new brands, products, or technology. If we are unable to do so, we may be unable to develop or commercialize the affected products, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay licensing fees and/or other forms of compensation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the three months ended September 30, 2025.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment to Articles of Incorporated dated August 27, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025).
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025).
4.1	Form of Secured Convertible Note dated August 25, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025).
4.2	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025).
4.3	Third Amendment, August 25, 2025, to Secured Convertible Note issued on November 5, 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025).
4.4	First Amendment, August 25, 2025, to Secured Convertible Notes issued on May 22, 2025 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025).
10.1†	Purchase Agreement, dated August 27, 2025, by and between VCP23, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025).
10.2†	Trademark and Recipe License Agreement, dated August 27, 2025, by and between VCP IP Holdings, LLC and GTI Core, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025).
10.3†	Amended and Restated Trademark and Recipe License Agreement, dated August 27, 2025, by and between MC Brands LLC and GTI Core, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025).
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1*	Section 1350 Certification of principal executive officer
32.2*	Section 1350 Certification of principal financial and accounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith in accordance with Item 601-(b)(32) of Regulation S-K.

†	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYTHM, INC.

Date: November 7, 2025	By:	/s/ Benjamin Kovler
Benjamin Kovler
Chairman and Interim Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Brad Asher
Brad Asher
Chief Financial Officer
(Principal Financial and Accounting Officer)