Form 10-K
period 2025-12-31
RYTHM, Inc.
filed 2026-03-03
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ACT OF 1934

For the fiscal year ended December 31, 2025

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was $26,690,756 based on the closing price of $21.17 per share of common stock on the Nasdaq Capital Market on that date. For this purpose, shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

There were a total of 2,149,148 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 3, 2026.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to RYTHM, Inc. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include statements relating to:

●	our market opportunity;

●	the effects of increased competition as well as innovations by new and existing competitors in our market;

●	our ability to retain our existing customers and to increase our number of customers;

●	our ability to effectively manage or sustain our growth;

●	integration of complementary businesses and technologies;

●	our ability to maintain, or strengthen awareness of, our brand;

●	future revenue, hiring plans, expenses, capital expenditures, and capital requirements;

●	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business;

●	the loss of contributions of personnel employed by Green Thumb and other qualified personnel and management;

●	our financial performance and capital requirements; and

●	our ability to maintain, protect, and enhance our intellectual property.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this report. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” section of this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

●	risks relating to the federal laws and regulations around hemp-derived products, including from the 2026 Appropriations Act, and the risk that the continued beneficial legislative development is not guaranteed, and that existing regulations may be enforced against hemp-derived products, or new regulations being adopted;

●	risks of state and/or federal laws and/or regulations regulating, restricting or prohibiting hemp-derived products;

●	the illegality of hemp-derived THC products if it exceeds applicable limits;

●	risks from enforcement actions by federal agencies such as the FDA;

●	risks from competition from the illicit market, larger competitors and licensed cannabis sellers;

●	the potential for hemp-derived products to have negative health and/or safety impacts on consumers;

●	risks related to our products and associated with an immature industry;

●	the competition from the illicit market and larger competitors;

●	risks associated with the public opinion and perception of the cannabis and hemp industries, including perceived reputational or legal risks from third parties for doing business with the cannabis or hemp industries;

●	banking regulations that could limit access to banking services;

●	opposition from other industries towards the cannabis and hemp industries;

●	the legality of cannabis and/or hemp could be reversed in one or more states;

●	risks associated with changing legislation and interpretations of law;

●	our short operating history, and our ability to obtain additional financing;

●	risks associated with strategic acquisitions, strategic alliances, divestitures and other transactions;

●	we have substantial debt and other financial obligations, and we may incur even more debt;

●	our sales are difficult to forecast and we may be subject to growth-related risks;

●	our reliance on third parties, key inputs and key suppliers for certain products or components sold to customers;

●	risks of product liability and similar claims;

●	our products may be subject to product recalls and other risks related to our products;

●	our reliance on the continued contributions of personnel employed by Green Thumb and other qualified personnel;

●	our reliance on third parties to provide numerous operating capabilities;

●	our ability to protect our intellectual property and defend against intellectual property claims;

●	risks associated with licensing our intellectual property to state-licensed cannabis operators;

●	risks associated with repurchase rights of our intellectual property;

●	risks that actions of licensees could harm our business, as we are unable to control their actions;

●	our ability to use net operating losses;

●	risks associated with the ability of our co-manufacturers to comply with food safety, environmental or other laws and regulations, and with the specifications of our products;

●	risks associated with consumer acceptance of our brand portfolio and constraints on our ability to market our products;

●	risks associated with the lack of diversification of our business and asset portfolio;

●	risk associated with third party business partners and their perception of reputational risk;

●	risks associated with fraudulent, illegal or improper actions by business partners, employees or agents;

●	opposition from other industries towards the cannabis and hemp industries;

●	the legality of cannabis and/or hemp could be reversed in one or more states;

●	risks associated with changing legislation and interpretations of law;

●	risks associated with our customers maintaining appropriate licenses and us obtaining or maintaining necessary permits and authorizations;

●	risks associated with insurance coverage and uninsurable risks;

●	the nature of the evolving and volatile industry;

●	risks associated with the concentration of ownership of our Common Stock;

●	the potential for a large number of shares eligible for public sale could depress the market price of our Common Stock;

●	our failure to meet the continued listing requirements of The Nasdaq Capital Market (“Nasdaq”) could result in a de-listing of our Common Stock;

●	the exercise of all or any number of outstanding warrants may dilute your holding of shares of our Common Stock;

●	provisions in our charter documents and Nevada law may prevent a change in control of our company;

●	the impact of reduced disclosure requirements under the JOBS Act on investors;

●	we have no intention to declare any dividends to our shareholders;

●	our obligations to develop and maintain effective internal controls over financial reporting;

●	increases in costs, disruption of supply or shortage of raw materials could harm our business;

●	litigation that may adversely affect our business, financial condition, and results of operations;

●	liquidity of our Common Stock;

●	increasing costs and demands upon management as a result of complying with public company regulations;

●	risks related to trading ability of our Common Stock if our shares become subject to penny stock rules;

●	inherent risks related to our financial and operational projections;

●	risks related to analyst reports about us, our business or our market, or recommendations relating to our stock.

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

In addition, we own or have rights to trademarks or trade names that we use in connection with licensing revenue and the operation of our business, including our corporate names, logos, and website names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect the content of our products and that we license to others for use in their products. This report may also contain trademarks, service marks and trade names of other companies, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this report is not intended to, and should not be read to, imply a relationship with or endorsement or sponsorship of us. Solely for convenience, some of the copyrights, trade names and trademarks referred to in this report are listed without their ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trade names and trademarks. All other trademarks are the property of their respective owners.

v

PART I

Item 1. Business.

Unless otherwise stated or the context otherwise requires, references in this report to “RYTHM”, the “Company,” “we,” “us,” “our,” or similar references mean RYTHM, Inc. and its subsidiaries on a consolidated basis.

Business Overview

RYTHM, Inc. (formerly Agrify Corporation) (together with its subsidiaries, the “Company” or “RYTHM”) delivers well-being to consumers through its portfolio of hemp-derived tetrahydrocannabinol (“hemp-derived THC”) products and iconic licensed brands. The Company’s portfolio of consumer-packaged goods brands includes RYTHM, incredibles, Dogwalkers, Beboe, &Shine, Doctor Solomon’s, Good Green and Señorita. The RYTHM and Señorita brands offer consumers hemp-derived THC beverages and are sold at top retailers, online and through direct-to-retail partnerships. The Señorita brand mirrors well-known cocktails like a margarita – in four flavors – classic Lime Jalapeño Margarita, Mango Margarita, Paloma and Ranch Water. Known for its clean, fresh taste and commitment to high-quality, natural ingredients, Señorita offers a low-sugar, low-calorie alternative to alcoholic beverages and is available in fifteen U.S. states and Canada including at top retailers such as Total Wine, ABC Fine Wine & Spirits, and Binny’s. The RYTHM branded beverage comes in two fruit-driven flavors with effect-based ingredients. Other hemp-derived products including incredibles and Beboe edible products are primarily sold online and through direct-to-retail partnerships. In addition to the sale of hemp-derived products (“Non-licensing Revenue”), the Company licenses its brands to be manufactured and distributed in exchange for a licensing fee (“Licensing Revenue”).

RYTHM has also historically been a leading provider of innovative cultivation and extraction solutions for the cannabis industry. Prior to the exit of the extraction business on March 30, 2025, the Company’s comprehensive extraction product line (“the Extraction Business”), which included hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowered cannabis producers to maximize the quantity and quality of extract required for premium concentrates. Additionally, prior to its sale on December 31, 2024, the Company’s proprietary micro-environment-controlled Agrify Vertical Farming Units (“VFUs”) enabled cultivators to produce high quality products for the cannabis industry.

Recent Developments

Name Change

Following our acquisition of VCP IP Holdings, LLC and the RYTHM brand, we changed our name from Agrify Corporation to RYTHM, Inc. effective as of September 2, 2025, and changed our ticker symbol on the Nasdaq Capital Market from AGFY to RYM effective as of the market open on that date.

Convertible Note Issuances

On November 5, 2024, we issued a Secured Convertible Note (the “November 2024 Note”) with an original principal amount of $10.0 million to RSLGH, LLC (“RSLGH”), a subsidiary of Green Thumb Industries Inc. (“Green Thumb”), a related party. On November 3, 2025, RSLGH elected to convert the outstanding principal and interest through November 3, 2025, into pre-funded warrants subject to a 49.99% beneficial ownership limitation and any required approval of stockholders under Nasdaq listing rules. The outstanding principal and accrued interest amounts of $10 million and $175 thousand respectively, resulted in the issuance of 3,167,564 and 55,433 pre-funded warrants, respectively. Each pre-funded warrant represents the right to acquire one share of our common stock.

On May 22, 2025, we issued Secured Convertible Notes with an aggregate original principal amount of $30.0 million (the “May 2025 Notes”) to RSLGH and to certain other accredited investors. The May 2025 Notes mature on November 22, 2026 and are convertible into shares of common stock or, at the holder’s election, pre-funded warrants, at a conversion price of $23.53, subject to a 49.99% beneficial ownership limitation for RSLGH, a 4.99% beneficial ownership limitation for the other holders, and any required approval of stockholders under Nasdaq listing rules.

On August 25, 2025, we issued Secured Convertible Notes with an aggregate original principal amount of $50.0 million (the “August 2025 Notes” and, collectively with the November 2024 Note and the May 2025 Notes, the “Notes”) to RSLGH and to certain other accredited investors. The August 2025 Notes will mature on February 25, 2027 and are convertible into shares of common stock or, at the holder’s election, pre-funded warrants, at a conversion price of $29.475, subject to a 49.99% beneficial ownership limitation for RSLGH, a 4.99% beneficial ownership limitation for the other holders, and any required approval of stockholders under Nasdaq listing rules.

Each Note is a secured obligation and ranks senior to all of our indebtedness except for the other Notes. Each Note accrues interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March while the Note is outstanding, which may be paid in the form of pre-funded warrants or, in the case of the August 2025 Notes and at the election of the holders of a majority of the August 2025 Notes, cash or common stock, subject to any applicable Nasdaq restrictions. The principal amount of each Note will be payable on its applicable maturity date.

The Notes impose certain customary affirmative and negative covenants upon us. If an event of default under a Note occurs, the holder can elect to redeem the Note for cash equal to the then-outstanding principal amount of the Note (or such lesser principal amount accelerated by the applicable holder), plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 14% from the date of a default or event of default.

Shared Services Agreements

On May 20, 2025, we entered into an Amended and Restated Shared Services Agreement (the “Services Agreement”) with Vision Management Services, LLC (“VMS”), an indirect wholly-owned subsidiary of Green Thumb, a related party. Under the Services Agreement, VMS provides certain administrative, supply chain, operations management, sales and marketing, and technical services to us and our subsidiaries. As consideration for those services, we pay VMS service fees equal to (i) 125% of the costs incurred by VMS in connection with any services provided by non-dedicated personnel, including the applicable portion of salary, bonus, equity compensation cost, health care and other benefits, and (ii) 100% of such costs incurred by VMS in connection with services provided by dedicated personnel and any third-party costs incurred in connection with the services. The service fees are payable in cash or, upon mutual agreement of us and VMS and to the extent permitted under applicable Nasdaq listing rules, in common stock or in pre-funded warrants, with the value per share of common stock or pre-funded warrant being equal to $26.68. The maximum cost for services provided by non-dedicated personnel during the one-year term of the Services Agreement may not exceed $3.0 million unless the parties otherwise agree in writing. The Services Agreement is for a term of one year, is terminable by either party on 90 days’ notice for any or no reason, and will automatically renew for successive one-year terms unless terminated by either party at least thirty days prior to the end of the applicable term.

On March 21, 2025, we entered into a Shared Services Agreement (the “CFO Services Agreement”) with VMS, pursuant to which Brad Asher provides his services as Chief Financial Officer. As consideration for those services, we pay VMS a monthly fee based on its direct costs in providing such services, with a maximum of $72,552 per month. The CFO Services Agreement has a term of one year, is terminable by either party on 90 days’ notice for any or no reason, and will automatically renew for successive one year terms unless terminated by either party at least thirty days prior to the end of the applicable term. As a result of the services provided under the Services Agreement and the CFO Services Agreement, we do not have any direct employees other than our Interim Chief Executive Officer.

Licensing Revenue

On May 20, 2025, we acquired from VCP IP Holdings, LLC (“VCP”) an indirect wholly-owned subsidiary of Green Thumb, a related party, 100% of the equity interests of MC Brands, LLC pursuant to which we obtained rights relating to MC Brands, LLC and its wholly-owned subsidiary Core Growth LLC (together referred to as “MC Brands”) the assets of which consist primarily of intellectual property rights to the incredibles brand. Concurrent with the transaction, we entered into a license agreement with GTI Core, LLC, (“GTI Core”), an indirect subsidiary of Green Thumb, pursuant to which GTI Core was granted the right to use the incredibles brand in connection with its existing businesses. Consideration payable by GTI Core under the license agreement consists of a monthly license fee payable in cash. We began recognizing licensing revenue under this agreement in May 2025.

On August 27, 2025, we acquired from VCP23, LLC an indirect wholly-owned subsidiary of Green Thumb, 100% of the equity interests of VCP IP Holdings, LLC pursuant to which we obtained rights relating to VCP IP Holdings, LLC, the assets of which consist primarily of intellectual property rights to the RYTHM, Beboe, Dogwalkers, Doctor Solomon’s, & Shine, and Good Green brands (these rights, together with the incredibles brand rights, referred to as “Brand Rights”). Concurrent with the transaction, we entered into a license agreement with GTI Core pursuant to which GTI Core was granted the right to use the Brand Rights in connection with its existing businesses. Consideration payable by GTI Core under the license agreement consists of a monthly license fee payable in cash. We began recognizing licensing revenue under this agreement in November 2025. The MC Brands and VCP purchase agreements also granted Green Thumb or its affiliates certain repurchase rights, which may be triggered by events outside of the control of Green Thumb and the Company.

Hemp-Derived Products

We acquired the Señorita brand of hemp-derived THC beverages in December 2024. Señorita was designed and formulated by world-class winemakers Charles Bieler and Joel Gott. Recognizing a growing generational demand for adult beverage alternatives, Mr. Bieler and Mr. Gott gave the classic margarita a modern twist—replacing alcohol with hemp-derived THC to create a delightful adult beverage alternative. Through the use of all-natural, premium ingredients like organic Mexican agave, fresh lime juice and sweet, tangy mango, Señorita quickly gained acclaim, taking home the top spot in The High Times Cannabis Cup just one year after inception. Mr. Gott and Mr. Bieler continue to collaborate on the brand with Mr. Kovler and the RYTHM team.

Señorita currently offers four award-winning flavors – classic Lime Jalapeño Margarita, Paloma, Mango Margarita, and Ranch Water. Señorita’s hemp-derived beverages are currently available at top retailers including Total Wine, ABC Fine Wine & Spirits, and Binny’s in fifteen U.S. states and Canada. Products are also available for direct-to-consumer purchase where permissible under state law at senoritadrinks.com.

The Company’s portfolio of consumer-packaged goods brands includes RYTHM, incredibles, Dogwalkers, Beboe, &Shine, Doctor Solomon’s, Good Green and Señorita. The RYTHM and Señorita brands offer consumers hemp-derived THC beverages and are sold at top retailers, online and through direct-to-retail partnerships. The Señorita brand mirrors well-known cocktails like a margarita in four flavors and the RYTHM branded beverage comes in two fruit-driven flavors with effect-based ingredients. Other hemp-derived products including incredibles and Beboe edible products are primarily sold online and through direct-to-retail partnerships.

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

Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth or regulatory uncertainty which is currently common in our industry. If we materially underestimate demand for our products and/or are unable to secure sufficient ingredients or raw materials and/or procure adequate co-manufacturing arrangements and/or obtain adequate or timely shipment of our products, we might not be able to satisfy demand on a short-term basis. Conversely, if demand for our products declines or does not materialize as expected, including due to regulatory uncertainty or changes in applicable laws or regulations, we may accumulate excess inventory, which could lead to inventory obsolescence, write-downs, or reduced margins.

Distribution Agreements

During 2025 we continued to expand distribution of our hemp-derived products in our domestic markets. We have entered into agreements with various distributors providing for the distribution of certain of our hemp-derived products, subject to certain terms and conditions, which may vary depending on the form of the agreement. Such agreements remain in effect for their then-current term as long as our products are being distributed, but are subject to specified termination rights held by each party. Additionally, we are entitled to terminate certain distribution agreements at any time without cause upon payment of a termination fee, which may be material depending on the agreement.

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

Regulatory Landscape Overview

The regulatory landscape for products infused with hemp-derived delta-9 tetrahydrocannabinol and other cannabinoids with intoxicating effects (collectively “hemp-derived THC”) is a source of material risk for the Company. While the 2018 Farm Bill (defined below) both defined and legalized hemp under federal law, the subsequent use of hemp to make THC consumer products was reportedly not anticipated by legislators. Those products are similar in composition to certain state-legal and federally illegal cannabis consumer products, but are not controlled substances and thus can be shipped via interstate commerce. Their legal status at the federal level also means that they generally do not fall under the same state regulatory schemes or have the same heavy tax burdens that state legal cannabis products do. As the industry expanded, lawmakers at the state level have begun to regulate such products, including with age limits and manufacturing standards; however, some states have instead passed laws restricting or prohibiting hemp-derived THC products due to concerns raised by federal, state, and local lawmakers about minors’ access to some of these products, inadequate testing, and other public health concerns.

Passed on November 12, 2025, the Continuing Appropriations and Extensions Act of 2026 (H.R. 5371) (the “2026 Appropriations Act”) includes a provision (section 781) to amend the definition of hemp in the Agricultural Improvement Act of 2018 (the “2018 Farm Bill”) to effectively prohibit the currently commercialized hemp-derived THC products, including the Company’s products, although the change does not become effective for 365 days from the date of enactment. Efforts are underway to repeal, replace, or delay this amendment, but whether any change will occur is uncertain. If this provision of the 2026 Appropriations Act is not repealed, replaced or delayed by its effective date, we will not be able to sell our current line of hemp-derived THC products. In addition, this would meet one of the eligibility conditions that would permit the repurchase right to become exercisable under the MC Brands and VCP purchase agreements. However, satisfaction of such conditions would not obligate Green Thumb or its affiliates to exercise the repurchase option, which remains within their discretion.

On December 18, 2025, President Trump issued an Executive Order directing that cannabis be rescheduled from Schedule I to Schedule III (which we refer to as “rescheduling”). The Order directs the Attorney General to “take all necessary steps to complete the rulemaking process related to rescheduling marijuana to Schedule III of the Controlled Substances Act in the most expeditious manner.” A rescheduling may have far reaching implications that are not yet fully understood, including potentially for hemp and hemp products. The Executive Order also discussed a newly proposed pilot program where CMS (Centers for Medicare & Medicaid Services), through CMMI (Center for Medicare & Medicaid Innovation), will be able to cover the costs for certain cannabinoid based hemp therapies for seniors. Additional details for this program and its requirements are still pending, and it is uncertain whether the Company would be able to participate or whether the pilot program will drive additional competition from the pharmaceutical or other industries. Such other companies may have a longer operating history, a higher capitalization, additional financial resources, more manufacturing and marketing experience, greater access to public equity and debt markets and more experienced management than the Company. In addition to the pilot program, the Executive Order directs White House staff to work with Congress to “update the statutory definition” of hemp to allow Americans to access cannabidiol (“CBD”) products while permitting Congress to “restrict the sale of products posing serious health risks,” and to consult with relevant executive branch departments to “develop a regulatory framework for hemp-derived cannabinoid products, including development of guidance on an upper limit on milligrams of THC per serving with considerations on per container limits and CBD to THC ratio requirements.” It is unclear how this will be achieved, and whether Congress—which just revised the definition of hemp in the 2026 Appropriations Act—will agree to further changes. All of this regulatory volatility creates significant uncertainty for our business of selling hemp-derived THC products.

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

Large chain stores, manufacturers, retailers, beverage and other consumer products companies that also recognize the potential for financial success through acquisitions and investment in the hemp-derived THC beverage industry could strategically acquire competitors or invest in creating their own brands. In doing so, these larger competitors could produce and sell competing products at a lower price and establish a larger brand presence. We may not have the personnel, products, marketing and distribution capabilities, and/or financial resources to compete effectively against such larger competitors.

We also face competition from the illicit market and illegal dispensaries and cultivation operations that are unlicensed, not regulated and that are selling cannabis or hemp-derived THC products. Any inability or unwillingness of law enforcement authorities to enforce existing laws prohibiting the unlicensed production and sale of cannabis or hemp-derived THC products could result in increased competition for us.

Intellectual Property

We rely on a combination of patent, trademark, copyright, and trade secrets, including federal, state and common law rights in the U.S. and other countries, nondisclosure agreements, and other measures to protect our intellectual property. We require our employees, consultants, and advisors to execute confidentiality agreements and to agree to disclose and assign to us all inventions conceived under their respective employment, consultant, or advisor agreement, using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Our business, including the revenue we recognize through licensing our brands, is affected by our ability to protect against misappropriation and infringement of our intellectual property, including our trademarks, service marks, patents, domain names, copyrights, brand rights, Prepaid License Rights and other proprietary rights.

Human Capital Resources

As of March 3, 2026, our human capital resources are predominantly provided pursuant to shared services agreements with Green Thumb, which are largely focused on sales and marketing functions. As of that date, we had one employee and approximately 50 dedicated consultants.

Environmental Regulations

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that have or would be expected to have a material impact on our business.

Implications of Being a Smaller Reporting Company

Because the market value of our voting and non-voting common stock held by non-affiliates was less than $700 million measured on the last business day of our second fiscal quarter and our annual revenue was less than $100 million during the most recently completed fiscal year prior to such date, we qualify as a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year prior to the determination date. As a smaller reporting company, we may provide less public disclosure than larger public companies, including the inclusion of only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations disclosure. While we are a smaller reporting company, we are also not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act as long as we are considered a non-accelerated filer or our annual revenues are less than $100 million. As a result, the information that we provide to our stockholders may be different than what you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the market price for our common stock may be more volatile.

Corporate Information

RYTHM, Inc. was incorporated in the state of Nevada on June 6, 2016, originally incorporated as Agrinamics, Inc. (or Agrinamics). On September 16, 2019, Agrinamics amended its articles of incorporation to reflect a name change to Agrify Corporation. On September 2, 2025, Agrify Corporation amended its articles of incorporation to reflect a name change to RYTHM, Inc. Our executive offices are located at 2220 Hicks Road, Suite 210, Rolling Meadows, Illinois 60008. Our telephone number at our executive offices is (855) 420-0020. Our website address is www.rythminc.com.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge at https://ir.rythminc.com/financials-and-filings/sec-filings when such reports are available on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We periodically provide other information for investors on our corporate website, www.rythminc.com, and our investor relations website, https://ir.rythminc.com. This includes press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of shareholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors

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

Risks Relating to our Industry

The 2018 Farm Bill, which federally legalized hemp and hemp products, was amended in a way that would severely restrict or prohibit the Company’s hemp-derived THC products.

The 2018 Farm Bill, which is the legal basis for the Company’s entry into the hemp-derived THC product market, legally defined hemp as Cannabis Sativa L. containing less than 0.3% delta-9-THC on a dry weight basis, effectively legalizing hemp in the United States. The 2026 Appropriations Act includes a provision (section 781) to amend the definition of hemp in the 2018 Farm Bill to effectively prohibit currently commercialized hemp-derived THC products, including the Company’s products, although the change does not become effective until November 12, 2026. Efforts are underway to repeal, replace, or delay this amendment, but whether any change will occur is uncertain. This creates significant uncertainty for our business of selling hemp-derived THC products. It is unclear, for example, if states that have expressly allowed the commercialization of such products will continue to do so in spite of the changes to federal law. If the 365-day grace period expires without a legislative change, it will have a material adverse effect on the Company, including our business, financial condition, and results of operations. In that event, the market price of the Company’s common stock could decline.

States are passing their own laws regulating, restricting, or prohibiting hemp-derived THC products, creating a difficult regulatory patchwork within which to operate.

State and local authorities have been active over the last few years, implementing their own laws regulating the cultivation, manufacturing, testing, marketing, and sale of both intoxicating and non-intoxicating hemp products. Some states ban these products altogether. Other state laws permit hemp-derived THC products but impose new regulatory frameworks containing licensing and labeling requirements, age gates, amount and potency restrictions, allowable types of products, and restrictions on where the products may be sold. The varied state regulatory framework for hemp products poses risks to manufacturing, marketing, selling, and shipping hemp-derived THC products around the country, whether wholesale or direct to consumers via online or brick-and-mortar retail locations. Additionally, hemp legislation is pending at the state level around the country, creating additional risk to the sale and transport of products already produced under existing laws. Unforeseen regulatory obstacles or compliance costs related to state laws may hinder the Company’s ability to successfully compete in some markets for such products. Further, states in which the Company currently sells its hemp-derived THC products could decide in the future to ban these products altogether. If these regulatory changes occur, the revenue streams we expect to receive from our businesses and assets would be at risk and, as a result, such changes could have a material adverse effect on our business, financial condition, and results of operations.

Hemp-derived THC products are not permitted under the Federal Food, Drug, and Cosmetic Act.

The Food and Drug Administration (“FDA”) has taken the position that ingestible products over which it has jurisdiction, including foods, beverages, and dietary supplements, that contain cannabinoids such as THC, including hemp-derived THC, are not permitted under the Federal Food, Drug, and Cosmetic Act (“FDCA”). The FDA has not evaluated THC as a food ingredient, and therefore does not consider it to be GRAS (Generally Recognized as Safe) for use in foods, including beverages. The FDA has also found that because THC is in certain drugs approved by the FDA, it is precluded from use in foods/beverages or dietary supplements. The FDA has articulated its intention to focus enforcement on products claiming to prevent, diagnose, mitigate, treat, or cure diseases, and/or manufacturers who target products toward children. The FDA has issued warnings about products that resemble candy or other items appealing to children, emphasizing that such products could pose a risk of unintentional ingestion and potential harm due to the presence of cannabinoids. Thus far, such enforcement has been limited to sending warning letters to a relatively small number of companies. The FDA may decide in the future to increase enforcement activities, regardless of whether a company makes health claims related to its products or markets to children, which could impact the Company’s offering of hemp-derived THC beverages and materially impact operations and revenue.

The FDA could issue new regulations that prohibit or strictly limit the sale of hemp-derived THC products.

The FDA has previously declined to issue regulations for the manufacture and sale of hemp-derived THC products. For example, in 2023, the FDA denied three citizen petitions asking the FDA to conduct rulemaking to allow the marketing of CBD, another hemp-derived cannabinoid, as dietary supplements. In conjunction with these denials, the FDA has publicly stated that a new regulatory pathway should be created by Congress to regulate CBD and other cannabinoid products. The 2026 Appropriations Act directs the FDA to create and maintain lists of allowable and prohibited cannabinoids and promulgate other regulations further defining what items will qualify as a container for purposes of measuring cannabinoid content. The FDA could also decide to change or increase its enforcement of hemp products based on this new directive. New FDA regulations could materially and negatively impact the Company’s operations and revenue. New FDA regulations could also require the Company to make financial investments in additional compliance mechanisms which could impact our profitability and the market price for our Common Stock.

Other federal agencies may take enforcement actions against companies selling hemp-derived THC products.

The Federal Trade Commission (“FTC”) and FDA frequently collaborate on enforcement where their jurisdictions overlap, particularly in regulating the advertising, labeling, and promotion of food, cosmetics, medical devices, and OTC (over-the-counter) drugs. In the CBD market, the FTC has joined the FDA in issuing warning letters to companies that lacked competent and reliable scientific evidence supporting their advertisements, thereby violating the FTC Act, 15 U.S.C. § 41 et seq. The FTC has also independently issued warning letters to CBD companies for making exaggerated or misleading claims without sufficient scientific backing. While FTC enforcement actions related to CBD were historically limited to warnings, in December 2020, the agency initiated its first formal enforcement action against six CBD companies for allegedly making unsupported health claims, leading to settlement agreements that required those companies to cease such claims and pay monetary judgments. In 2023 and 2024, the FTC sent cease and desist letters to companies marketing hemp-derived THC products that it determined appealed to children. Although the Company does not intend to make any unsubstantiated claims regarding its products, the FTC may disagree with our assessment of our claims. The regulatory landscape and potential for future FTC enforcement actions could pose an ongoing risk to the Company’s offering of hemp-derived THC products, especially if the Company’s products are targeted by the FTC, or the FTC and FDA together, in the future for any reason.

Hemp-derived THC products are federally illegal if they exceed 0.3% delta-9-THC on a dry weight basis.

Hemp-derived THC products which exceed a delta-9-THC concentration of 0.3% on a dry weight basis are federally illegal under the Controlled Substances Act (the “CSA”).

Any failure by the Company or our partners to keep the delta-9-THC in our hemp-derived THC products below 0.3% on a dry weight basis, either in the manufacturing process or in the final product, could subject us to action by regulatory authorities and/or to lawsuits by consumers. Certain hemp-derived THC products may, over time, gradually increase their delta-9-THC or total THC concentration, and this may ultimately cause such products to exceed the applicable concentration level, making such products illegal in certain jurisdictions. In addition, the approval of medical and recreational marijuana by many states has created a situation in which it may be difficult or impossible for regulators and courts to determine whether the delta-9-THC levels reflected in consumers’ blood tests are the result of hemp-derived THC products or marijuana products. This may result in regulatory actions or lawsuits. If any of these situations occur, we may be subject to regulatory action or lawsuits that could have a material adverse effect on the Company.

The Company is subject to regulations that could impact its ability to sell its product internationally.

The Company currently sells certain of its products in Canada and may conduct sales in other international markets in the future. Doing so would subject the Company to the statutes, regulations, and international treaties of the countries where it operates or engages in trade. Failure to adhere to existing or evolving laws in any jurisdiction could materially impact the Company’s business. There is also a risk that authorities in these jurisdictions may determine that the Company was or is not in compliance with their laws. If its past or present activities are found to violate such laws, the Company could face enforcement actions, including civil or criminal penalties, fines, damages, operational restrictions or restructuring, asset seizures, and the denial of regulatory approvals.

Third parties with whom we do business may perceive themselves as being exposed to reputational, and even legal, risk because of their relationship with us due to our hemp- and limited cannabis-related licensing activities and may, as a result, refuse to do business with us.

The third parties with whom we do business may perceive that they are exposed to reputational, or possibly even legal, risk because of our hemp- or limited cannabis-related business activities. Any third-party service provider or customer could suspend or withdraw its business if it perceives that the potential risks exceed the potential benefits of doing business with us. Specifically, while we have banking relationships and believe that the services we rely on can be procured from other institutions, we may, in the future, have difficulty maintaining existing or securing new bank accounts or clearing services. Our failure to establish or maintain business relationships could have a material adverse effect on our business, financial condition, and results of operations.

We face competition from the illicit market as well as larger competitors and licensed medical and adult-use cannabis dispensaries.

The U.S. cannabis and hemp industries are, and are expected to continue to be, competitive. A number of other companies engage in, and may in the future engage in, cannabis or hemp-related businesses, operate businesses in competition with us, and purchase businesses and assets or make investments that we will also seek to purchase or make. We face and expect to continue to face competition from state-licensed medical and adult-use dispensaries as well as the illicit market. Additionally, if the Attorney General reschedules cannabis to Schedule III, competition from state-licensed cannabis companies could intensify as the industry becomes more normalized.

Large chain stores, manufacturers, retailers, and beverage and other consumer products companies that also recognize the potential for financial success through acquisitions and investment in the hemp-derived THC industry could strategically acquire competitors or invest in creating their own brands. In doing so, these larger competitors could produce and sell competing products at a lower price and establish a larger brand presence than we have. We may lack the personnel, products, marketing, and distribution capabilities, and/or financial resources to compete effectively against such larger competitors.

We also face competition from the illicit market and illegal dispensaries and cultivation operations that are unlicensed, not regulated and that are selling cannabis or hemp-derived products. Any inability or unwillingness of law enforcement authorities to enforce existing laws prohibiting the unlicensed production and sale of cannabis or hemp-derived products could result in increased competition for us. Additionally, illicit products may be unsafe, and negative press caused by such products could impact the reputation of our products with consumers who may not distinguish between responsible suppliers like the Company and illicit operators. Any or all these events could have a material adverse effect on our business, financial condition, and results of operations.

Inconsistent public opinion and perception of the cannabis and hemp industries may hinder market growth and state regulation, which would adversely impact our growth plans and current operations and result in an adverse effect on our business, financial condition, and results of operations.

Public opinion and support for cannabis and hemp-derived THC products has traditionally been inconsistent and varies from state to state. While public opinion and support has historically been increasing in the U.S. for legalizing cannabis and for continued access to hemp-derived THC products, opposition to legalization remains, and the support could diminish. Inconsistent public opinion and perception of cannabis and hemp hinder growth of the hemp industry, which could have a material adverse effect on our business plans, financial condition, and results of operations.

Consumer perception of our products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention, and other publicity regarding the consumption of cannabis and hemp-derived THC products. There can be no assurance that future scientific research and findings, regulatory proceedings, litigation, media attention, or other research findings or publicity will be favorable to the cannabis or hemp markets or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention, or other publicity that is perceived as less favorable than, or questions earlier research reports, findings, or publicity, could have a material adverse effect on the demand for our products. Our dependence upon consumer perceptions means that such adverse reports, whether or not accurate or with merit, could ultimately have a material adverse effect on our business, results of operations, financial condition, and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy, and quality of hemp-derived THC products in general, or our products specifically, or associating the consumption of cannabis or hemp-derived THC products with illness or other negative effects or events, could have a material adverse effect. A failure or alleged failure of quality control processes and procedures could result in negative consumer perception of our products or legal claims against us. Adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed.

Hemp-derived THC products may be shown to have negative health and/or safety impacts upon consumers.

The health and safety impacts of hemp-derived THC products have not yet been established via traditional scientific and/or clinical studies. The FDA appears to believe that certain CBD products may have significant adverse health impacts upon human beings, especially in regard to potential liver toxicity or liver damage. If the FDA, scientific research and/or clinical studies ultimately demonstrate negative health and/or safety impacts of cannabis or hemp-derived THC products on consumers, our business and the trading price of our Common Stock could be materially adversely affected.

We face risks due to industry immaturity or limited comparable, competitive, or established industry best practices.

Because the hemp-derived THC industry is new, there are relatively few operators in the industry whose business models we can follow or build upon. Similarly, there is no or limited information about comparable companies available for potential investors to review in making a decision about whether to invest in us.

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

The cannabis and hemp industries could face strong opposition from other industries.

We believe that established businesses in other industries may perceive strong economic interests in opposing the development of the cannabis and hemp industries. Cannabis and hemp may be seen by companies in other industries as an attractive alternative to their products, such as alcohol, and as an alternative to various commercial pharmaceuticals. Many industries that could view the emerging cannabis and hemp industries as economic threats are well established, with vast economic and federal and state lobbying resources. It is reported that companies within these industries may have played a role in the recent federal legislation to reverse the 2018 Farm Bill’s legalization of certain hemp products, and it is possible these industries play similar roles in anti-cannabis efforts. Any inroads these companies make in halting or impeding legislative initiatives that would be beneficial to the cannabis and hemp industries could have a detrimental impact on some of our customers and, in turn, on our operations.

Our business depends in part on our customers obtaining and/or maintaining appropriate licensing.

Our business is partly dependent on certain of our customers obtaining various licenses from various municipalities and state licensing agencies. There can be no assurance that any or all licenses necessary for our customers to operate their businesses will be obtained, retained, or renewed. If a licensing body were to determine that a customer of ours had violated applicable rules and regulations, there is a risk the license granted to that customer could be revoked, which could adversely affect our revenue streams from such clients. There can be no assurance that our existing customers will be able to retain their licenses going forward, or that the Company would be able to acquire new customers to sell its products in those markets.

We face risks related to our insurance coverage and uninsurable risks.

Our business is subject to a number of risks and hazards generally, including adverse environmental conditions, accidents, labor disputes, and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses, and possible legal liability.

Although we intend to continue to maintain insurance to protect against certain risks in such amounts as we consider to be reasonable, our insurance will not cover all the potential risks associated with our operations. We may also be unable to maintain insurance to cover these risks at economically feasible premiums, particularly given changes to federal law under the 2026 Appropriations Act. Insurance coverage may cease to be available or may not be adequate to cover any resulting liability. Moreover, insurance against certain hazards encountered in our operations may not be generally available on acceptable terms. We might also become subject to liability for pollution or other hazards which we may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

We participate in an evolving and volatile industry.

The hemp industry is still new, and many aspects of the industry’s development and evolution cannot be accurately predicted. While we have attempted to identify many risks specific to the hemp industry, you should carefully consider that there are other risks that cannot be foreseen or are not described in this report, which could materially and adversely affect our business and financial performance. We expect that the hemp and cannabis markets and our business will continue to evolve in ways that are difficult to predict. Our long-term success may depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to successfully adapt to changes in the hemp and cannabis industries, our operations could be adversely affected.

Banking regulations could limit access to banking services.

Since the use of cannabis is illegal under federal law, and hemp-derived THC may become illegal under the 2026 Appropriations Act, there may be a compelling argument that banks cannot lawfully accept or deposit funds from businesses involved with cannabis, or, after November 12, 2026, hemp-derived THC. Consequently, businesses involved in the cannabis industry often have, and the hemp industry may have, trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for some of our customers or licensees to operate and their reliance on cash can result in a heightened risk of theft, which could harm their businesses and, in turn, harm our business. Although the proposal of the Secure and Fair Enforcement Regulation Banking Act, also referred to as the SAFER Banking Act, would allow banks to work with cannabis businesses and prevent federal banking regulators from intervening or punishing those banks, the legislation still requires the approval of the U.S. House and Senate. There can be no assurance that the SAFER Banking Act or any similar legislation will become law in the U.S.

Risks Related to Our Business

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects.

We have a relatively limited operating history, which may make it difficult to evaluate our business and future prospects. Although we were formed in June 2016, we have since discontinued our cultivation and extraction operations and have recently entered new lines of business, including the development and commercialization of hemp-derived THC products and the licensing of consumer packaged goods brands. These newer business lines have a limited operating history, which increases the uncertainty associated with assessing our performance and future results. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

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

As of December 31, 2025, we had approximately $32.2 million of cash and cash equivalents. Our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned. Even if we are able to substantially increase revenue and reduce operational expenditures, we may need to raise additional capital, either through borrowings, private offerings, public offerings, or some type of business combination, such as a merger or buyout, and there can be no assurance that we will be successful in such pursuits. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our investors losing all of their investment in our company.

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

We face exposure to the risk that employees, independent contractors, or consultants may engage in fraudulent or other illegal activities. Misconduct by these parties could be intentional, reckless and/or negligent conduct. There may be disclosure of unauthorized activities that violate government regulations, manufacturing standards, health care laws, abuse laws, and other financial reporting laws. Further, it may not always be possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent these activities may not always be effective. As a result, we could face potential penalties and litigation.

Furthermore, we cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our employees, agents, or contracted third parties in violation of U.S. federal or state or local laws. Any misconduct or even allegations could damage our reputation and subject us to civil or criminal investigations and shareholder lawsuits, could lead to substantial civil and criminal monetary and non-monetary penalties or damages, and could cause us to incur significant legal and investigatory fees.

We face risks associated with strategic acquisitions.

Since our inception, we have strategically acquired several businesses, and we may continue to make strategic acquisitions, some of which may be material. These acquisitions may involve a number of financial, accounting, managerial, operational, legal, compliance, and other risks and challenges, including the following, any of which could adversely affect our results of operations:

●	any acquired business could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with its anticipated timetable;

●	we may incur or assume significant debt in connection with our acquisitions;

●	acquisitions could cause our results of operations to differ from our own or the investment community’s expectations in any given period, or over the long term; and

●	acquisitions could create demands on our management that they may be unable to effectively address, or for which we may incur additional costs

Additionally, following any business acquisition, we could experience difficulty in integrating personnel, operations, financial and other systems, and in retaining key employees and customers.

We may record goodwill, intangible assets or other assets on our consolidated balance sheet in connection with our acquisitions. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets, which could materially impact our results of operations.

There can be no assurance that our current and future strategic alliances or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.

We currently have, and may in the future enter into, additional strategic alliances with third parties that we believe will complement or augment our existing business. In particular, we currently have shared services agreements with Green Thumb for significant legal, accounting and operational support, including sales and marketing support. Our ability to complete strategic alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business and may involve risks that could adversely affect us, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future strategic alliances could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that future strategic alliances will achieve, or that our existing strategic alliances will continue to achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, if at all. Termination of any strategic alliances, including our shared services agreement with Green Thumb, could significantly disrupt our business. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Past and potential future divestitures or other transactions could adversely affect our costs, revenues, profitability and financial position.

In order to position our business to take advantage of particular future growth opportunities and/or consolidate our more capable businesses, we have in the past and may in the future pursue a strategy of focusing on one or more specialized facets of our products and services. These actions may require that we abandon or divest certain assets or businesses that no longer fit within our evolving strategic direction, as we did with the sale of our cultivation business and exit of our extraction business. Abandoning or divesting certain assets or businesses may entail engaging in discussions, evaluating opportunities and entering into agreements, potentially resulting in transactions involving significant risks and uncertainties that could adversely affect our business, results of operations and financial condition. We may not be able to find potential buyers on favorable terms, we may experience disruption to our business and/or we may divert management attention from other business concerns, lose key employees and possibly retain certain liabilities related to these potential transactions.

We have substantial debt and other financial obligations, and we may incur even more debt. Any failure to meet our debt and other financial obligations or maintain compliance with related covenants could harm our business, financial condition, and results of operations.

From November 2024 through August 2025, we issued multiple Notes of which $80.0 million in principal is outstanding as of December 31, 2025. The Notes, which rank on parity, are senior secured obligations. The Notes impose certain customary affirmative and negative covenants upon us, including relating to ranking and reservation of shares.

If an event of default under the Notes occurs and is not waived, the holder can elect to accelerate all or a portion of the then-outstanding principal amount of the applicable Notes, plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 14% from the date of a default or event of default. This immediate payment may negatively impact our financial condition. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future. If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.

Our ability to make scheduled payments on our debt and other financial obligations depends on our financial and operating performance. Our financial and operating performance will continue to be subject to prevailing economic conditions and to financial, business, and other factors, some of which are beyond our control. Failure within any applicable grace or cure periods to make such payments, or comply with any covenant, would create a default under the Notes. Our cash flow and existing capital resources may be insufficient to repay our debt at maturity, in which case we would have to extend such maturity date, or otherwise repay, refinance, and/or restructure the obligations under the Notes, including with proceeds from the sale of assets, and additional equity or debt capital. If we are unsuccessful in obtaining such extension, or entering into such repayment, refinance, or restructure prior to maturity, or any other default existed under the Notes, the holder could accelerate the indebtedness under the Notes, foreclose against its collateral, or seek other remedies, which would jeopardize our ability to continue our current operations and raise substantial doubt about the Company’s ability to continue as a going concern.

We are dependent on key inputs and suppliers; and fluctuations in the cost or availability of materials we use in our products and supply chain could negatively affect our results.

Our business is dependent on a number of key inputs and their related costs, including raw materials, parts and supplies. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers, or be sourced abroad. If a limited source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner, or at all. If a limited source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Manufacturing delays or unexpected transportation delays, particularly from materials we source abroad, can also cause us to incur significantly increased costs. Any of these fluctuations may increase our cost of products and have an adverse effect on our profit margins, results of operations and financial condition. Any inability to secure required supplies and services, or to do so on appropriate terms, could have a materially adverse impact on our business, prospects, revenue, results of operations and financial condition.

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

The products sold by our hemp-derived beverage business are co-manufactured by third parties. We do not typically have any direct control over these third-party co-manufacturers. These third-party co-manufacturers could experience quality control issues, equipment problems, data loss, and other events relating to the products they produce that could impact the quality of those products. Should the third-party co-manufacturers we rely upon not deliver at standards we expect and desire, acceptance of our products could suffer, which would have an adverse effect on our business and financial performance. Further, we cannot be assured of entering into agreements with such third-party co-manufacturers on economically favorable terms.

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

Manufacturers, distributors and retailers of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, if at all. In addition, a product recall may require significant management attention. There can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if any of our brands were subject to recall, our image and the image of that brand could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on the results of our operations and financial condition. Additionally, product recalls may lead to increased scrutiny of our operations by the FDA, or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

The growth and success of our business are significantly affected by the continued contributions of personnel employed by Green Thumb, as well as our ability to attract and retain qualified personnel.

Our growth and success are significantly affected by the continued contributions made by our Chairman of the Board and Interim Chief Executive Officer, Benjamin Kovler, by our Chief Financial Officer, Brad Asher and by other individuals who are employees of Green Thumb and who provide services to us under a shared services agreement. We rely on Mr. Kovler’s expertise in business operations and the cannabis and hemp industries when we are developing or acquiring new products and services and on Mr. Asher’s financial and reporting expertise. If Mr. Kovler or Mr. Asher cannot serve us or are no longer willing to do so, or if Green Thumb no longer provides personnel support to us under the shared services agreements, we may not be able to find alternatives in a timely manner or at all. This may have a material adverse effect on our business. In addition, our growth and success will depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for experience and qualified talent can be intense. We may not be successful in identifying, attracting, hiring, training and retaining such personnel in the future. If we are unable to hire, assimilate and retain qualified personnel in the future, such inability could adversely affect our operations.

We rely on third parties, including our largest shareholder, to provide numerous capabilities that we depend upon to operate, and a disruption of these systems could adversely affect our business.

We are dependent on vendors and third-party providers, including the services of the employees of Green Thumb, our largest shareholder, under shared services agreements. A serious disruption to any of these could significantly limit our ability to serve our customers. The failure of one or more such providers to provide the expected services, provide them on a timely basis or provide them at the prices we expect, or otherwise meet our performance standards and expectations (including with respect to data security, compliance and data privacy and protection laws) may adversely affect our business. Further, if we found it necessary to replace any such service provider, disruptions arising from the transition of functions to an alternative provider, or the costs of developing our own functions if we were unable to find an alternate provider, may have a material adverse effect on our results of operations or financial condition. Any disruption could adversely impact our results of operations and the trading price of our common stock.

Our success depends in part upon our ability to protect our intellectual property and protecting and defending against intellectual property claims may have a material adverse effect on our business

Our ability to compete depends, in part, upon the successful protection of our intellectual property, including the core brands we own and license to related parties: Señorita, RYTHM, incredibles, Beboe, Dogwalkers, Doctor Solomon’s, &Shine, and Good Green. We seek to protect our intellectual property rights through a combination of copyright and trademark laws, common law rights, trade secret and unfair competition laws, non-disclosure agreements, confidentiality procedures, and other contractual rights, as well as procedures governing internet and domain name registrations. However, there can be no assurance that these measures will be successful in any given case. We may be unable to prevent the misappropriation, infringement or violation of our intellectual property rights, breach of any contractual obligations to us, or independent development of intellectual property that is similar to ours, any of which could reduce or eliminate any competitive advantage we have developed, adversely affecting our revenues or otherwise harming our business.

We generally control access to and use of our intellectual property and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and our software is protected by U.S. copyright laws.

Despite our efforts to protect our proprietary rights through intellectual property laws, licenses and confidentiality arrangements, unauthorized parties may still copy or otherwise obtain and use our trademarks, recipes or other intellectual property. Companies frequently enter into litigation based on allegations of infringement, misappropriation, or violations of intellectual property rights or other laws. Enforcement of our intellectual property rights would be costly, and there can be no assurance that we will have the resources to undertake all necessary action to protect our intellectual property rights or that we will be successful. Any infringement of our material intellectual property rights could require us to redirect resources to actions necessary to protect same and could distract management from our underlying business operations. An infringement of our material intellectual property rights and resulting actions could adversely affect our operations.

Further, from time to time, we may face allegations that we have infringed the trademarks, copyrights, patents, trade secrets and other intellectual property rights of third parties, including competitors or that we have failed to protect our licensees from such infringement claims, resulting in indemnification. If it became necessary for us to resort to litigation to protect these rights, any proceedings could be burdensome, costly and divert the attention of our personnel, and we may not prevail. In addition, any repeal or weakening of laws or enforcement in the U.S. or internationally intended to protect intellectual property rights could make it more difficult for us to adequately protect our intellectual property rights, negatively impacting their value and increasing the cost of enforcing our rights.

We have obtained and applied for certain U.S. and state trademark and service mark registrations and will continue to evaluate the registration of additional trademarks and service marks or, as appropriate. We cannot guarantee that any of our pending trademark applications will be approved by the applicable governmental authorities. Specifically, the federal registrability of ingestible hemp-derived products is difficult to predict given the evolving regulatory landscape for hemp and the USPTO’s reaction to the same. Moreover, even if the trademark applications are approved, third parties may seek to oppose or otherwise challenge these registrations. A failure to obtain registrations for our trademarks could dilute the value of our brands or limit and impede our marketing efforts.

We have licensed the intellectual property for certain of our brands for use by state-licensed cannabis operators. While we do not engage in any cannabis-(or “marijuana-”) related activity under the Controlled Substances Act, changes in state regulations of cannabis, changes in U.S. federal cannabis enforcement policy, or a failure of any licensee to comply with the terms of its license agreement or applicable state and local laws and regulations could impair our Licensing Revenue we generate from any licensee and could also impair the value of our brands.

We do not cultivate, distribute or dispense marijuana as that term is defined by the CSA. We have licensed the use of the intellectual property for certain of our brands to be used in the cannabis industry under state law programs legalizing such activities through state-regulated licenses, although such activities remain illegal under U.S. federal law. While state regulation in certain U.S. states may take a permissive approach to medical and/or adult-use of cannabis, the CSA may still be enforced by U.S. federal law enforcement officials against individuals and companies operating in those states for activity that is legal under state law. In exchange for Licensing Revenue, we license our brands to be used by a state licensed licensee whose operations, while compliant with state laws, are not permitted under federal law. A change in U.S. federal policy on cannabis enforcement and strict enforcement of federal cannabis laws against any licensee could materially impair the Licensing Revenue we receive, if the licensees’ ability to sell their products is materially impaired by such change. It may also impair the value of the brands licensed to such licensees and our operating results and/or financial condition.

While our intellectual property license agreements require that our licensees conduct their business activities in a manner compliant with the applicable state and local laws, regulations and other requirements, we cannot guarantee that the licensees will do so. As a result, federal, state or local government authorities may seek to bring criminal, administrative or regulatory enforcement actions against licensee(s), which could have a material adverse effect on our Licensing Revenue, which in turn could have an adverse effect on our operating results or financial condition.

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

Our intellectual property is subject to repurchase rights, which, if exercised, could materially adversely affect our business.

Under the MC Brands and VCP purchase agreements, Green Thumb or its affiliates may repurchase some or all of the assets we acquired from MC Brands and/or VCP within five years of the respective transaction dates upon the occurrence of specified eligibility conditions, all of which are outside the control of both the Company and Green Thumb. The 2026 Appropriations Act includes an amendment to the definition of hemp under the 2018 Farm Bill that, if implemented as enacted, could materially restrict the commercialization of certain hemp-derived THC products beginning 365 days after enactment. If the amendment becomes effective in its current form and is not repealed, replaced, or otherwise modified prior to its effective date, one of the eligibility conditions under the MC Brands and VCP purchase agreements that could permit the repurchase right to become exercisable would be satisfied. However, the exercise of the repurchase option remains solely within the discretion of Green Thumb and its affiliates. The full eligibility conditions are set forth in the MC Brands and VCP purchase agreements filed on May 22, 2025 and August 27, 2025, respectively.

Licensing Revenue represents, and is expected to continue to represent, a significant portion of our total revenue. If a repurchase option were exercised, we could lose a material source of revenue, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In such event, the market price of our common stock could decline. The purchase agreements also grant Green Thumb or its affiliates certain rights of first refusal and rights of first offer with respect to specified transactions.

Because we do not control licensees’ actions and we depend on licensees for a substantial portion of our earnings from operations, their conduct could harm our business.

We license to licensees in the cannabis industry the rights to produce and market certain products sold with our trademarks, and we do not exercise any operational or financial control over the licensees’ businesses. If the quality, focus, image or distribution of our licensed brands diminish, consumer acceptance of and demand for our brands could decline. This could materially and adversely affect our business and results of operations. Our Licensing Revenue constitutes a substantial portion of our revenue. A decrease in customer demand for any of our licensed brands could have a material adverse effect on our operating results or financial condition. In addition, our inability to replace any existing licensee, if necessary, could adversely affect our revenues and results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

The utilization of our net operating loss (“NOL”) carryforwards is subject to limitations under Section 382 of the Internal Revenue Code (“IRC” or the “Code”) of 1986, and similar state tax provisions due to ownership change limitations that may have occurred previously or that could occur in the future. In general, under Section 382, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income.

During the quarter ended June 30, 2025, the Company completed an analysis of ownership changes. The analysis identified multiple historical ownership changes that significantly limit the utilization of federal NOLs through the date of the most recent change on November 5, 2024, subjecting them to a minimal annual limitation. The Company is in the process of conducting a similar analysis for state income tax purposes. NOLs generated after November 5, 2024 are not currently subject to this limitation and may be available to offset future taxable income, although any future ownership changes could impose additional limitations. The Company continues to maintain a full valuation allowance against its deferred tax assets, including NOLs, due to the Section 382 limitations resulting from historical ownership changes and the uncertainty surrounding the Company’s ability to generate sufficient taxable income to utilize the remaining NOLs before they expire. Any NOLs that cannot be utilized due to limitations resulting from future ownership changes or a lack of future taxable income would adversely affect our ability to reduce future tax liabilities using past losses.

Failure by our co-manufacturers to comply with food safety, environmental or other laws and regulations, or with the specifications and requirements of our products, may disrupt our supply of products and adversely affect our business.

If any of our suppliers or co-manufacturers fail to comply with food safety, environmental, health and safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted, and our reputation could be harmed. Additionally, our suppliers and co-manufacturers are required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative suppliers or co-manufacturers, and we may be subject to lawsuits and/or regulatory enforcement actions related to such non-compliance by the suppliers and co-manufacturers. As a result, our supply of raw materials or finished inventory could be disrupted or our costs could increase, which would adversely affect our business, results of operations and financial condition. The failure of any co-manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, government or third-party actions and economic loss. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of raw materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, financial condition and results of operations.

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

Our current business is focused on hemp-derived THC products and licensing our intellectual property consumer packaged goods brands. Thus, we have, and are expected to have, limited industry diversity as to asset type and revenue generation. Additionally, our hemp-derived THC business is geographically concentrated in the states in which such products are permitted, and new federal, state or local regulations, interpretations, or enforcement actions could limit our ability to manufacture and sell hemp-derived THC products. Our Licensing Revenue is currently limited to Green Thumb for use in their state-licensed cannabis operations. This lack of industry and geographic diversification increases the risk associated with the revenue stream we expect to receive from our businesses and assets and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

Green Thumb beneficially owns approximately 33% of our outstanding shares of common stock and has the right to acquire more through the exercise of warrants and conversion of notes. As a result, Green Thumb may have the ability to significantly influence matters requiring stockholder approval, including the election of directors, amendment of our articles of incorporation and approval of significant corporate transactions. In addition, our bylaws permit stockholders to act by written consent. Accordingly, this concentration of ownership may have the effect of delaying or preventing or influencing a change of control of our company or changes in management and may make it more difficult to approve certain transactions without the support of Green Thumb. Conversely, this ownership concentration may allow Green Thumb to influence the outcome of transactions that other shareholders do not support.

A large number of shares eligible for public sale could depress the market price of our common stock.

We have filed registration statements to register the shares of common stock underlying outstanding options and shares reserved for future issuance under our equity compensation plans. Upon effectiveness of those registration statement, subject to the satisfaction of applicable exercise periods and subject to our insider trading policy, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the U.S. in the open market.

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

If we fail to satisfy the rules and continued listing requirements of Nasdaq, such as the requirements relating to corporate governance, shareholder approval, shareholders’ equity or our minimum closing bid price, Nasdaq will take steps to delist our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase our common stock when they wish to do so, as well as adversely affect our ability to issue additional securities and obtain additional financing in the future. In the past, we have received deficiency letters relating to our minimum bid price, committee composition, and shareholders’ equity. While we have regained compliance with those requirements, there can be no assurance that we will remain in compliance or that Nasdaq will interpret shareholder approval requirements consistent with our interpretations.

The exercise of all or any number of outstanding warrants or the issuance of stock-based awards may dilute your holding of shares of our Common Stock.

We have issued several securities providing for the right to purchase our common stock. Investors could be subject to increased dilution upon the exercise of our warrants. A total of approximately 10.9 million warrants were issued and outstanding as of March 3, 2026.

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

After we are no longer a “smaller reporting company,” or “emerging growth company” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business including agricultural products that are subject to supply shortages resulting from, among other factors, weather conditions and tariffs. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. Substantial increases in the prices for our raw materials increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased prices for our products and services.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation involving intellectual property, data privacy and security, consumer protection, commercial disputes and other matters that may negatively affect our operating results if changes to our business operation are required. Moreover, parties may attempt to file claims against us in connection with lines of business that we have divested, and our ability to recover such amounts through indemnification may be limited. Due to our manufacturing and sale of our products, we may also be subject to a variety of claims including product warranty, product liability, and consumer protection claims related to product defects, among other litigation. We may also be subject to claims involving health and safety, hazardous materials usage, other environmental impacts, or service disruptions or failures. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. In addition, insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby adversely affecting our results of operations and resulting in a reduction in the trading price of our stock.

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

As a public company, we incur significant legal, accounting, and other expenses, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or (“SEC”), and Nasdaq. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may place undue strain on our personnel, systems and resources, which could adversely affect our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity

Risk Management

We have implemented practices to assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we rely on various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. We have chosen Microsoft Corporation as our main provider for Cybersecurity and Governance services. Our technology management team and Audit Committee assess risks based on probability and potential impact to key business systems and processes. Risks that are considered high are addressed promptly and documented to be incorporated into our overall risk management program. A mitigation plan is developed for each identified high risk, with progress reported to the technology management team and tracked as part of our overall risk management program overseen by Board and its Audit Committee.

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

Item 2. Properties.

Our corporate headquarters is in Rolling Meadows, Illinois where we occupy corporate office space. We operate an asset-light business model and do not own any real property. We do not have any material property leases, and we rely on third-party manufacturers, distributors, and service providers to support our operations.

As previously disclosed, the Company’s lease for office space in Troy, Michigan was scheduled to expire in 2026. In March 2025, the Company terminated the lease prior to its scheduled expiration. The termination did not have a material impact on the Company’s consolidated financial statements.

Item 3. Legal Proceedings.

From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to significant legal proceedings in which we are involved, see the discussion under the caption Legal Matters in Note 23 - Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Capital Market under the symbol “RYM.”

Holders of Record

As of March 3, 2026, there were 53 holders of record of our Common Stock. Such numbers do not include beneficial owners holding shares of our Common Stock in nominee or “street” name through various brokerage firms.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Equity Repurchases

None.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2025 that were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

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

Unless otherwise stated or the context otherwise requires, references in this report to “RYTHM”, the “Company,” “we,” “us,” “our,” or similar references mean RYTHM, Inc. and its subsidiaries on a consolidated basis.

Overview

RYTHM is a developer of branded innovative solutions for the cannabis and hemp industries. The Company’s portfolio of consumer-packaged goods brands includes RYTHM, incredibles, Dogwalkers, Beboe, &Shine, Doctor Solomon’s, Good Green and Señorita. Our Señorita brand offers consumers hemp-derived tetrahydrocannabinol (“THC”) beverages and are sold at top retailers, online and through direct-to-retail partnerships. The Señorita brand mirrors well-known cocktails like a margarita – in four flavors – classic Lime Jalapeño Margarita, Mango Margarita, Paloma and Ranch Water. Known for its clean, fresh taste and commitment to high-quality, natural ingredients, Señorita offers a low-sugar, low-calorie alternative to alcoholic beverages and is available in fifteen U.S. states and Canada including at top retailers such as Total Wine, ABC Fine Wine & Spirits, and Binny’s. The RYTHM branded beverage comes in two fruit-driven flavors with effect-based ingredients. Other hemp-derived products including incredibles and Beboe edible products are primarily sold online and through direct-to-retail partnerships. In addition to the sale of hemp-derived products (“Non-licensing Revenue”), the Company licenses its brands to be manufactured and distributed in exchange for a licensing fee (“Licensing Revenue”).

RYTHM has also historically been a leading provider of innovative cultivation and extraction solutions for the cannabis industry. Prior to the exit of the extraction business on March 30, 2025, the Company’s comprehensive extraction product line (“the Extraction Business”), which included hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowered cannabis producers to maximize the quantity and quality of extract required for premium concentrates. Additionally, prior to its sale on December 31, 2024, the Company’s proprietary micro-environment-controlled Agrify Vertical Farming Units (“VFUs”) enabled cultivators to produce high quality products for the cannabis industry (“the Cultivation Business”). As the discontinuation of the Extraction Business and the sale of the Cultivation Business represented strategic shifts that had a major effect on our operations and financial results, they have been presented in discontinued operations separate from continuing operations for the years ended December 31, 2025 and 2024 in the Company’s consolidated statements of operations and applicable footnotes in accordance with ASC 205, Presentation of Financial Statements. Please refer to Item 1 and the notes to the consolidated financial statements for details on recent developments and significant transactions during the period.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include estimates related to accruals, stock-based compensation expense, recoverability of goodwill, intangible assets, and other assets, and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions. Refer to Note 2 included elsewhere in the notes to the consolidated financial statements, for further information.

Results of Operations

We have incurred recurring losses to date. Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Refer to information provided under the heading “Liquidity and Capital Resources” below for further details.

Comparison of Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Revenue	$17,283	$18
Cost of goods sold	7,093	89
Gross profit (loss)	10,190	(71)

Selling, general and administrative	34,055	7,182
Impairment of long-lived assets	8,471	—
Change in contingent consideration	—	(2,180)
Total operating expenses	42,526	5,002
Operating loss from continuing operations	(32,336)	(5,073)
Interest expense, net	(3,203)	(256)
Change in fair value of warrant liabilities	299	(17,902)
Other income, net	500	—
Total other expense, net	(2,404)	(18,158)
Loss from continuing operations before income taxes	(34,740)	(23,231)
Income tax provision	—	2
Loss from continuing operations, net of income taxes	(34,740)	(23,229)
Loss from discontinued operations	(2,054)	(6,624)
Gain on disposal of Extraction business	3,537	(11,893)
Income (loss) from discontinued operations, net of income taxes	1,483	(18,517)
Net loss	$(33,257)	$(41,746)
Net loss per share – basic and diluted	$(16.68)	$(40.92)
Weighted average common shares outstanding - basic and diluted	1,993,947	1,020,185

Revenues

We generate revenue from sales of hemp-derived THC products (non-licensing) and related party Licensing Revenue.

The following table provides a breakdown of our revenue from continuing operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(In thousands)	2025	2024	Change	% Change
Non-licensing Revenue	9,504	18	9,486	52700%
Licensing Revenue	7,779	—	7,779	—%
Total revenue	$17,283	$18	$17,265	95917%

Revenues increased by $17.3 million for the year ended December 31, 2025, as compared to the same period in 2024. The comparative increase in revenue was primarily driven by the transactions with MC Brands and VCP in May and August 2025, respectively in addition to all revenue for the year ended December 31, 2024 from the Cultivation Business and Extraction Business being presented as part of discontinued operations. Of the revenue recognized for the year ended December 31, 2025, $8.2 million was attributable to related parties.

Cost of Goods Sold

Cost of goods sold represents a combination of the following: internal and outsourced labor and material costs associated with the assembly of extraction equipment, as well as labor and parts costs associated with the sale or provision of other products and services.

The following table provides a breakdown of our cost of goods sold from continuing operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(In thousands)	2025	2024	Change	% Change
Non-licensing Revenue	7,093	89	7,004	7870%
Total cost of goods sold	$7,093	$89	$7,004	—

Cost of goods sold represents costs associated with the hemp-derived products sales (non-licensing). Cost of goods sold increased by $7 million for the year ended December 31, 2025 compared to the same period in 2024. The comparative increase in cost of goods sold was primarily driven by the hemp-derived THC edibles operations associated with the MC Brands transaction in May 2025, in addition to all cost of goods sold for the year ended December 31, 2024 from the Cultivation Business and Extraction Business being presented as part of discontinued operations.

Gross Profit

	Year Ended December 31,
(In thousands)	2025	2024	Change	% Change
Gross profit (loss)	10,190	(71)	10,261	(14452)%

Gross profit totaled $10 million, or 59%, of total revenue during the year ended December 31, 2025 compared to a gross loss of $71 thousand of total revenue during the year ended December 31, 2024. The comparative $10.3 million year-over-year increase in gross profit was primarily driven by the changes in product lines of the business.

Selling, General and Administrative Expenses

	Year Ended December 31,
(In thousands)	2025	2024	Change	% Change
Selling, general and administrative	$34,055	$7,182	$26,873	374%

Selling, General and administrative expenses (“SG&A”) consist principally of marketing costs and support services performed by Green Thumb, as well as stock-based compensation and travel expenses associated with executive and other administrative functions. Other SG&A expenses include, but are not limited to, professional fees for legal and accounting services and depreciation and amortization costs.

SG&A expenses increased by $27 million, or 374%, for the year ended December 31, 2025, compared to the same period in 2024. The comparative change is primarily attributable to marketing and consulting costs to support the growth of the hemp-derived THC products sales (non-licensing) in addition to the presentation of SG&A expense from the Cultivation Business and Extraction Business for the year ended December 31, 2024 as part of discontinued operations. Of the SG&A expense incurred for the year ended December 31, 2025, $10.6 million was attributable to related parties.

Other Expense, Net

	Year Ended December 31,
(In thousands)	2025	2024	Change	% Change
Interest expense, net	$(3,203)	$(256)	$(2,947)	1151%
Change in fair value of warrant liabilities	299	(17,902)	18,201	(102)%
Other income, net	500	—	500	—%
Total other expense, net	$(2,404)	$(18,158)	$15,754	(87)%

Interest expense, net

Interest expense, net was approximately $3.2 million for the year ended December 31, 2025 compared to interest expense, net of approximately $0.3 million for the same period in 2024. The change is attributable mainly to the increase of $72.0 million principal under the Convertible Notes. Included interest expense, net for the year ended December 31, 2025 is $4.1 million incurred from a related party. The year ended December 31, 2025 includes $1.2 million of interest income earned on cash deposits with no comparable amount earned in the year ended December 31, 2024.

Change in fair value of warrant liability

Change in fair value of the warrant liability decreased by $18.2 million, or 102%, for the year ended December 31, 2025, compared to the same period in 2024. The increase is related to the fair value remeasurement of warrants.

Other income, net

Other income, net increased by $0.5 million, for the year ended December 31, 2025, compared to the same period in 2024. The comparative change is primarily attributable to the employee retention credit refunds received for the year ended December 31, 2025.

Income Tax Provision

	Year Ended December 31,
(In thousands)	2025	2024	Change	% Change
Income tax provision	$—	$2	$(2)	(100)%
Effective tax rate	0.00%	(0.01)%

Change in loss on provision for income taxes decreased by $2 thousand for the year ended December 31, 2025, compared to the same period in 2024.

Liquidity and Capital Resources

As of December 31, 2025, our principal sources of liquidity are cash and cash equivalents totaling $32.2 million. Our current working capital needs are to support revenue growth and manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

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

The Company is required to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt exists when conditions and events, considered in aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the date that the consolidated financial statements are issued.

We have a history of recurring net losses and negative cash flow in operating activities. However, we believe our positive working capital as of December 31, 2025 inclusive of $32.2 million of cash and cash equivalents, anticipated contractual Licensing Revenue and ability to address our Convertible Notes will be sufficient to meet our cash requirements through at least the 12-month period following the date that these consolidated financial statements were issued.

Contractual debt maturities of $80 million exist through February 2027, with $72 million of the Convertible Notes held by Green Thumb, a related party. The election of these notes to be payable in cash upon maturity could raise substantial doubt about the Company’s ability to continue as a going concern. However, while these contractual maturities require management attention, management believes it is probable that the obligations will be addressed through extension or conversion consistent with historical practice. As such, our financial statements have been prepared on a going concern basis.

Indebtedness

Convertible Notes

On November 5, 2024, the Company issued a secured convertible note (the “November 2024 Note”) to RSLGH, LLC (“RSLGH”), a subsidiary of Green Thumb, a related party. The November 2024 Note is a secured obligation of the Company and ranks senior to all indebtedness of the Company except for the May 2025 Notes and the August 2025 Notes (both as defined below), which rank on parity with the November 2024 Note. The November 2024 Note matured on November 5, 2025 and accrued interest at a 10.0% annualized rate. The principal amount of the November 2024 Note was converted into pre-funded warrant on the maturity date. The November 2024 Note provided for advances of up to $20 million in the aggregate, of which $10 million was advanced upon issuance. The November 2024 Note was amended on May 8, 2025 to issue pre-funded warrants in lieu of cash interest, with 18,614 pre-funded warrants issued on May 8, 2025 and an additional 11,373 pre-funded warrants issued on September 1, 2025, which were issued in lieu of the cash interest that would otherwise be payable under the November 2024 Note. The number of pre-funded warrants is equal to the cash interest amount otherwise payable on the November 2024 Note divided by the closing share price on May 8, 2025, the effective date of the amendment. No changes were made to the conversion price of the principal amount of the November 2024 Note. On May 22, 2025, the Company and RSLGH entered into a second amendment to the November 2024 Note, which amended the terms to, among other things, permit RSLGH to elect, subject to any required approvals under Nasdaq listing rules, to receive pre-funded warrants in lieu of shares of Common Stock upon conversion of the November 2024 Note at a conversion price equal to the existing conversion price of $3.158 less the $0.001 exercise price of each pre-funded warrant. On November 3, 2025, the holder of the November 2024 Note elected to convert the outstanding principal and interest, into pre-funded warrants. The outstanding principal and accrued interest amounts of $10 million and $175 thousand respectively, resulted in the issuance of 3,167,564 and 55,433 pre-funded warrants, respectively.

On May 22, 2025, the Company issued secured convertible notes with an aggregate original principal amount of $30.0 million (collectively the “May 2025 Notes”) to RSLGH and to certain other third-party accredited investors. The May 2025 Notes are secured obligations of the Company and rank senior to all indebtedness of the Company except for the the August 2025 Notes, which ranks on parity with the May 2025 Notes. The May 2025 Notes will mature on November 22, 2026 and accrue interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March while the May 2025 Notes are outstanding, in pre-funded warrants, beginning September 1, 2025. The principal amount of the May 2025 Notes will be payable on the maturity date. The May 2025 Notes may be converted into Common Stock or, at the election of the holder, into pre-funded warrants, with a beneficial ownership limitation for RSLGH of 49.99% and a beneficial ownership limitation for other holders of 4.99%, in each case subject to applicable Nasdaq listing rules. If a holder elects to convert the May 2025 Notes into Common Stock, the conversion price per share will be $23.53, equal to the most recent closing price of the Common Stock on the Nasdaq Capital Market at the time the May 2025 Notes were issued, subject to customary adjustments for certain corporate events. If a holder elects to convert the May 2025 Notes into pre-funded warrants, and for interest payments payable in the form of pre-funded warrants, the conversion price per pre-funded warrant will be equal to the $23.53 conversion price less than $0.001 exercise price of the warrant. The conversion of the May 2025 Notes into Common Stock and/or pre-funded warrants is subject to certain customary conditions and, to the extent necessary, the receipt of stockholder approval under Nasdaq listing rules.

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

The May 2025 Notes and August 2025 Notes (together referred to as “the Notes”) impose certain customary affirmative and negative covenants upon the Company, including covenants relating to ranking and reservation of shares. If an event of default under one or more of the Notes occurs and is not waived, the holder can elect to accelerate all or a portion of the then-outstanding principal amount of the applicable Note, plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 14% from the date of a default or event of default. The Company was in compliance with these covenants as of December 31, 2025.

Summary Statement of Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the years ended December 31, 2025 and 2024:

(In thousands)	December 31, 2025	December 31, 2024
Net cash (used in) provided by:
Operating activities	$(23,537)	$(11,583)
Investing activities	(55,075)	(54)
Financing activities	79,660	42,373
Net increase in cash and cash equivalents	$1,048	$30,736

Cash Flows from Operating Activities

 For the year ended December 31, 2025, our operating cash flows included a net loss of $33.2 million, $6.2 million of depreciation and amortization, $2.2 million of stock based compensation expense, non-cash interest expense of $2.8 million offset by an increase of $7.0 million related party accounts receivable, $3.5 million related to a loss on exit of the Extraction Business, and $3.5 million reduction of inventory. Net cash was increased by changes in operating assets and liabilities of $7.1 million.

For the year ended December 31, 2024, our operating cash flows included a net loss of $41.7 million, a $17.9 million change in the fair value of warrant liabilities, $11.9 million related to loss on disposal of the Cultivation Business, $1.4 million of depreciation and amortization, $1.2 million of stock based compensation expense, offset by a decrease of $5.9 million related to gain on settlement of contingent liability, $2.2 million decrease related to accrued acquisition liabilities due to issuance of held-back-shares, change in provision for credit losses of $0.3 million, change in provision for inventory of $0.7 million, and a gain on early termination of lease of $0.1 million. Net cash was increased by changes in operating assets and liabilities of $7.0 million.

Cash Flows from Investing Activities

For the year ended December 31, 2025, net cash used in investing activities was $55.1 million, which primarily resulted from the related party transactions with MC Brands and VCP.

For the year ended December 31, 2024, net cash used in investing activities was approximately $0.1 million, which included cash inflows of $0.3 million from the proceeds from repayment of loan receivable, and cash outflows of $0.4 million related to issuance of loans receivable.

Cash Flows from Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $79.7 million, which resulted from proceeds from May and August 2025 Notes.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Interim Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Interim Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Interim Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025.

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

Remediation of Prior Year Material Weaknesses

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and filed with the SEC on March 21, 2025, as amended on March 28, 2025, management identified a material weakness in internal control over financial reporting. The material weaknesses that were previously identified related to the following: lack of technical expertise, segregation of duties and accounting for complex financial transactions.

Under the oversight of senior management and the Audit Committee of the Board of Directors, we have implemented a previously disclosed remediation plan designed to address the underlying causes of these material weaknesses. Key measures include:

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

Management, including the Interim Chief Executive Officer and Chief Financial Officer, has reaffirmed the importance of strong control environment and an organization-wide focus on internal control and accountability. Management has concluded that the actions taken to strengthen our internal control over financial reporting, as well as the results of our testing over the design and operating effectiveness of these controls fully remediated the previously identified material weakness as of December 31, 2025. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with applicable policies, processes and documentation requirements may deteriorate.

Changes in Internal Control Over Financial Reporting

Except for the material weaknesses remediation actions noted above, there were no significant changes in our internal control over financial reporting(as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2025.

Item 9B. Other Information.

During the quarter ended December 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3) The Exhibit Index of this report appears below.

(b) Exhibits:

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of December 12, 2024, among the registrant, Double or Nothing, LLC, Joel Gott, and Charles Bieler (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2024)

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021)

3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed July 11, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2022).

3.3	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed October 17, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2022).

3.4	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed March 1, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report filed with the Securities and Exchange Commission on March 3, 2023).

3.5	Certificate of Change to Articles of Incorporation of Agrify Corporation, filed June 30, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2023).

3.6	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed January 22, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024).

3.7	Articles of Amendment to Articles of Incorporation of Agrify Corporation, filed October 3, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2024).

3.8	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)

3.9	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2024).

3.10	Third Amended and Restated Certificate of Designations of the Series A Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 13, 2021).

3.11	Certificate of Amendment to Articles of Incorporation dated August 27, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025).

3.12	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)

4.2	Form of Representative’s Warrant dated February 19, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 2021)

4.3	Form of Representative’s Warrant dated January 27, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2021)

4.4	Form of Warrant issued to Noteholders (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2021)

4.6	Form of Common Stock Purchase Warrant dated January 28, 2022 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022)

4.7	Form of Warrant Exchange Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).

4.8	Form of Note Exchange Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).

4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2022)

4.10	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2022)

4.11	Common Stock Purchase Warrant, dated October 27, 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2023)

4.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2024).

4.13	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2024).

4.14	Amendment to Pre-Funded Common Stock Purchase Warrant between Agrify Corporation and CP Acquisitions, LLC dated as of June 30, 2024 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2024).

4.15	Amendment to Pre-Funded Common Stock Purchase Warrant between Agrify Corporation and GIC Acquisitions, LLC dated as of June 30, 2024 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2024).

4.16	Amendment to Pre-Funded Common Stock Purchase Warrant, dated as of August 28, 2024, by and between Agrify Corporation and CP Acquisitions, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2024).

4.17	Amendment to Pre-Funded Common Stock Purchase Warrant, dated as of August 28, 2024, by and between Agrify Corporation and GIC Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2024).

4.18	Amendment to Pre-Funded Common Stock Purchase Warrant, dated as of September 27, 2024, by and between Agrify Corporation and CP Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2024).

4.19	Amendment to Pre-Funded Common Stock Purchase Warrant, dated as of September 27, 2024, by and between Agrify Corporation and GIC Acquisition LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2024).

4.20	Secured Amended, Restated and Consolidated Convertible Note (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2024).

4.21	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2024).

4.22	Pre-Funded Warrant dated December 12, 2024 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2024).

4.23	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2025).

4.24±	Form of Secured Convertible Note dated May 22, 2025 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2025).

4.25±	Second Amendment, dated May 22, 2025, to Secured Convertible Note issued on November 5, 2024 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2025).

4.26±	Form of Secured Convertible Note dated August 25, 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025).

4.27	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025).

4.28	Third Amendment, dated August 25, 2025, to Secured Convertible Note issued on November 5, 2024 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025).

4.29	First Amendment, dated August 25, 2025, to Secured Convertible Notes issued on May 22, 2025 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025).

10.1†	2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)

10.2	Form of Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 2021)

10.3†	Agrify Corporation 2022 Omnibus Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2025)

10.4†	Agrify Corporation 2022 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 29, 2022)

10.5±	Purchase Agreement, dated as of August 28, 2024, by and between Agrify Corporation and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2024)

10.6	Registration Rights Agreement, dated as of August 28, 2024, by and between Agrify Corporation and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2024)

10.7†	Severance Agreement, dated November 5, 2024, between Agrify Corporation and Raymond Chang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2024)

10.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2024)

10.9	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2024)

10.10#	Asset Purchase Agreement, dated as of December 31, 2024, among the registrant and CP Acquisitions, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2025).

10.11†	Shared Services Agreement, dated March 21, 2025 with Vision Management Services, LLC for Chief Financial Officer Services (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2025).

10.12†±	Amended and Restated Shared Services Agreement, dated May 20, 2025, by and between Vision Management Services, LLC and Agrify Corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2025).

10.13±	Purchase Agreement, dated May 20, 2025, by and between VCP IP Holdings, LLC and Agrify Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2025).

10.14±	Trademark and Recipe License Agreement, dated May 20, 2025, by and between MC Brands LLC and GTI Core, LLC (incorporated by referenced to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2025).

10.15±	Trademark and Recipe License Agreement, dated May 20, 2025, by and between For Success Holding Company and Core Growth, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2025).

10.16±	Trademark and Recipe License Agreement, dated May 20, 2025, by and between VCP IP Holdings, LLC and Core Growth, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2025).

10.17±	Amended and Restated Purchase Agreement, dated June 30, 2025, by and between Agrify Corporation VCP IP Holdings, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2025).

10.18±	Purchase Agreement, dated August 27, 2025, by and between VCP23, LLC and Agrify Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025).

10.19±	Trademark and Recipe License Agreement, dated August 27, 2025, by and between VCP IP Holdings, LLC and GTI Core, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025).

10.20±	Amended and Restated Trademark and Recipe License Agreement, dated August 27, 2025, by and between MC Brands LLC and GTI Core, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025).

14.1	Code of Ethics Applicable To Directors, Officers And Employees (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2020)

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	RYTHM, Inc. Clawback policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 4, 2024, as amended on April 29, 2024)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

±	Certain information has been omitted from this exhibit in reliance upon Item 601(a)(5) of Regulation S-K.
†	Indicates a management contract, compensatory plan, or arrangement.
#	Certain confidential portions of this exhibit were omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K because the identified confidential portions (i) are not material and (ii) are customarily and actually treated as private or confidential by the Company.
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYTHM, INC.

Date: March 3, 2026	By:	/s/ Benjamin Kovler
Benjamin Kovler
Chairman and Interim Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Benjamin Kovler	Chairman and Interim Chief Executive Officer	March 3, 2026
Benjamin Kovler	(Principal Executive Officer)

/s/ Brad Asher	Chief Financial Officer	March 3, 2026
Brad Asher	(Principal Financial and Accounting Officer)

/s/ Krishnan Varier	Director	March 3, 2026
Krishnan Varier

/s/ Timothy Mahoney	Director	March 3, 2026
Timothy Mahoney

/s/ Max Holtzman	Director	March 3, 2026
Max Holtzman

/s/ Armon Vakili	Director	March 3, 2026
Armon Vakili

/s/ Peter Shapiro	Director	March 3, 2026
Peter Shapiro

/s/ Sanjay Tolia	Director	March 3, 2026
Sanjay Tolia

Date: March 3, 2026

RYTHM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

RYTHM, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RYTHM, Inc. (formerly known as Agrify Corporation) (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter – Related Parties

As described in Note 3, Note 8, Note 10, Note 18, Note 21, and Note 23, the accompanying financial statements include significant transactions with a related party, and a significant portion of the Company’s operating, investing, and financing activities are conducted with this related party.

/s/ GuzmanGray

We have served as the Company’s auditor since 2024.

Costa Mesa, California

March 3, 2026

Item 1. Financial Statements

RYTHM, INC. (Formerly known as Agrify Corporation)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$32,218	$31,170
Accounts receivable, net(1)	9,317	30
Inventory, net(2)	4,045	500
Prepaid expenses and other current assets	1,970	398
Current assets associated with discontinued operations	—	2,596
Total current assets	47,550	34,694
Goodwill	9,713	9,713
Intangible assets, net	—	8,900
Related party prepaid license rights	49,400	—
Non-current assets associated with discontinued operations	14	715
Total assets	$106,677	$54,022

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable(3)	$2,340	$825
Accrued expenses and other current liabilities(4)	7,917	4,090
Long-term debt, current	3,621	522
Related party debt, current	27,000	10,000
Current liabilities associated with discontinued operations	2,082	9,242
Total current liabilities	42,960	24,679
Warrant liabilities(5)	697	996
Long-term debt, net of current	5,000	1
Related party debt, net of current	45,000	—
Non-current liabilities associated with discontinued operations	—	257
Total liabilities	93,657	25,933
Commitments and contingencies (Note 23)
Stockholders’ equity:
Common Stock, $0.001 par value per share, 35,000,000 shares authorized; 2,149,128 and 1,952,032 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	2	2
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	353,818	335,400
Accumulated deficit	(340,800)	(307,313)
Total stockholders’ equity	13,020	28,089
Total liabilities and stockholders’ equity	$106,677	$54,022

(1)	Include $7.0 million and none from related parties as of December 31, 2025 and December 31, 2024, respectively.
(2)	Included $392 thousand and none from related parties as of December 31, 2025 and December 31, 2024, respectively.
(3)	Include $152 thousand and none due to a related party as of December 31, 2025 and December 31, 2024, respectively.
(4)	Include $4.7 million and $487 thousand due to related parties as of December 31, 2025 and December 31, 2024, respectively.
(5)	As of December 31, 2025 and December 31, 2024, the number of outstanding warrants subject to liability classification was 40,017, of which 15,394 are held by RSLGH, a related party.

The accompanying notes are an integral part of these consolidated financial statements.

RYTHM, INC. (Formerly known as Agrify Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue(1)	$17,283	$18
Cost of goods sold	7,093	89
Gross profit (loss)	10,190	(71)

Selling, general and administrative(2)	34,055	7,182
Impairment of long-lived assets	8,471	—
Change in contingent consideration	—	(2,180)
Total operating expenses	42,526	5,002

Operating loss from continuing operations	(32,336)	(5,073)

Interest expense, net(3)	(3,203)	(256)
Change in fair value of warrant liabilities	299	(17,902)
Other income, net	500	—
Total other expense, net	(2,404)	(18,158)
Loss from continuing operations before income taxes	(34,740)	(23,231)
Income tax provision	—	2
Loss from continuing operations, net of income taxes	(34,740)	(23,229)

Loss from discontinued operations	(2,054)	(6,624)
Gain (loss) on disposal of Extraction and Cultivation business	3,537	(11,893)
Income (loss) from discontinued operations, net of income taxes	1,483	(18,517)

Net loss	(33,257)	(41,746)

Net loss per share:
Basic and diluted
Continuing operations	$(17.42)	$(22.77)
Discontinued operations	0.74	(18.15)
Net loss per share – basic and diluted (4)	(16.68)	(40.92)
Weighted average common shares outstanding - basic and diluted (4)	1,993,947	1,020,185

(1)	Include $8.2 million and none for the year ended December 31, 2025 and December 31, 2024, respectively, in each case from related parties.
(2)	Include $10.6 million and $331 thousand for the year ended December 31, 2025 and December 31, 2024, respectively, in each case from related parties.
(3)	Include $4.1 million and $156 thousand for the year ended December 31, 2025 and December 31, 2024, respectively, in each case from related parties.
(4)	Amounts for the year ended December 31, 2024 have been adjusted to retroactively reflect the 1-for-15 reverse stock split on October 8, 2024. Additional information regarding the reverse stock split may be found in Note 1 – Overview, included in the notes to the consolidated financial statements.

In addition to the transactions described above, the Company engaged in other routine transactions with related parties in the ordinary course of business. Such transactions were not material, individually or in aggregate, to the consolidated financial statements for the periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

RYTHM, INC. (Formerly known as Agrify Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2024	113,416	$—	$250,857	$(265,567)	$(14,710)
Issuance of Common Stock in connection with private placement, net	203,988	1	25,792	—	25,793
Senorita Acquisition	97,300	—	18,836	—	18,836
Conversion of related party debt into Pre-Funded Warrants	—	—	13,980	—	13,980
Excess of related party debt and Pre-Funded Warrants conversion	—	—	10,044	—	10,044
Issuance of equity classified Pre-Funded Warrants	—	—	6,791	—	6,791
Issuance of Common Stock and Pre-Funded Warrants through public offering	184,000	—	2,123	—	2,123
Conversion of Convertible Note	178,109	—	1,731	—	1,731
Exercise of liability classified warrants, net of forfeitures	52,681	—	1,680	—	1,680
Exercise of Pre-Funded Warrants	647,373	—	1,355	—	1,355
Stock-based compensation	—	—	1,165	—	1,165
Contribution from troubled debt restructuring with related party	—	—	676	—	676
Issuance of common shares (IONIC Stock Subscription Payable)	189,645	—	345	—	345
Exercise of Placement Agent Warrants	4,482	—	26	—	26
Stock split share adjustment	(283)	1	(1)	—	—
Cashless exercise of High Trail Warrants	208,814	—	—	—	—
Issuance of vested RSUs	72,397	—	—	—	—
Issuance of vested RSUs, net of shares held back to offset tax	71	—	—	—	—
Issuance of held-back shares from Sinclair acquisition	39	—	—	—	—
Net loss	—	—	—	(41,746)	(41,746)
Balance at December 31, 2024	1,952,032	$2	$335,400	$(307,313)	$28,089

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2025	1,952,032	$2	$335,400	$(307,313)	$28,089
Conversion of related party convertible note to pre-funded warrants	—	—	10,000	—	10,000
Issuance of pre-funded warrants in lieu of cash payments on related party shared services agreement	—	—	3,771	—	3,771
Issuance or accrual of pre-funded warrants in lieu of cash interest payments on related party debt	—	—	2,644	—	2,644
Stock-based compensation	—	—	2,157	—	2,157
Issuance or accrual of pre-funded warrants in lieu of cash interest payments	—	—	183	—	183
Issuance of vested RSUs, net of shares held back to offset tax	83,028	—	(337)	—	(337)
Exercise of Pre-Funded Warrants	114,086	—	—	—	—
Cancellation of common shares	(18)	—	—	—	—
Impairment of non-controlling interests	—	—	—	(230)	(230)
Net loss	—	—	—	(33,257)	(33,257)
Balance at December 31, 2025	2,149,128	$2	$353,818	$(340,800)	$13,020

The accompanying notes are an integral part of these consolidated financial statements.

RYTHM, INC. (Formerly known as Agrify Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(33,257)	$(41,746)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	6,156	1,421
Amortization of debt discount	—	(47)
Non-cash interest expense	2,829	—
Lease expense	156	—
Impairment of right-of-use assets	24	—
Impairment of long-lived assets	8,471	—
Stock-based compensation expense	2,157	1,165
Change in fair value of warrant liabilities	(299)	17,902
Change in provision for credit losses, net	268	(336)
Change in inventory reserve	552	(747)
Loss on abandonment of CIP projects	—	31
Loss on inventory write-down	—	—
Gain on disposal of property and equipment	(2)	14
Gain on exit of Extraction business	(3,534)	—
Gain on early termination of lease	—	(50)
Gain on settlement of contingent liability	—	(5,935)
Loss on disposal of Cultivation business	—	11,893
Change in contingent consideration	—	(2,180)
Changes in operating assets and liabilities, net of acquisitions:	—	—
Accounts receivable	(1,788)	646
Accounts receivable - related party	(6,978)	—
Inventory	(2,886)	8,341
Prepaid expenses and other current assets	(1,245)	1,872
Operating lease right-of-use assets	—	528
Other non-current assets	12	46
Accounts payable	151	(4,562)
Accounts payable - related party	152	—
Accrued expenses and other current liabilities	(3,825)	1,258
Accrued expenses and other current liabilities - related party	10,677	—
Operating lease liabilities	(161)	(519)
Contract liabilities	(1,167)	(578)
Net cash and cash equivalents used in operating activities	(23,537)	(11,583)

Cash flows from investing activities:
Related party transaction with MC Brands	(5,075)	—
Related party transaction with VCP	(50,000)	—
Purchases of property and equipment	—	(4)
Proceeds from disposal of property and equipment	—	20
Issuance of loans receivable	—	(400)
Proceeds from repayment of loan receivable	—	330
Net cash and cash equivalents used in investing activities	(55,075)	(54)

Cash flows from financing activities:
Proceeds from related party notes payable	72,000	14,453
Proceeds from third-party notes payable	8,000	—
Repayments of third-party notes payable	(3)	—
Payments for taxes related to net share settlement of equity awards	(337)	—
Proceeds from issuance of Common Stock through an S-1 and Pre-Funded Warrants offering	—	2,123
Proceeds from issuance of Common Stock through IONIC Stock Subscription	—	345
Proceeds from issuance of Common Stock in connection with private placement, net	—	25,793
Proceeds from exercise of Pre-Funded Warrants	—	36
Payments on insurance financing loans	—	(377)
Net cash and cash equivalents provided by financing activities continuing operations	79,660	42,373
Net increase in cash and cash equivalents	1,048	30,736
Cash and cash equivalents at the beginning of period	$31,170	$434
Cash and cash equivalents of discontinued operations, beginning of period	—	—
Cash and cash equivalents of discontinued operations, end of period	—	—
Cash and cash equivalents at the end of period	$32,218	$31,170

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2025	2024
Supplemental disclosures
Cash paid for interest	$9	$—
Supplemental disclosure of non-cash investing and financing activities
Conversion of related party debt to common stock	$10,000	$10,044
Issuance of pre-funded warrants in lieu of related party shared services agreement	$3,771	$—
Issuance of pre-funded warrants in lieu of related party cash interest	$2,644	$—
Issuance of pre-funded warrants in lieu of cash interest	$183	$—
Reclassification of accounts payable and accrued interests to notes payable	$99	$—
Conversion of liability classified pre-funded warrants to equity	$—	$20,771
Stock and warrants issued in connection with business combination	$—	$18,836
Fair value of warrants in connection with reclassification and issuance	$—	$6,791
Conversion of convertible notes into equity	$—	$1,731
Cashless exercise of liability classified warrants	$—	$1,680
Deemed contribution from troubled debt restructuring with related party	$—	$676
Financing of prepaid insurance	$—	$14

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Overview

Description of Business

RYTHM, Inc. (formerly Agrify Corporation) (together with its subsidiaries, the “Company” or “RYTHM”) delivers well-being to consumers through its portfolio of hemp-derived THC products and iconic licensed brands. The Company’s portfolio of consumer-packaged goods brands includes RYTHM, incredibles, Dogwalkers, Beboe, &Shine, Doctor Solomon’s, Good Green and Señorita. The Señorita brand offers consumers hemp-derived tetrahydrocannabinol (“THC”) beverages that mirror well-known cocktails like a margarita – in four flavors – classic Lime Jalapeño Margarita, Mango Margarita, Paloma and Ranch Water. Known for its clean, fresh taste and commitment to high-quality, natural ingredients, Señorita offers a low-sugar, low-calorie alternative to alcoholic beverages and is available at top retailers including Total Wine, ABC Fine Wine & Spirits, and Binny’s in eleven U.S. states and Canada, with plans for expansion and future availability in premier on-premises destinations. Other hemp-derived products including RYTHM beverages and incredibles and Beboe edible products are primarily sold online and through direct-to-retail partnerships. In addition to the sale of hemp-derived products (“Non-licensing Revenue”), the Company licenses its brands to be manufactured and distributed in exchange for a licensing fee (“Licensing Revenue”). Throughout the Form 10-K, the terms “intellectual property”, “intellectual property rights”, “brands”, “trademarks”, “tradenames”, “brand rights” and “Prepaid License Rights” are used interchangeably.

RYTHM has also historically been a leading provider of innovative cultivation and extraction solutions for the cannabis industry. Prior to the exit of the extraction business on March 30, 2025, the Company’s comprehensive extraction product line (“the Extraction Business”), which included hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowered cannabis producers to maximize the quantity and quality of extract required for premium concentrates. Additionally, prior to its sale on December 31, 2024, the Company’s proprietary micro-environment-controlled Agrify Vertical Farming Units (“VFUs”) enabled cultivators to produce high quality products for the cannabis.

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

The Company has thirteen wholly-owned consolidated subsidiaries, which are collectively referred to as the “Subsidiaries” and seven out of thirteen subsidiaries are related to discontinued operations.

On December 12, 2024, the Company acquired certain assets from Double or Nothing, LLC (“Double or Nothing”), the owner and creator of the Señorita brand of hemp-derived drinks as part of the Company’s strategic plan to reposition itself as a distributor of hemp-derived THC beverages and similar products.

On December 31, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with CP Acquisitions, LLC (“CP”), an entity affiliated with Raymond Chang, the Company’s former Chairman and Chief Executive Officer. Under the Purchase Agreement, CP acquired assets from the Company relating to the Company’s VFUs, including the related Agrify total-turnkey (“TTK”) solution assets and Agrify InsightsTM software solutions (collectively the “Cultivation Business”). The sale of the Cultivation Business occurred following signing on December 31, 2024. The results of the Cultivation Business are presented as discontinued operations in the consolidated statements of operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Cultivation Business associated with discontinued operations in the consolidated balance sheets as of December 31, 2025 and December 31, 2024. For further discussion on the discontinued operations, refer to Note 17 included elsewhere in the notes to the consolidated financial statements.

On March 30, 2025, the Company approved the winding down of the Extraction Business by March 31, 2025, including but not limited to, the sale or other disposal of all remaining assets constituting the Extraction Business, the cessation of all business operations related to the Extraction Business, the termination of any outstanding contracts related to the Extraction Business, and termination of any employees primarily involved in the Extraction Business. The results of the Extraction Business are presented as discontinued operations in the consolidated statements of operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Extraction Business associated with discontinued operations in the consolidated balance sheets as of December 31, 2025 and December 31, 2024. The balances as of December 31, 2024 reflect historical carrying values, without remeasurement. For further discussion on the discontinued operations, refer to Note 17 included elsewhere in the notes to the consolidated financial statements.

On May 20, 2025, we acquired from VCP IP Holdings, LLC (“VCP”) an indirect wholly-owned subsidiary of Green Thumb, a related party, 100% of the equity interests of MC Brands, LLC pursuant to which we obtained rights relating to MC Brands, LLC and its wholly-owned subsidiary Core Growth LLC (together referred to as “MC Brands”). The assets of MC Brands consist primarily of intellectual property rights associated with the Incredibles brand. Concurrent with the transaction, we entered into a license agreement with GTI Core, LLC, (“GTI Core”), an indirect subsidiary of Green Thumb, pursuant to which GTI Core was granted the right to use the incredibles brand in connection with its existing businesses. Consideration payable by GTI Core under the license agreement consists of a monthly license fee payable in cash. We began recognizing licensing revenue under this agreement in May 2025.

On August 27, 2025, we acquired from VCP23, LLC an indirect wholly-owned subsidiary of Green Thumb, 100% of the equity interests of VCP IP Holdings, LLC pursuant to which we obtained rights relating to VCP IP Holdings, LLC. The assets of VCP IP Holdings, consist primarily of intellectual property rights to the RYTHM, Beboe, Dogwalkers, Doctor Solomon’s,& Shine, and Good Green brands (these rights, together with the incredibles brand rights, referred to as “Brand Rights”). Concurrent with the transaction, we entered into a license agreement with GTI Core pursuant to which GTI Core was granted the right to use the Brand Rights in connection with its existing businesses. Consideration payable by GTI Core under the license agreement consists of a monthly license fee payable in cash. We began recognizing licensing revenue under this agreement in November 2025.

Reverse Stock Splits

On October 8, 2024, the Company effected a 1-for-15 reverse stock split of its Common Stock. All share and per share information has been retroactively adjusted to give effect to the reverse stock splits for the year ended December 31, 2024, unless otherwise indicated.

No fractional shares of Common Stock were issued as a result of this reverse stock split. Any fractional shares in connection with this reverse stock splits were rounded up to the nearest whole share and no stockholders received cash in lieu of fractional shares. The reverse stock split had no impact on the number of shares of Common Stock that the Company is authorized to issue pursuant to its articles of incorporation or on the par value per share of the Common Stock. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise or conversion of the Company’s outstanding stock options and warrants, the exercise price or conversion price (as applicable) of the Company’s outstanding stock options and warrants, and the number of shares reserved for issuance under the Company’s equity incentive plan. All share and per share information included in this Annual Report on Form 10-K has been retroactively adjusted to reflect the impact of this reverse stock split.

Note 2 — Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of RYTHM and its wholly-owned subsidiaries, as described above, in accordance with the provisions required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) the Consolidation Topic 810 (“ASC 810”). The Company includes results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances are eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates estimates, which include estimates related to accruals, stock-based compensation expense, reported amounts of revenues during the reported period, fair value of warrant liabilities, sales tax liabilities, valuation of deferred tax assets, net realizable value of inventory and collectability of trade accounts, intangible assets, other assets (Prepaid License Rights), goodwill, and litigation. The Company bases their estimates on historical experience and other market-specific or other relevant assumptions that they believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

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

As the sale of the Cultivation Business and the exit of the Extraction Business represented a strategic shift that will have a major effect on the Company’s operations and financial results, they have been presented in discontinued operations in accordance with ASC 205, Presentation of Financial Statements, separate from continuing operations for the years ended December 31, 2025 and 2024, as applicable. For further discussion, refer to Note 17 included elsewhere in the notes to the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash and deposits with original maturities of three months or less as of December 31, 2025 and December 31, 2024. All cash equivalents are carried at cost, which approximates fair value.

Accounts Receivable, Net

Accounts receivable, net, primarily consists of amounts for goods and services that are billed and currently due from customers. In accordance with the current expect credited loss (“CECL”) impairment model under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), accounts receivable balances are presented net of an allowance for credit losses, which are an estimate of billed or borrowed amounts that may not be collectible. In determining the amount of the allowance at each reporting date, management makes judgments about general economic conditions, historical write-off experience, and any specific risks identified in customer or borrower collection matters, including the aging of unpaid accounts receivable and changes in customer or borrower financial conditions. Accounts receivable balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for credit losses are recorded as general and administrative expenses in the consolidated statements of operations. For the year ended December 31, 2025, the Company recorded approximately $382 thousand in allowance for doubtful accounts. There was no comparable allowance in the prior year.

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

For the year ended December 31, 2025, a related party customer and a third-party customer accounted for approximately 45% and 12% of the Company’s revenue, respectively. For the year ended December 31, 2025, a related party accounted for 75% of the Company’s total accounts receivable.

For the year ended December 31, 2024, one customer accounted for 100% of revenue and accounts receivable.

Inventories

The Company values all its inventories, which consist primarily of finished goods and raw materials, at the lower of cost or net realizable value, with cost principally determined by the weighted-average cost method on a first-in, first-out basis. Write-offs of potentially slow-moving, damaged, or expiring inventory are recorded through specific identification of expired or damaged material. The Company takes a physical inventory count at least annually at all significant inventory locations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are recognized using the straight-line method over the estimated useful life of each asset. The estimated useful lives of the Company’s property and equipment are periodically assessed to determine if changes are appropriate. The Company charges maintenance and repairs to expense as incurred. When the Company retires or disposes of assets, the carrying cost of these assets and related accumulated depreciation or amortization are eliminated from the consolidated balance sheets and any resulting gain or loss is included in the consolidated statements of operations in the period of retirement or disposal.

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

During the years ended December 31, 2025 and 2024, the Company performed a qualitative analysis for its goodwill impairment test. The Company applies the guidance in ASU 2011-08 Intangibles-Goodwill and Other-Testing Goodwill for Impairment, which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step Zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. A goodwill impairment charge is recorded if the amount by which our carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in our market value as a result of a significant sustained decline in our stock price. As a result of the Company’s Step Zero analysis, no further quantitative impairment test was deemed necessary.

Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Examples include a significant adverse change in the extent or manner in which we use the asset, or an unexpected change in financial performance. When evaluating long-lived assets for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset. The impairment is the excess of the carrying value over the fair value of the asset. We recorded impairment charges related to intangible assets and other assets (Prepaid License Rights) of $7.9 million and $0.6 million, respectively, for the year ended December 31, 2025 due to changes in legislation around hemp-derived products in November 2025, which is expected to become effective in November 2026. There was no comparable impairment in the prior year.

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

Certain of the Company’s leases include options to extend or terminate the lease. The amounts determined for the Company’s right-of-use assets and lease liabilities generally do not assume that renewal options or early-termination provisions, if any, are exercised unless it is reasonably certain that the Company will exercise such options. The Company did not have any leases as part of continuing operations as of years ended December 31, 2025 and 2024.

Contract Liabilities

Contract Liabilities includes amounts collected, billed in excess of revenue or customer deposits that the Company can recognize. The Company recognizes contract liabilities and non-current contract liabilities as revenue as the related performance obligation is satisfied. The Company records contract liabilities that will be recognized during the succeeding twelve-month period as a current liability on the consolidated balance sheets. The Company did not have any contract liabilities in continuing operations as of years ended December 31, 2025 and December 31, 2024.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, contingent considerations, long-term debt, related party debt, and warrant liabilities. Refer to Note 12 - Fair Value Measures, included elsewhere in the notes to the consolidated financial statements for details of the Company’s financial instruments.

Stock-Based Compensation

The Company measures restricted stock units and stock options awards granted to employees, directors and consultants based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are recognized as incurred. Historically, the Company has issued stock options to employees, directors and consultants with only service-based vesting conditions and records the expense for these awards using the straight-line method.

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

Business Combinations and Asset Acquisitions

The Company follows the guidance in ASC 805, Business Combinations, for determining the appropriate accounting treatment for asset acquisitions. ASU 2017-01, Clarifying the Definition of a Business, provides an initial fair value screen to determine if substantially all of the fair value of the assets acquired is concentrated in a single asset or group of similar assets. If the initial screening test is not met, the set is considered a business based on whether there are inputs and substantive processes in place. Based on the results of this analysis and conclusion on an acquisition’s classification of a business combination or an asset acquisition, the accounting treatment is derived.

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

Prepaid License Rights

If a sale arrangement includes terms—such as repurchase features or other provisions—that prevent the buyer from obtaining control of the business or assets, the Company concludes that control has not transferred. In those circumstances, the arrangement is accounted for based on its substance under other applicable U.S. GAAP. In connection with such arrangements, amounts paid for licensing rights are deferred and recorded as prepaid licensing rights on the Company’s consolidated balance sheets. These amounts are recognized in expense over the period in which the related rights are utilized or otherwise as the underlying economic benefit is consumed.

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

The provision for income taxes represents Federal, state and local income taxes. The effective rate differs from statutory rates due to the Company’s loss position and the valuation allowance offsetting deferred tax assets. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition or re-measurement of a tax position taken in a prior annual period is recognized separately in the quarter of the change.

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

Net Loss Per Share

The Company presents basic and diluted net loss per share in conformity with the one-class method. The Company computes basic loss per share by dividing net loss by the weighted-average number of Common Stock outstanding. Diluted loss per share adjusts basic loss per share for the potentially dilutive impact of convertible notes, stock options, restricted stock units and warrants. As the Company has reported losses for the years ended December 31, 2025 and 2024, all potentially dilutive securities including convertible notes, stock options, restricted stock units and warrants, are anti-dilutive, and accordingly, basic net loss per share equals diluted net loss per share for those periods.

Net loss per share calculations for the year ended December 31, 2024 have been adjusted to reflect the reverse stock splits effected on October 8, 2024.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, to provide enhanced segment disclosures. The standard requires disclosures about significant segment expense categories and amounts for each reportable segment, for all periods presented. Additionally, the standard requires public entities to disclose the title and position of the Chief Operating Decision Maker (“CODM”) in the consolidated financial statements. These enhanced disclosures are required for all entities on an interim and annual basis, effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard applies to all entities subject to income taxes and is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company adopted this new standard on January 1, 2025 and the effect of this guidance is reflected in the consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (“ASU 2025-05”), to introduce a practical expedient for all entities, which simplifies the calculation required for estimating credit losses and assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods; however, early adoption is permitted. ASU 2025-25 allows for adoption using a prospective method. The Company early adopted this standard as of December 31, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements, to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in ASU 2025-11 result in a comprehensive list of interim disclosures that are required by GAAP. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The amendments in ASU 2025-11 can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the disclosure impact that ASU 2025-11 may have on its financial statement presentation and disclosures.

In December 2025, FASB issued ASU 2025-12 Codification Improvements (“ASU 2025-12”), which includes various amendments to the FASB Accounting Standards Codification intended to clarify, correct, and improve existing guidance. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2025-12 may have on its financial statement presentation and disclosures.

Other recent accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Liquidity and Capital Resources

The Company is required to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt exists when conditions and events, considered in aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the date that the consolidated financial statements are issued.

We have a history of recurring net losses and negative cash flow in operating activities. However, we believe our positive working capital as of December 31, 2025 inclusive of $32.2 million of cash and cash equivalents, anticipated contractual Licensing Revenue and ability to address our Convertible Notes will be sufficient to meet our cash requirements through at least the 12-month period following the date that these consolidated financial statements were issued.

Contractual debt maturities of $80 million exist through February 2027, with $72 million of the Convertible Notes held by Green Thumb, a related party. The election of these notes to be payable in cash upon maturity could raise substantial doubt about the Company’s ability to continue as a going concern. However, while these contractual maturities require management attention, management believes it is probable that the obligations will be addressed through extension or conversion consistent with historical practice. As such, our financial statements have been prepared on a going concern basis.

Note 3 — Acquisitions

Prepaid License Rights

VCP Transaction

On August 27, 2025, the Company entered into a purchase agreement with VCP23, an indirect wholly-owned subsidiary of Green Thumb, a related party, pursuant to which the Company acquired all of the equity interests in VCP. The assets of VCP consist primarily of intellectual property rights RYTHM, Beboe, Dogwalkers, Doctor Solomon’s, &Shine, and Good Green brands. The consideration exchanged for the equity interest was cash consideration of $50.0 million.

An affiliate of Green Thumb holds a call option to repurchase some or all of the VCP intellectual property rights for up to five years from the transaction date upon the occurrence of certain specified eligibility conditions, which are outside of the control of both parties but with likelihood of eligibility greater than remote. Due to changes in legislation around hemp-derived products enacted in November 2025, which are currently expected to become effective in November 2026, one of the eligibility conditions that would permit the repurchase right to become exercisable is likely to be satisfied within the next twelve months. However, satisfaction of such conditions does not obligate Green Thumb or its affiliates to exercise the repurchase option, which remains within their discretion.

Because this call option represents a substantive repurchase right, the arrangement includes terms that preclude the transfer of control and therefore does not meet the criteria for a completed sale. As such, the transaction is not accounted for as an asset acquisition under ASC 805, as previously reported. Instead, the Company accounts for the arrangement under other applicable U.S. GAAP, including ASC 340. The Company determined that the consideration transferred represents a prepaid executory contract for access to and use of intellectual property, which is recorded as Prepaid License Rights (defined below) and recognized in expense as the related benefits are consumed. The Prepaid License Rights represent the right to use intellectual property in circumstances where control of the underlying intellectual property rights did not transfer. The resulting revision in accounting conclusion was not considered material to the current period or any prior period, including the Company’s quarterly unaudited interim condensed consolidated financial statements.

The Company evaluated the nature of the transaction whereby in exchange for the $50.0 million consideration the Company received access to and use of intellectual property (“Prepaid License Rights”). The Prepaid License Rights relate to the RYTHM, Beboe, Dogwalkers, Doctor Solomon’s, &Shine, and Good Green brands and are measured based on the cost of consideration exchanged and amortized on a straight-line basis over the expected useful life of the asset, estimated based on the expected economic benefits of the asset. The useful lives of the Prepaid License Rights range from 2.4 to 4.4 years with a weighted average useful life of 3.9 years.

MC Brands Transaction

On May 20, 2025, the Company entered into a purchase agreement with VCP, an indirect wholly-owned subsidiary of Green Thumb, a related party, pursuant to which the Company acquired all of the equity interests in MC Brands LLC. The assets of MC Brands consist primarily of intellectual property rights to the incredibles brand. The consideration exchanged for the equity interest was cash consideration of $5.1 million.

An affiliate of Green Thumb holds a call option to repurchase some or all of the MC Brands intellectual property rights for up to five years from the transaction date upon the occurrence of certain specified eligibility conditions, which are outside of the control of both parties but with likelihood of eligibility greater than remote. Due to changes in legislation around hemp-derived products enacted in November 2025, which are currently expected to become effective in November 2026, one of the eligibility conditions that would permit the repurchase right to become exercisable is likely to be satisfied within the next twelve months. However, satisfaction of such conditions does not obligate Green Thumb or its affiliates to exercise the repurchase option, which remains within their discretion.

Because this call option represents a substantive repurchase right, the arrangement includes terms that preclude the transfer of control and therefore does not meet the criteria for a completed sale. As such, the transaction is not accounted for as an asset acquisition under ASC 805, as previously reported. Instead, the Company accounts for the arrangement under other applicable U.S. GAAP, including ASC 340. The Company determined that the consideration transferred represents a prepaid executory contract for access to and use of intellectual property, which is recorded as Prepaid License Rights and recognized in expense as the related benefits are consumed. The Prepaid License Rights represent the right to use intellectual property in circumstances where control of the underlying intellectual property rights did not transfer. The resulting revision in accounting conclusion was not considered material to the current period or any prior period, including the Company’s quarterly unaudited interim condensed consolidated financial statements.

The Company evaluated the nature of the transaction whereby in exchange for the $5.1 million consideration the Company received access to and use of Prepaid License Rights and other assets related to hemp-derived THC, amounting to $4.5 million and $0.6 million respectively. The Prepaid License Rights and hemp-derived THC assets are measured based on the cost of consideration exchanged and amortized on a straight-line basis over the expected useful life of the asset, estimated based on the expected economic benefits of the asset. The estimated useful lives of the assets range from five years to seven years with a weighted average useful life of 5.11 years. During the year ended December 31, 2025, the Company recognized impairment of the hemp-derived THC assets due to the November 2025 change in legislation around hemp-derived THC products. Refer to Note 8 included elsewhere in the notes to the consolidated financial statements. The remaining $4.5 million of Prepaid License Rights relates to the incredibles brand with a useful life of five years.

Business Combinations

Acquisition of Assets of Señorita

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

During the year ended December 31, 2025, the Company recognized impairments of tradenames and customer relationships due to the November 2025 change in legislation around hemp-derived THC products. Refer to Note 7 included elsewhere in the notes to the consolidated financial statements.

Note 4 — Inventory, Net

Inventories are stated at the lower of cost or net realizable value, with cost principally determined by the weighted-average cost method on a first-in, first-out basis. Such costs include the acquisition cost for raw materials and operating supplies.

Inventory consisted of the following as of December 31, 2025 and December 31, 2024:

	Year Ended December 31,
(In thousands)	2025	2024
Finished goods	$3,108	$500
Raw materials	947	—
Packaging materials	542	—
Inventory, gross	4,597	500
Inventory reserves	(552)	—
Total inventory, net	$4,045	$500

Note 5 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2025 and December 31, 2024:

	Year Ended December 31,
(In thousands)	2025	2024
Prepaid marketing	$1,259	$—
Prepaid insurance	122	86
Other receivables	—	170
Prepaid expenses, other	589	142
Total prepaid expenses and other current assets	$1,970	$398

Note 6 — Goodwill

As of December 31, 2025 and 2024, the Company’s goodwill is as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Goodwill - beginning of period	$9,713	$—
Goodwill acquired during period (Note 3)	—	9,713
Goodwill - end of period	$9,713	$9,713

Note 7 — Intangible Assets

As of December 31, 2025, intangible assets were comprised of the following:

December 31, 2025
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(In thousands)	in Years	Amount	Amortization	Amount
Tradenames	-	-	-	-
Customer Relationships	-	-	-	-

As of December 31, 2025, the Company recognized impairments of $2.5 million of customer relationships and $5.4 million of tradenames relating to the Señorita acquisition. The impairment was due to the November 2025 change in legislation around hemp-derived THC products. During the year ended December 31, 2025, the Company amortized $1.0 million of intangible assets which is included in Selling, general and administrative.

As of December 31, 2024, intangible assets were comprised of the following:

	December 31, 2024
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(In thousands)	in Years	Amount	Amortization	Amount
Tradenames	7	6,100	—	6,100
Customer relationships	10	2,800	—	2,800
		$8,900	$—	$8,900

Note 8 — Prepaid License Rights

As of December 31, 2025, prepaid license rights were comprised of the following:

December 31, 2025
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(In thousands)	in Years	Amount	Amortization	Amount
Prepaid License Rights, related party	2 - 5	$54,500	$(5,100)	$49,400

As of December 31, 2025, the Company recognized impairment of $0.6 million of other hemp-derived THC assets associated with the MC Brands acquisition. The impairment was due to the November 2025 change in legislation around hemp-derived THC products. There were no prepaid license rights as of December 31, 2024. During the year ended December 31, 2025, the Company amortized $5.1 million of prepaid license rights which is included in Selling, general and administrative.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years ending December 31 (In thousands)	Future Amortization Expense
2026	$13,961
2027	13,964
2028	12,346
2029	8,784
2030	346
Total	$49,400

Note 9 — Accrued Expenses

Accrued expenses and other current liabilities consisted of the following as of December 31, 2025 and December 31, 2024:

	Year Ended December 31,
(In thousands)	2025	2024
Related party accrued consulting fees	$3,097	$332
Third-party accrued consulting fees	21	51
Related party accrued interest expense	1,563	—
Third-party accrued interest expense	173	6
Third-party accrued marketing fee	933	—
Related party accrued marketing fee	88	155
Litigation reserve	570	1,628
Compensation related fees	522	1,112
Accrued fulfillment and manufacturing related costs	342	—
Other current liabilities	360	4
Accrued professional fees	248	802
Total accrued expenses and other current liabilities	$7,917	$4,090

Note 10 — Debt

The Company’s debt consisted of:

	December 31,
(In thousands)	2025	2024
Related party debt:
Convertible Notes	$72,000	$10,000
Total related party debt	72,000	10,000
Less: current portion	(27,000)	(10,000)
Related party debt, net of current	$45,000	$—

Short-term debt:
PPP Loan	620	518
Other Notes Payable - Current	1	4
Total short-term debt	$621	$522

Long-term debt:
Convertible Note	$8,000	$—
Other notes payable	—	1
Total long-term debt	8,000	1
Less: current portion	(3,000)	—
Long-term debt, net of current	$5,000	$1

Convertible Notes

On November 5, 2024, the Company issued a secured convertible note (the “November 2024 Note”) to RSLGH, LLC (“RSLGH”), a subsidiary of Green Thumb, a related party. The November 2024 Note is a secured obligation of the Company and ranks senior to all indebtedness of the Company except for the May 2025 Notes and the August 2025 Notes (both as defined below), which rank on parity with the November 2024 Note. The November 2024 Note will matured on November 5, 2025 and accrued interest at a 10.0% annualized rate. The principal amount of the November 2024 Note was paid on the maturity date. The November 2024 Note provided for advances of up to $20 million in the aggregate, of which $10 million was advanced upon issuance. The November 2024 Note was amended on May 8, 2025 to issue pre-funded warrants in lieu of cash interest, with 18,614 pre-funded warrants issued on May 8, 2025 and an additional 11,373 pre-funded warrants issued on September 1, 2025, which were issued in lieu of the cash interest that would otherwise be payable under the November 2024 Note. The number of pre-funded warrants is equal to the cash interest amount otherwise payable on the November 2024 Note divided by the closing share price on May 8, 2025, the effective date of the amendment. No changes were made to the conversion price of the principal amount of the November 2024 Note. On May 22, 2025, the Company and RSLGH entered into a second amendment to the November 2024 Note, which amended the terms to, among other things, permit RSLGH to elect, subject to any required approvals under Nasdaq listing rules, to receive pre-funded warrants in lieu of shares of Common Stock upon conversion of the November 2024 Note at a conversion price equal to the existing conversion price of $3.158 less the $0.001 exercise price of each pre-funded warrant. On November 3, 2025, the holder of the November 2024 Note elected to convert the outstanding principal and interest, into pre-funded warrants. The outstanding principal and accrued interest amounts of $10 million and $175 thousand respectively, resulted in the issuance of 3,167,564 and 55,433 pre-funded warrants, respectively.

On May 22, 2025, the Company issued secured convertible notes with an aggregate original principal amount of $30.0 million (collectively the “May 2025 Notes”) to RSLGH and to certain other third-party accredited investors. The May 2025 Notes are secured obligations of the Company and rank senior to all indebtedness of the Company except for the August 2025 Notes, which ranks on parity with the May 2025 Notes. The May 2025 Notes will mature on November 22, 2026 and accrue interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March while the May 2025 Notes are outstanding, in pre-funded warrants, beginning September 1, 2025. The principal amount of the May 2025 Notes will be payable on the maturity date. The May 2025 Notes may be converted into Common Stock or, at the election of the holder, into pre-funded warrants, with a beneficial ownership limitation for RSLGH of 49.99% and a beneficial ownership limitation for other holders of 4.99%, in each case subject to applicable Nasdaq listing rules. If a holder elects to convert the May 2025 Notes into Common Stock, the conversion price per share will be $23.53, equal to the most recent closing price of the Common Stock on the Nasdaq Capital Market at the time the May 2025 Notes were issued, subject to customary adjustments for certain corporate events. If a holder elects to convert the May 2025 Notes into pre-funded warrants, and for interest payments payable in the form of pre-funded warrants, the conversion price per pre-funded warrant will be equal to the $23.53 conversion price less than $0.001 exercise price of the warrant. The conversion of the May 2025 Notes into Common Stock and/or pre-funded warrants is subject to certain customary conditions and, to the extent necessary, the receipt of stockholder approval under Nasdaq listing rules.

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

The May 2025 Notes and August 2025 Notes (together referred to as “the Notes”) impose certain customary affirmative and negative covenants upon the Company, including covenants relating to ranking and reservation of shares. If an event of default under one or more of the Notes occurs and is not waived, the holder can elect to accelerate all or a portion of the then-outstanding principal amount of the applicable Note, plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 14% from the date of a default or event of default. The Company was in compliance with these covenants as of December 31, 2025.

The Company determined the Notes do not contain features that qualify as embedded derivatives in accordance with ASC 815. Borrowings under the Notes as of December 31, 2025 totaled $72.0 million, $27.0 million of which are recorded on the Company’s consolidated balance sheets in related party debt, current, $45.0 million of which are recorded in related party debt, net of current, and the remaining are reported in long-term debt, net of current.

Related party interest expense incurred on the Notes amounted to $4.1 million and $156 thousand for the year ended December 31, 2025 and 2024, respectively.

Interest expense incurred on the Notes related to unaffiliated third parties amounted to approximately $362 thousand and $256 thousand for the year ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, future minimum principal payments on all debt positions, excluding accrued interest amounts, were as follows:

Years ending December 31 (In thousands)
2026	$30,621
2027	50,000
Total future payments	$80,621

Note 11 — Leases

The determination as to whether any arrangement contained a lease at its inception was performed based on whether or not the Company has the right to control the asset during the contract period. The lease term was determined by assuming the exercise of options that were reasonably certain to occur. Leases with an original lease term of 12 months or less at inception are not reflected in the Company’s consolidated balance sheets and those lease costs are expensed on a straight-line basis over the respective term. Leases with a term greater than 12 months are reflected as non-current right-of-use assets and current and non-current lease liabilities in the Company’s consolidated balance sheets.

As of December 31, 2025 and 2024, the Company had no active finance leases.

Also during the year ended December 31, 2025, in connection with the discontinuation of Extraction Business, the Company subleased the assets under one of its leases, with the sublease commencement date on April 1, 2025, for $9 thousand per month. The Company recognized a sublease income of $27 thousand, within loss from discontinued operations in the consolidated statements of operations. The Company recognized an impairment of right-of-use assets of $24 thousand, within loss from discontinued operations in the consolidated statements of operations.

During year ended December 31, 2025, in connection with the discontinuation of Extraction Business, the Company terminated a lease early and recognized a loss on lease termination of $161 thousand, within gain on disposal of Extraction Business in the consolidated statements of operations.

As of December 31, 2025 and December 31, 2024, the Company did not have any operating leases related to continuing operations. As such, no operating lease cost, weighted average remaining lease term, or weighted average discount rate, and cash paid for operating leases are presented for continuing operations for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there was no future lease payments related to continuing operations.

Note 12 — Fair Value Measures

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

The Company has certain financial instruments which consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, contingent consideration, operating lease liabilities, long-term debt, related party debt, and warrant liabilities. Fair value information for each of these instruments as well as other balances of the Company are as follows:

●	Cash and cash equivalents, accounts payable, and accrued expenses approximate their fair value based on the short-term nature of these instruments.

●	Accounts receivable are presented net of an allowance for estimated credit losses, which approximates fair value.

●	The carrying value of lease liabilities approximates fair value due to the implicit discount rates used in the determination of the lease liabilities being consistent with the Company’s incremental borrowing rates at the time of lease inception and accounting for the duration of the leases.

●	Long-term debt and related party debt, including the debt that has undergone troubled debt restructuring, is carried at amortized cost, dictated by the prevailing market interest rates at the time of each transaction in accordance with ASC Topic 470, Debt (“ASC 470”).

●	The Company’s warrant liabilities are marked-to-market for each reporting period with the changes in fair value of warrant liabilities recorded in other income (expense), net in the accompanying consolidated statements of operations until the warrants are exercised. The fair value of the warrant liabilities are estimated using a Black-Scholes option-pricing model.

●	As detailed in Note 14 - Stockholders’ Equity, during the year ended December 31, 2024, the Company amended Pre-Funded Warrants that had been issued to a related party such that they again became liability classified. These warrants were marked to fair value upon the execution of this amendment in August 2024. Through an additional amendment executed as of December 31, 2024, the warrants again met the requirements for equity classification and were marked to fair value at the moment of the amendment and then reclassified from liability to equity. The warrants will not be marked to fair value on a recurring basis and there were no additional amendments during the year ended December 31, 2025.

As of December 31, 2025 and December 31, 2024, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2025				December 31, 2024
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Warrant liabilities	$—	$—	$697	$697	$—	$—	$996	$996
Total liabilities	$—	$—	$697	$697	$—	$—	$996	$996

Note 13 — Warrant Liabilities

The estimated fair value of the warrant liabilities as of December 31, 2025 and 2024 is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values that represent the Company’s best estimate. The volatility rate is determined utilizing the Company’s own share price and the share price of competitors over time.

However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The following table summarizes the Company’s assumptions used in the valuations as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Stock price	$21.34	$28.99
Exercise price	$0.14 - $22,440	$0.14 - $22,440
Expected term (in Years)	1.08 - 2.14	2.08 - 3.14
Volatility	163.0%	171.0%
Discount rate - treasury yield	3.47 -3.48%	4.27%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the years ended December 31, 2025 and 2024:

(In thousands, except number of outstanding warrant liabilities)	December 31, 2025	December 31, 2024
Warrant liabilities - beginning of period	$996	$1,290
Initial fair value of warrant liabilities	—	5,601
Exercise of warrants	—	(3,026)
Reclassification of warrant liabilities to equity	—	(20,771)
Change in estimated fair value	(299)	17,902
Warrant liabilities end of period	$697	$996

As of December 31, 2025 and December 31, 2024, the number of outstanding warrants subject to liability classification was 40,017, of which 15,394 are held by RSLGH, a related party.

Note 14 — Stockholders’ Equity

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

The Company issued 4,482 warrants to purchase Common Stock to Alexander Capital (the “Placement Agents Warrants”). The Placement Agents Warrants were classified as equity warrants and recorded under additional paid-in capital in the consolidated balance sheets. The Placement Agents Warrants had a five-year term and exercise price of 100% of the offering price, and were subject to adjustment for stock splits, reverse stock splits, stock dividends, and similar transactions. The Placement Agents Warrants were exercisable on a cash basis, unless there was not an effective registration statement covering the issuance of the shares issuable upon exercise of the Placement Agents Warrants or if shareholder approval for the full exercise of the Placement Agents Warrants was not received, in which case the Placement Agents Warrants would also be exercisable on a cashless exercise basis at Alexander Capital’s election. The Placement Agent Warrants were exercised in full during November 2024.

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

During the year ended December 31, 2025, 120,723 warrants were issued in lieu of cash interest payments of $1.8 million.

Note 15 — Stock-Based Compensation

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards and cash-based awards. The aggregate number of shares of Common Stock that may be reserved and available for grant and issuance under the 2022 Plan is 1,765 shares and 16,667 additional shares issued upon approval by the Board of Directors on January 8, 2024. On August 12, 2024, the Company’s stockholders approved an amendment to the 2022 Plan to increase the number of shares issuable thereunder by 166,667. Shares will be deemed to have been issued under the 2022 Plan solely to the extent actually issued and delivered pursuant to an award. The 2022 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it was adopted by the Board of Directors. On June 11, 2025, the Company’s stockholders approved an amendment to the 2022 Plan to increase the number of shares issuable thereunder by 250,000 shares. As of September 30, 2025, there were 135,065 shares of Common Stock available to be granted under the Company’s 2022 Plan.

The Company’s stock compensation expense from continuing operations was $2.2 million and $892 thousand for the years ended December 31, 2025 and 2024, respectively.

The Company’s stock compensation expense from discontinued operations was a forfeiture of $20 thousand and $273 thousand for the years ended December 31, 2025 and 2024, respectively.

Stock Options

As of December 31, 2025, there was no unrecognized compensation expense related to unvested options.

Stock options granted under the Company’s 2022 Plan are generally non-qualified and are granted with an exercise price equal to the market price of the Company’s Common Stock on the date of grant. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying Common Stock, expected option life, and expected volatility in the market value of the underlying Common Stock. No stock options were granted during the years ended December 31, 2025 and 2024.

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

The following table presents option activity under the Company’s stock option plans for the years ended December 31, 2025 and 2024:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options vested and exercisable as of December 31, 2024	210	18,726
Options vested and expected to vest as of December 31, 2024	216	18,611

Options outstanding at December 31, 2024	216	18,611	$—
Granted	—	—
Exercised	—	—
Forfeited
Expired	(141)	11,171
Options outstanding at December 31, 2025	75	26,991	$—

Options vested and exercisable as of December 31, 2025	75	26,991
Options vested and expected to vest as of December 31, 2025	75	26,991

The following table summarizes information about options vested and exercisable as of December 31, 2025:

Options Vested and Exercisable
Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
38	5.13	$40,234
34	4.84	$14,208
3	4.57	$4,104

Restricted Stock Units

Under the 2022 Plan, the Company may grant restricted stock units to employees, directors officers, and other service providers. The restricted stock units granted generally vest equally over periods ranging from one to three years. The fair value of restricted stock units is determined based on the closing market price of the Company’s Common Stock on the date of grant. Compensation expense related to the restricted stock units is recognized using a straight-line attribution method over the vesting period.

The following table presents restricted stock unit activity under the 2022 Plan for the year ended December 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2024	143	$3,461.25
Granted	238,874	9.60
Vested	(85,921)	9.15
Forfeited	(50,229)	7.05
Unvested at December 31, 2024	102,867	$17.42
Granted	129,250	37.80
Vested	(91,258)	19.66
Forfeited	(14,109)	4.57
Unvested at December 31, 2025	126,750	$38.08

As of December 31, 2025, total unrecognized compensation expense related to unvested restricted stock units was $4.1 million, which is expected to be recognized over a weighted average period of 1.5 years.

Note 16 — Stock Warrants

The following tables present all warrant activity of the Company for the year ended December 31, 2025 and December 31, 2024:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding at December 31, 2024	7,576,573	$7.30
Issued	3,429,630	0.00
Exercised	(114,091)	0.00
Canceled	—	—
Warrants outstanding at December 31, 2025	10,892,112	$5.08

Note 17 — Discontinued Operations

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

The disposition resulted in a loss on sale of $11.9 million along with a loss from discontinued operations of $1.5 million for a total loss of $13.4 million, which was recorded in net loss from discontinued operations in the consolidated statement of operations for the period ended December 31, 2024. The operating results of the Cultivation Business were reported as a net loss from discontinued operations in the consolidated statements of operations through December 31, 2025, the date of disposition, and were considered material. The net loss from discontinued operations for the period ended December 31, 2024 represents the Cultivation Business’ operating results from the prior year. The assets and liabilities related to the Cultivation Business have been separately classified in the accompanying consolidated balance sheet as of December 31, 2024.

Extraction Business Discontinued Operations

On March 30, 2025, the Company approved the discontinuation and wind down of its legacy Extraction Business. As a result, all operations associated with the Extraction Business have ceased as of March 31, 2025, and the Company has initiated the sale or disposal of all remaining assets related to the Extraction Business. In addition, all outstanding contracts associated with the Extraction Business have been terminated in accordance with their respective terms. In connection with the discontinuation of the Extraction Business, the Company reduced its workforce by nine employees on April 1, 2025. The discontinuation of the legacy Extraction Business represents efforts to strategically shift the Company’s direction to support the continued expansion of its hemp-derived products business operations. As a result, the Extraction Business has been presented as discontinued operations in the consolidated financial statements for all periods presented.

As a result of the decision to wind down the Extraction Business, a gain of approximately $3.5 million, was recorded in income from discontinued operations in the consolidated statement of operations for the year ended December 31, 2025. The operating results of the Extraction Business were reported as a net loss from discontinued operations in the consolidated statements of operations for the year ended December 31, 2025, and were considered material. The assets and liabilities related to the Extraction Business have been separately classified in the accompanying consolidated balance sheets as of December 31, 2025 and December 31, 2024.

The assets and liabilities associated with discontinued operations consisted of the following as of December 31, 2025 and 2024, respectively:

Carrying amounts of assets and liabilities included as part of discontinued operations:

(In thousands)	December 31, 2025	December 31, 2024

Assets
Current assets:
Accounts receivable, net	$—	$318
Inventory, net	—	1,079
Prepaid expenses and other current assets	—	1,199
Current assets of discontinued operations	—	2,596
Loan receivable, net		—
Property and equipment, net	—	186
Operating lease right-of-use assets	14	504
Other non-current assets	—	25
Non-current assets of discontinued operations	14	715
Total assets of discontinued operations	$14	$3,311

Current liabilities:
Accounts payable	$563	$1,249
Accrued expenses and other current liabilities	1,481	5,207
Operating lease liabilities, current	38	261
Related party debt, current	—	—
Customer deposits		2,525
Current liabilities of discontinued operations	2,082	9,242
Operating lease liabilities, net of current	—	257
Long-term debt, net of current	—	—
Non-current liabilities of discontinued operations	—	257
Total liabilities	$2,082	$9,499

The following table summarizes the Company’s loss from discontinued operations for the years ended December 31, 2025 and 2024, respectively:

	For the year ended December 31,
(In thousands)	2025	2024

Revenue	$1,188	$10,212
Cost of goods sold	1,835	13,487
Gross loss	(647)	(3,275)

Selling, general and administrative	1,407	8,748
Research and development	—	743
Gain on settlement of contingent liabilities	—	(5,935)
Gain on disposal on property and equipment	—	(38)
Total operating expenses	1,407	3,518

Operating loss from discontinued operations	(2,054)	(6,793)

Other Income (Expense)
Interest expense, net	—	—
Loss on disposal of Cultivation business	—	(11,893)
Other income, net	—	169
Total other expense	—	(11,724)

Net loss from discontinued operations	(2,054)	(18,517)
Income tax effect on discontinued operations	—	—
Loss from discontinued operations, net of income taxes	(2,054)	(18,517)

The consolidated statements of cash flows includes continuing operations and Discontinued Operations. The following table summarizes the depreciation of long-lived assets, amortization of long-lived assets, provisions for credit losses and adjustments to net realizable value of inventories, and capital expenditures and disposals of discontinued operations for the years ended December 31:

	2025	2024
Depreciation and amortization	$—	$1,421
Proceeds from disposal of property and equipment	—	20
Purchases of property and equipment	—	(4)
Recovery of credit losses	—	(336)
Recovery of slow-moving inventory	—	(747)

Note 18 — Revenue

The Company generates revenue from continuing operations from Non-licensing Revenue and Licensing Revenue.

For the year ended December 31, 2025, the Company generated revenue from continuing operations from non-hemp-derived product sales and sales-based Licensing Revenue. Non-licensing Revenue from hemp-derived product sales is recognized at a point-in-time when control transfers to the customer. Licensing Revenue is recognized over time as the underlying sales occur in accordance with the terms of the related party license agreements.

The following table provides the Company’s revenue from continuing operations disaggregated by revenue type:

	As of December 31,
(In thousands)	2025	2024
Non-licensing Revenue	$9,504	$18
Licensing Revenue	7,779	—
Total revenue	$17,283	$18

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

Note 19 — Income Taxes

For financial reporting purposes, the net pre-tax book income and/or loss for the U.S. and foreign entities, in the aggregate, was:

(In thousands)	December 31, 2025	December 31, 2024
United States	(33,257)	(41,746)
Foreign	—	—
Total	(33,257)	(41,746)

Income tax expense consisted of the following for the years ended December 31, 2025 and December 31, 2024:

(In thousands)	December 31, 2025	December 31, 2024
Current:
Federal	$—	$—
State	—	(2)
Foreign	—	—
Subtotal	—	(2)

Deferred:
Federal	$—	—
State	—	—
Foreign	—	—
Subtotal	—	—

Total	$—	$(2)

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate for the years ended December 31, 2025 and December 31, 2024 is as follows:

	December 31, 2025		December 31, 2024
(In thousands)	$	%	$	%
Current tax at U.S. statutory rate	(6,986)	21.01%	(8,767)	21.00%
Non-deductible loss on fair value of warrants	—	0.00%	3,759	-9.00%
Other nondeductible/nontaxable items	(54)	0.16%	(423)	1.01%
Illinois taxes	(997)	3.00%	—	0.00%
Other state taxes	(749)	2.25%	(872)	2.09%
Rate change	(597)	1.80%	(717)	1.72%
True-up and other (federal)	39,104	-117.58%	1,383	-3.31%
True-up and other (state)	5,666	-17.04%	—	0.00%
Valuation allowance (federal)	(31,209)	93.84%	2,067
Valuation allowance (state)	(4,178)	12.56%	3,568
Income tax (expense) benefit	$—		$(2)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

The following items comprise the Company’s net deferred tax assets and liabilities as of December 31, 2025 and December 31, 2024:

(In thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforward	$12,659	$48,662
Accruals, reserves, and other	2,725	4,422
Stock-based compensation	1,265	442
Lease liability	10	126
Fixed assets	—	116
Intangible assets	5,589	3,475
Capitalized sec. 174 R&E	1,221	1,731
Credits	1,100	1,221
Uncertain tax positions	(1,100)	(1,221)
Total Deferred Tax Asset	23,469	58,974

Valuation allowance	(23,465)	(58,852)
Deferred income tax assets, net of Valuation Allowance	4	122

Deferred tax liabilities:
Right-of-Use Asset	(4)	(122)
Amortization
Total Deferred Tax Liability	(4)	(122)

Net Deferred Tax Asset/(Liability)	$—	$—

The Company continually evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative pre-tax income or loss in recent history, expectation of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors. Therefore, a full valuation allowance has been applied to deferred tax assets.

The utilization of the Company’s net operating losses may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC” or the “Code”) and other similar limitations in various state jurisdictions. Such limitations may result in a reduction of the amount of net operating loss carryforwards in future years and possibly the expiration of certain net operating loss carryforwards before their utilization. During the quarter ended June 30, 2025, the Company completed an analysis of Ownership Changes, which had not previously been performed. The analysis identified multiple historical ownership changes that significantly limit the utilization of federal NOLs through the date of the most recent change on November 5, 2024, subjecting them to a minimal annual limitation.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing significant and wide-ranging changes to the U.S. federal tax system. These changes are impactful to many areas of the tax law including but not limited to timing of the deductibility of interest expense, recovery of capital expenditures, ability to expense research and experimental expenditures, limitations on deductions for charitable contributions and a host of changes to the U.S. taxation of companies with international operations. The Company has evaluated the impacts and determined that there is no material impact on its consolidated financial statements due to its cumulative loss position and the existence of a full valuation allowance.

As of the year ended December 31, 2025, the Company has federal, and state net operating loss carryforwards of approximately $45.5 million, and $47.9 million respectively. Federal net operating loss carryforwards in the amount of $48.5 million have an indefinite life. Federal NOL carryforwards generated after tax year 2021 are subject to an 80% limitation on taxable income, do not expire and will carryforward indefinitely. State net operating loss carryforwards in the amount of $44.8 million begin expiring in 2039 and approximately $3.1 million have an indefinite life.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2022 to the present in the U.S. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.

The Company is also subject to certain non-income taxes such as value added taxes, sales taxes, and property taxes. The Company has taken certain positions that management feels, although not free from doubt, should not result in a successful challenge by certain tax authorities.

As required by the uncertain tax position guidance in ASC 740, Income Tax the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance in ASC 740, Accounting for Income to all tax positions for which the statute of limitations remained open. Any estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions. Any interest and penalties related to uncertain tax positions would be included as part of the income tax provision.

Our unrecognized tax benefits at December 31, 2025 relate entirely to research and development tax credits. The total amount of unrecognized tax benefits at December 31, 2025 is $1,100. If recognized, none of the unrecognized tax benefits would impact our effective tax rate. The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Year ended December 31, 2025
Unrecognized benefit – beginning of period	$1,191
Prior period tax position increases (decreases)	$-
Current period tax position increases (decreases)	$(91)
Unrecognized benefit – end of period	$1,100

Our policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively. We incurred no interest or penalties related to unrecognized tax benefits for the years ended December 31, 2025 or 2024. We do not anticipate any significant changes in our uncertain tax positions within twelve months of this reporting date.

Note 20 — Net Loss Per Share

Net loss per share calculations for the year ended December 31, 2024 have been adjusted to reflect the Company’s reverse stock split. Net loss per share was calculated based on the weighted-average number of the Company’s Common Stock outstanding.

Basic net loss per share is calculated using the weighted-average number of shares of Common Stock outstanding during the periods. Diluted net loss per share is computed by giving effect to all potential shares of Common Stock, including convertible notes, outstanding stock options, stock related to unvested restricted stock units, and outstanding warrants to the extent dilutive. Net loss per share, assuming dilution, is equal to basic net loss per share for the years ended December 31, 2025 and 2024 because the effect of dilutive securities outstanding during the periods, including convertible notes, options, restricted stock units and warrants computed using the treasury stock method, is anti-dilutive.

The components of basic and diluted net loss per share were as follows:

	Year Ended December 31,
(In thousands, except share and per share data)	2025	2024
Numerator:
Net loss from continuing operations before taxes	$(34,740)	$(23,229)
Net (loss) income from discontinued operations, net of income taxes	1,483	(18,517)
Numerator for basic EPS - Net Loss	$(33,257)	$(41,746)
Denominator:
Denominator for basic EPS - Weighted-average common shares outstanding	1,993,947	1,020,185
Net loss per share – basic and diluted	$(16.68)	$(40.92)

The Company’s potential dilutive securities, which include stock options, restricted stock units, and warrants, and convertible notes, have been excluded from the computation of basic and diluted net (loss) income per share. The Convertible Notes outstanding during the year ended December 31, 2025 and December 31, 2024, were also excluded from the computation of diluted net (loss) per share as they do not represent common stock equivalents unless and until conversion conditions are met. The weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to Common Stockholders is the same. The Company excluded the following potential Common Stock equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2025	2024
Shares subject to outstanding warrants	10,892,112	7,576,573
Shares subject to unvested restricted stock units	126,750	102,867
Shares subject to outstanding stock options	75	210
Total shares subject to potential common stock equivalents.	11,018,937	7,679,650

Note 21 — Related Parties

Some of the current and former officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Benjamin Kovler, the Company’s Chairman and Interim Chief Executive Officer also serves as Green Thumb’s Chairman and Chief Executive Officer. The Company’s Chief Financial Officer is a Green Thumb employee and provides services under a shared services agreement. Including Mr. Kovler, two of the Company’s seven directors are affiliated with Green Thumb. Green Thumb, through its subsidiaries, currently holds approximately 33% of our outstanding shares of common stock and beneficially owns 49.99% of our common stock, taking into account beneficial ownership limitations contained in the warrants and convertible notes held by subsidiaries of Green Thumb. Of the approximately 10.9 million warrants outstanding as of December 31, 2025, approximately 9.8 million are held by subsidiaries of Green Thumb, subject to 49.99% beneficial ownership limitations. Of the approximately 3.0 million shares or pre-funded warrants that would be issuable upon the conversion (excluding interest) of the Convertible Notes outstanding as of December 31, 2025, approximately 2.7 million are held by subsidiaries of Green Thumb, subject to 49.99% beneficial ownership limitations. The outstanding warrants are entitled to pro rata participation in dividends and other distributions to holders of Common Stock. Additional details regarding the shared services arrangement, convertible notes, and intellectual property and licensing agreements with Green Thumb and its affiliates are provided in the sections below.

The following table describes the net activity with entities identified as related parties to the Company:

	Year ended December 31, 2025
(In thousands)	2025	2024
Green Thumb Industries	$6,793	$1

The net activity of $6.8 million during the year ended December 31, 2025 consists of $9.3 million in salary charges, $1.2 million in non-salary chargeback expense performed by Green Thumb on behalf of the Company, $4.1 million interest charges, offset by $7.8 million of Licensing Revenue from the Company to Green Thumb. The $1.2 million of non-royalty chargeback expense represents a net amount and includes a $392 thousand inventory purchase from Green Thumb.

During the year ended December 31, 2025, the Company provided $244 thousand of consulting services and cost reimbursements to Double or Nothing, LLC, a related party.

Related Party Licensing Revenue

On May 20, 2025, and August 27, 2025, the Company obtained intellectual property Brand Rights, as part of the related party transactions with MC Brands and VCP, respectively. In connection with the transactions, the Company also licensed the Brand Rights back to a Green Thumb affiliate under a license arrangement and recognized related party Licensing Revenue. For further discussion on the transactions and Licensing Revenue, refer to Note 3 and Note 18 included elsewhere in the notes to the consolidated financial statements.

Convertible Notes

On November 5, 2024, the Company issued the November 2024 Note with an original principal amount of $10.0 million to RSLGH, an indirect wholly-owned subsidiary of Green Thumb, a related party. On May 22, 2025, the Company issued a May 2025 Note with an original principal amount of $27.0 million to RSLGH. On August 25, 2025, the Company issued an August 2025 Note with an original principal amount of $45.0 million to RSLGH. For further discussion on these notes, refer to Note 10 included elsewhere in the notes to the consolidated financial statements.

Shared Services Agreements

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

On March 21, 2025, we entered into a Shared Services Agreement (the “CFO Services Agreement”) with VMS, pursuant to which Brad Asher provides his services as Chief Financial Officer. As consideration for those services, we pay VMS a monthly fee based on its direct costs in providing such services, with a maximum of $72,552 per month. The CFO Services Agreement has a term of one year, is terminable by either party on 90 days’ notice for any or no reason, and will automatically renew for successive one year terms unless terminated by either party at least thirty days prior to the end of the applicable term. As a result of the services provided under the Services Agreement and the CFO Services Agreement, we do not have any direct employees other than our Interim Chief Executive Officer.

Note 22 — Segment Reporting

The Company has determined that it operates as a single operating and reporting segment in accordance with ASC 280, Segment Reporting. This is due to the key decisions and allocation of resources happening in a centralized manner based on the review of the Company’s Chief Operating Decision Maker (“CODM”), Benjamin Kovler, the Company’s Chairman and Interim Chief Executive Officer, of Operating income from continuing operations of the Company. This profit measure is presented in the consolidated statements of operations and the disaggregation of sales from hemp-derived THC products (non-licensing) and Licensing Revenue is presented in Note 18 – Revenue. There are no significant expenses associated with the Licensing Revenue and the CODM does not review expense allocations, amortization expense or specific assets when reviewing Licensing Revenue.

Note 23 — Commitments and Contingencies

Legal Matters

From time to time, the Company may become involved in material legal proceedings or be subject to claims arising in the ordinary course of our business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Bud & Mary’s Litigation

On September 15, 2022, the Company provided a notice of default to Bud & Mary’s Cultivation, Inc. (“Bud & Mary’s) and certain related parties notifying such parties that Bud & Mary’s was in default of its obligations under the TTK solution between the Company and Bud & Mary (the “Bud & Mary TTK Agreement”). On October 5, 2022, Bud & Mary’s filed a complaint in the Superior Court of Massachusetts in Suffolk County, naming the Company as the defendant (the “Bud & Mary Complaint”). Bud & Mary’s is seeking, among other relief, monetary damages in connection with alleged unfair or deceptive trade practices, breach of contract and conversion arising from the Bud & Mary TTK Agreement. While the Company believes the claim is without merit and will continue to vigorously defend itself against Bud & Mary’s allegations, litigation is inherently unpredictable and there can be no assurance that the Company will prevail in this matter. During the third quarter of 2022, the Company deemed it necessary to fully reserve for the outstanding $14.7 million note receivable balance due to the current litigation and the uncertainty of the customer’s ability to repay the balance. As of December 31, 2024, the allowance related to Bud & Mary’s was reduced to $14.4 million, reflecting a recovery of allowance for credit losses resulting from a loan repayment of $330 thousand that was previously included in the allowance. The $14.4 million represents the amount of the contingent loss that the Company has determined to be reasonably possible and estimable. The actual cost of resolving this matter may be higher or lower than the amount the Company has reserved. If the Company is unable to realize revenue from its TTK Solution offerings on a timely basis or at all, or if it incurs an additional loss as a result of the Bud& Mary’s claim, the Company’s business and financial performance will be adversely affected. On November 14, 2022, the Company filed its answers and affirmative defenses to the Bud & Mary Complaint and counterclaims. The Company is seeking, among other relief, monetary damages in connection with the breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and enforcement of the guarantees. This matter is still actively ongoing. This matter is subject to the Cultivation sale escrow litigation reserve agreement where the Company funded $1.5 million in January 2025 into escrow for the benefit of settling this and other claims.

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

Labor Law Dispute

On February 9, 2022, a former sales Vice President of the Company filed suit against the Company claiming he is owed back wages, commission and is entitled to equity in the company, under theories of liability under Massachusetts labor laws including retaliation, breach of contract, breach of covenant of good faith and fair dealing, fraudulent inducement, tortious interference and unjust enrichment. The Company filed its answer to the initial complaint in January 2023. In November 2025, the parties reached a settlement prior to trial resolving the dispute in the amount of $887 thousand, recorded within general and administrative expense within the consolidated statement of operations for the year ended December 31, 2025.

Assets Subject to Contingent Repurchase Rights

Under the MC Brands and VCP purchase agreements, Green Thumb or its affiliates may repurchase some or all of the MC Brands and/or VCP assets within five years of the respective transaction dates upon the occurrence of specified eligibility conditions, all of which are outside the control of both the Company and Green Thumb.

The 2026 Appropriations Act includes an amendment to the definition of hemp under the 2018 Farm Bill that, if implemented as enacted, could materially restrict the commercialization of certain hemp-derived THC products beginning 365 days after enactment. If the amendment becomes effective in its current form and is not repealed, replaced, or otherwise modified prior to its effective date, one of the eligibility conditions under the MC Brands and VCP purchase agreements that could permit the repurchase right to become exercisable would be satisfied. However, the exercise of the repurchase option would remain solely within the discretion of Green Thumb or its affiliates. The full eligibility conditions are set forth in the MC Brands and VCP purchase agreements filed on May 22, 2025 and August 27, 2025, respectively.

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

Note 24 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the audited condensed consolidated financial statements were issued and concluded that there were no subsequent events that required recognition or disclosure in the financial statements.