Form 10-Q
period 2026-03-31
RYTHM, Inc.
filed 2026-05-05
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 5, 2026, the registrant had 2,149,128 shares of Common Stock, $0.001 par value per share outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RYTHM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$33,261	$32,218
Accounts receivable, net(1)	8,357	9,317
Inventory, net(2)	3,061	4,045
Prepaid expenses and other current assets	1,582	1,970
Total current assets	46,261	47,550
Goodwill	9,713	9,713
Related party prepaid license rights	45,957	49,400
Deferred tax assets	25,593	—
Non-current assets associated with discontinued operations	—	14
Total assets	$127,524	$106,677
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable(3)	$1,969	$2,340
Accrued expenses and other current liabilities(4)	5,724	7,917
Long-term debt, current	8,621	3,621
Related party debt, current	72,000	27,000
Current liabilities associated with discontinued operations	2,043	2,082
Total current liabilities	90,357	42,960
Warrant liabilities(5)	592	697
Long-term debt, net of current	—	5,000
Related party debt, net of current	—	45,000
Total liabilities	90,949	93,657
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common Stock, $0.001 par value per share, 35,000,000 shares authorized; 2,149,128 shares issued and outstanding at March 31, 2026 and December 31, 2025	2	2
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	357,451	353,818
Accumulated deficit	(320,878)	(340,800)
Total stockholders’ equity	36,575	13,020
Total liabilities and stockholders’ equity	$127,524	$106,677

(1)	Includes $6.6 million and $7.0 million from related parties as of March 31, 2026 and December 31, 2025, respectively.

(2)	Includes $202 thousand and $392 thousand from a related party as of March 31, 2026 and December 31, 2025, respectively.

(3)	Includes $522 thousand and $152 thousand due to related parties as of March 31, 2026 and December 31, 2025, respectively.

(4)	Includes $3.6 million and $4.7 million due to related parties as of March 31, 2026 and December 31, 2025, respectively.

(5)	As of March 31, 2026 and December 31, 2025, the number of outstanding warrants subject to liability classification was 40,017, of which 15,394 were held by RSLGH, LLC (“RSLGH”) a related party.

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYTHM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three months ended
	March 31,
	2026	2025
Revenue(1)	$13,286	$538
Cost of goods sold	2,889	448
Gross profit	10,397	90

Selling, general and administrative(2)	14,431	3,791
Total operating expenses	14,431	3,791

Operating loss from continuing operations	(4,034)	(3,701)

Interest (expense) income, net(3)	(1,742)	1
Change in fair value of warrant liabilities	105	407
Other income, net	—	19
Total other (expenses) income, net	(1,637)	427

Loss from continuing operations before income taxes	(5,671)	(3,274)
Income tax benefit	25,593	—
Income (loss) from continuing operations, net of income taxes	19,922	(3,274)

Loss from discontinued operations	—	(1,918)
Gain on disposal of Extraction business	—	3,566
Income from discontinued operations, net of income taxes	—	1,648

Net income (loss)	19,922	(1,626)

Net income (loss) per share:
Basic income (loss) per share
Continuing operations	$1.53	$(1.68)
Discontinued operations	—	0.85
Net income (loss) per share attributable to Common Stockholders – basic	$1.53	$(0.83)

Diluted income (loss) per share
Continuing operations	$1.33	$(1.68)
Discontinued operations	—	0.85
Net income (loss) per share attributable to Common Stockholders – diluted	$1.33	$(0.83)

Weighted average common shares outstanding - basic	2,149,128	1,952,022
Weighted average common shares outstanding - diluted	5,247,311	1,952,022

(1)	Includes $10.0 million for the three months ended March 31, 2026, and $80 thousand for the three months ended March 31, 2025, in each case from related parties.

(2)	Includes $4.3 million for the three months ended March 31, 2026, and $1.4 million for the three months ended March 31, 2025, in each case from related parties.

(3)	Includes $1.8 million of interest expense for the three months ended March 31, 2026, and $250 thousand for the three months ended March 31, 2025, in each case from a related party.

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYTHM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholder’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2025	1,952,032	$2	$335,400	$(307,313)	$28,089
Stock-based compensation	—	—	589	—	589
Cancellation of common shares	(18)	—	—	—	—
Impairment of non-controlling interests	—	—	—	(230)	(230)
Net loss	—	—	—	(1,626)	(1,626)
Balance at March 31, 2025	1,952,014	$2	$335,989	$(309,169)	$26,822

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2026	2,149,128	$2	$353,818	$(340,800)	$13,020
Stock-based compensation	—	—	570	—	570
Issuance and accrual of pre-funded warrants in lieu of cash interest payments on related party debt	—	—	2,988	—	2,988
Issuance and accrual of pre-funded warrants in lieu of cash interest payments	—	—	75	—	75
Net income	—	—	—	19,922	19,922
Balance at March 31, 2026	2,149,128	$2	$357,451	$(320,878)	$36,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYTHM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$19,922	$(1,626)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,443	336
Non-cash interest expense	750	—
Non-cash tax benefit from release of valuation allowance	(25,593)	—
Lease expense	14	64
Impairment of right-of-use assets	—	24
Stock-based compensation expense	570	589
Change in fair value of warrant liabilities	(105)	(407)
Change in provision for credit losses, net	(3)	111
Change in provision for inventory	118	24
Gain on disposal of property and equipment	—	(2)
Gain on disposal of Extraction business	—	(3,566)
Changes in operating assets and liabilities:
Accounts receivable	628	(335)
Accounts receivable - related party	335	—
Inventory	866	662
Prepaid expenses and other current assets	388	(519)
Accounts payable	(742)	(64)
Accounts payable - related party	370	—
Accrued expenses and other current liabilities	(1,053)	(788)
Accrued expenses and other current liabilities - related party	1,173	—
Operating lease liabilities	(38)	(52)
Contract liabilities	—	(1,171)
Net cash and cash equivalents provided by (used in) operating activities	1,043	(6,720)

Cash flows from financing activities:
Repayments of notes payable	—	(1)
Net cash and cash equivalents used in financing activities continuing operations	—	(1)

Net increase (decrease) in cash and cash equivalents	1,043	(6,721)
Cash and cash equivalents at the beginning of period	32,218	31,170
Cash and cash equivalents of discontinued operations, beginning of period	$—	$—
Cash and cash equivalents of discontinued operations, end of period	—	—
Cash and cash equivalents at the end of period	$33,261	$24,449

Supplemental disclosures
Cash paid for interest	257	—
Supplemental disclosure of non-cash investing and financing activities
Issuance of pre-funded warrants in lieu of related party cash interest	$2,313	$—
Reclassification of accounts payable to notes payable	$—	$93

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYTHM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Overview, Basis of Presentation and Significant Accounting Policies

Description of Business

RYTHM, Inc. (formerly Agrify Corporation) (together with its subsidiaries, the “Company” or “RYTHM”) delivers well-being to consumers through its portfolio of hemp-derived THC products and iconic licensed brands. The Company’s portfolio of consumer-packaged goods brands includes RYTHM, incredibles, Dogwalkers, Beboe, &Shine, Doctor Solomon’s, Good Green and Señorita. The Señorita brand offers consumers hemp-derived tetrahydrocannabinol (“THC”) beverages that mirror well-known cocktails like a margarita – in four flavors – classic Lime Jalapeño Margarita, Mango Margarita, Paloma and Ranch Water. Known for its clean, fresh taste and commitment to high-quality, natural ingredients, Señorita offers a low-sugar, low-calorie alternative to alcoholic beverages and is available in seventeen U.S. states and Canada including at top retailers such as Total Wine, ABC Fine Wine & Spirits, and Binny’s. The RYTHM branded beverage comes in two fruit-driven flavors with effect-based ingredients. Both Señorita and RYTHM hemp-derived beverages are available at Chicago’s iconic United Center, based on a partnership announced in January 2026, establishing the Company as the venue’s official THC sponsor. Other hemp-derived products including incredibles and Beboe edible products are primarily sold online and through direct-to-retail partnerships. In addition to the sale of hemp-derived products (“Non-licensing Revenue”), the Company licenses its brands to be manufactured and distributed in exchange for a licensing fee (“Licensing Revenue”). Throughout these unaudited condensed consolidated financial statements, the terms “intellectual property”, “intellectual property rights”, “brands”, “trademarks”, “tradenames”, “brand rights” and “Prepaid License Rights” are used interchangeably.

The Company has also historically been a leading provider of innovative cultivation and extraction solutions for the cannabis industry. Prior to the exit of the extraction business on March 30, 2025, the Company’s comprehensive extraction product line (“the Extraction Business”), which included hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowered cannabis producers to maximize the quantity and quality of extract required for premium concentrates. Additionally, prior to its sale on December 31, 2024, the Company’s proprietary micro-environment-controlled Agrify Vertical Farming Units (“VFUs”) enabled cultivators to produce high quality products.

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

On December 31, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with CP Acquisitions, LLC (“CP”), an entity affiliated with Raymond Chang, the Company’s former Chairman and Chief Executive Officer. Under the Purchase Agreement, CP acquired assets from the Company relating to the Company’s VFUs, including the related Agrify total-turnkey (“TTK”) solution assets and Agrify InsightsTM software solutions (collectively the “Cultivation Business”). The sale of the Cultivation Business occurred following signing on December 31, 2024. The results of the Cultivation Business are presented as discontinued operations in the Condensed Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Cultivation Business associated with discontinued operations in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025. For further discussion on the discontinued operations, refer to Note 6 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

On March 30, 2025, the Company approved the winding down of the Extraction Business by March 31, 2025, including but not limited to, the sale or other disposal of all remaining assets constituting the Extraction Business, the cessation of all business operations related to the Extraction Business, the termination of any outstanding contracts related to the Extraction Business, and termination of any employees primarily involved in the Extraction Business. The results of the Extraction Business are presented as discontinued operations in the Condensed Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Extraction Business associated with discontinued operations in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025. For further discussion on the discontinued operations, refer to Note 6 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

On May 20, 2025, the Company acquired from VCP IP Holdings, LLC (“VCP”) an indirect wholly-owned subsidiary of Green Thumb Industries Inc., a related party (“Green Thumb”), 100% of the equity interests of MC Brands, LLC pursuant to which the Company obtained rights relating to MC Brands, LLC and its wholly-owned subsidiary Core Growth LLC (together referred to as “MC Brands”). The assets of MC Brands consist primarily of intellectual property rights associated with the Incredibles brand. Concurrent with the transaction, the Company entered into a license agreement with GTI Core, LLC (“GTI Core”), an indirect subsidiary of Green Thumb, pursuant to which GTI Core was granted the right to use the incredibles brand in connection with its existing businesses. Consideration payable by GTI Core under the license agreement consists of a monthly license fee payable in cash. The Company began recognizing licensing revenue under this agreement in May 2025.

On August 27, 2025, the Company acquired from VCP23, LLC an indirect wholly-owned subsidiary of Green Thumb (“VCP23”), 100% of the equity interests of VCP pursuant to which the Company obtained rights relating to VCP. The assets of VCP, consist primarily of intellectual property rights to the RYTHM, Beboe, Dogwalkers, Doctor Solomon’s, & Shine, and Good Green brands (these rights, together with the incredibles brand rights, referred to as “Brand Rights”). Concurrent with the transaction, the Company entered into a license agreement with GTI Core pursuant to which GTI Core was granted the right to use the Brand Rights in connection with its existing businesses. Consideration payable by GTI Core under the license agreement consists of a monthly license fee payable in cash. The Company began recognizing licensing revenue under this agreement in November 2025.

On March 31, 2026, the Company amended the license agreements with GTI Core described above to replace sales-based royalty consideration with fixed annual fees, effective April 1, 2026. Under the amended terms, the Company is entitled to aggregate fixed payments of $70 million per year, subject to annual escalation based on a 2x multiple of changes in the Consumer Price Index (“CPI”) beginning January 1, 2027, subject to a maximum year-over-year increase of 10%. The Company recognizes this revenue on a ratable basis over the license term as the customer receives continuous access to the intellectual property.

Basis of Presentation and Principles of Consolidation

These interim condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for a fair presentation of these unaudited condensed consolidated financial statements have been included. The results reported in the unaudited condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”).

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates estimates, which include estimates related to accruals, stock-based compensation expense, reported amounts of revenues during the reported period, fair value of warrant liabilities, sales tax liabilities, valuation of deferred tax assets, net realizable value of inventory and collectability of trade accounts, intangible assets, other assets (Prepaid License Rights), goodwill, and litigation. Management bases their estimates on historical experience and other market-specific or other relevant assumptions that they believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

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

As the sale of the Cultivation Business and the exit of the Extraction Business represented strategic shifts that will have a major effect on the Company’s operations and financial results, they have been presented in discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, separate from continuing operations for the three months ended March 31, 2026 and 2025, in the Company’s consolidated statement of operations and applicable footnotes and as of March 31, 2026 and December 31, 2025, in the Company’s consolidated balance sheets, as applicable. For further discussion, refer to Note 6 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

Accounts Receivable, Net

Accounts receivable, net, primarily consists of amounts for goods and services that are billed and currently due from customers. In accordance with the current expect credited loss (“CECL”) impairment model under Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), accounts receivable balances are presented net of an allowance for credit losses, which are an estimate of billed or borrowed amounts that may not be collectible. In determining the amount of the allowance at each reporting date, management makes judgments about general economic conditions, historical write-off experience, and any specific risks identified in customer or borrower collection matters, including the aging of unpaid accounts receivable and changes in customer or borrower financial conditions. Accounts receivable balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for credit losses are recorded as general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

For the three months ended March 31, 2026, the Company had one related party customer that accounted for 75% of the total revenue from continuing operations. For the three months ended March 31, 2025, the Company had four third-party customers that accounted for 10% or more of the total revenue from continuing operations. These customers represented between 10% and 26% of total revenue from continuing operations for the period.

As of March 31, 2026, the Company’s related party customer accounted for 79% of accounts receivable. For the year ended December 31, 2025, a related party accounted for 75% of the Company’s total accounts receivable.

Inventories

The Company values all its inventories, which consist primarily of finished goods and raw materials, at the lower of cost or net realizable value, with cost principally determined by the weighted-average cost method. Write-offs of potentially slow-moving or damaged inventory are recorded through specific identification of obsolete or damaged material. The Company takes a physical inventory count at least once annually at all significant inventory locations.

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

Convertible Notes Payable

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with ASC 815. ASC 815 requires that the Company identify and record certain embedded conversion options, certain variable-share settlement features, and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as an unrealized non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Bifurcated embedded conversion options, variable-share settlement features, and any related freestanding instruments are recorded as a discount to the host instrument which is amortized to interest expense over the life of the respective note using the effective interest method.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, operating lease liabilities, long-term debt, related-party debt, and warrant liabilities. Refer to Note 4 - Fair Value Measures, included elsewhere in the notes to the unaudited condensed consolidated financial statements for details of the Company’s financial instruments.

Stock-Based Compensation

The Company measures restricted stock units and stock options awards granted to employees, directors and consultants based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are recognized as incurred. Historically, the Company has issued restricted stock units and stock options to employees, directors and consultants with only service-based vesting conditions and records the expense for these awards using the straight-line method.

The Company classifies stock-based compensation expense in its unaudited condensed consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified.

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

Business Combinations and Asset Acquisitions

The Company follows the guidance in ASC Topic 805, Business Combinations (“ASC 805”), for determining the appropriate accounting treatment for asset acquisitions. ASU 2017-01, Clarifying the Definition of a Business, provides an initial fair value screen to determine if substantially all of the fair value of the assets acquired is concentrated in a single asset or group of similar assets. If the initial screening test is not met, the set is considered a business based on whether there are inputs and substantive processes in place. Based on the results of this analysis and conclusion on an acquisition’s classification of a business combination or an asset acquisition, the accounting treatment is derived.

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

Prepaid License Rights

If a sale arrangement includes terms—such as repurchase features or other provisions—that prevent the buyer from obtaining control of the business or assets, the Company concludes that control has not transferred. In those circumstances, the arrangement is accounted for based on its substance under other applicable GAAP. In connection with such arrangements, amounts paid for licensing rights are deferred and recorded as prepaid licensing rights on the Company’s unaudited condensed consolidated balance sheets. These amounts are recognized in expense over the period in which the related rights are utilized or otherwise as the underlying economic benefit is consumed.

Revenue Recognition

Overview

The Company generates revenue from continuing operations through the sale of hemp-derived THC products (non-licensing) and Licensing Revenue. The Company licenses intellectual property to a related party under arrangements that, prior to April 1, 2026, provided for sales-based royalties. Licensing revenue associated with these arrangements was recognized in accordance with ASC Topic 606 Revenue Recognition (“ASC 606”), specifically, the sales-based royalty exception, through March 31, 2026.

Through March 31, 2026, in accordance with ASC 606-10-55-65 through 55-65B, Licensing Revenue is recognized only when the underlying sale by the licensee occurs, and the performance obligation has otherwise been satisfied. This approach ensures that revenue is recognized in the period in which it is earned and determinable, consistent with the transfer of control of the intellectual property to the licensee.

Effective April 1, 2026, the Company amended certain licensing agreements with subsidiaries of Green Thumb to replace sales-based royalty consideration with fixed annual fees. Under the amended terms, the Company is entitled to aggregate fixed payments of $70 million per year, subject to annual escalation based on a two times multiple of changes in the CPI beginning January 1, 2027, subject to a maximum year-over-year increase of 10%. The Company recognizes this revenue on a ratable basis over the license term as the licensees receive continuous access to the intellectual property.

For the purposes of ASC 606, the transaction price for these arrangements includes fixed consideration and variable consideration related to CPI-based adjustments. Per ASC 606, variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue will not occur. As of March 31, 2026, CPI-based adjustments are considered constrained and are therefore excluded from the transaction price and will be recognized as revenue in the period in which the uncertainty is resolved.

Effective April 1, 2026, in accordance with ASC 606-10-50-13, the Company is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. The Company excluded variable consideration related to CPI-based fee escalators from the total remaining performance obligations, as such amounts are not included in the transaction price due to the application of the constraint. The Company expects to recognize such variable consideration in the period in which the related uncertainty is resolved. Actual amounts and timing of revenue recognition may differ from these estimates due to contract modifications, CPI-based price increases, or the exercise of contractual repurchase rights by Green Thumb.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740, the benefit of a tax position is recognized in the unaudited condensed consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has recorded liabilities for unrecognized tax benefits related to research and development tax credits.

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

The provision for income taxes represents federal, state and local income taxes. The effective rate differs from statutory rates due to the Company’s release of valuation allowance during the three months ended March 31, 2026 that was previously offsetting deferred tax assets. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition or re-measurement of a tax position taken in a prior annual period is recognized separately in the quarter of the change.

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

Net Income (Loss) Per Share

The Company presents basic and diluted net income (loss) per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic income (loss) per share is computed using the two-class method, under which net income is allocated to common stockholders and participating securities based on their respective rights to receive dividends. The Company’s participating securities consist of pre-funded warrants. Accordingly, net income attributable to its Common Stockholders may differ from reported net income in periods of net income.

Basic income (loss) per share is calculated by dividing net income (loss) attributable to Common Stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into common stock. The Company determines diluted income (loss) per share by applying the most dilutive method for each class of potentially dilutive securities. The treasury stock method is applied to stock options and restricted stock units, the if-converted method is applied to convertible notes, and the two-class method is applied to participating securities. For instruments subject to the two-class method, the Company applies a hybrid approach in which income is allocated after giving effect to adjustments from other dilutive securities.

In periods of net income, a portion of income is allocated to participating securities and deducted in determining income attributable to Common Stockholders. In periods of net loss, losses are not allocated to participating securities, as they do not have a contractual obligation to share in losses. In such periods, basic and diluted net loss per share are the same, as potentially dilutive securities are anti-dilutive. See Note 14 – Net Income (Loss) Per Share for details.

Recently Adopted Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-04, Debt with Conversion and Other Options (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06, Debt - Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity. The Company adopted this new standard on January 1, 2026 on a prospective basis and the effect of this guidance is reflected in the financial statements beginning in the three months ended March 31, 2026.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) (“ASU 2025-11”), Narrow-Scope Improvements, to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in ASU 2025-11 result in a comprehensive list of interim disclosures that are required by GAAP. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The amendments in ASU 2025-11 can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the disclosure impact that ASU 2025-11 may have on its financial statement presentation and disclosures.

In December 2025, the FASB issued ASU 2025-12 Codification Improvements (“ASU 2025-12”), which includes various amendments to the FASB Accounting Standards Codification intended to clarify, correct, and improve existing guidance. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2025-12 may have on its financial statement presentation and disclosures.

Other recent accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

Liquidity and Capital Resources

The Company is required to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt exists when conditions and events, considered in aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the date that the condensed consolidated financial statements are issued.

The Company has a history of recurring net losses and negative cash flow in operating activities. However, for the three months ended March 31, 2026, the Company generated positive cash flow from operating activities and reported net income primarily as a result of non-cash income tax benefit. Management believes that the Company’s $33.3 million of cash and cash equivalents, anticipated contractual Licensing Revenue and ability to address outstanding Convertible Notes will be sufficient to meet our cash requirements through at least the 12-month period following the date that these condensed consolidated financial statements were issued.

Convertible Notes maturities of $80 million exist through February 2027, with $72.0 million held by Green Thumb, a related party. The ability for the holders of these notes to elect to be repaid in cash upon maturity could raise substantial doubt about the Company’s ability to continue as a going concern. However, while these contractual maturities require management attention, management believes it is probable that the obligations will be addressed through extension or conversion consistent with historical practice. As such, the Company’s financial statements have been prepared on a going concern basis.

Note 2 — Revenue

Revenue

The Company generates revenue from continuing operations from Non-licensing Revenue and Licensing Revenue.

For the three months ended March 31, 2026, the Company generated revenue from continuing operations from hemp-derived product sales (Non-licensing Revenue) and sales-based Licensing Revenue. Hemp-derived product sales revenue is recognized at a point-in-time when control transfers to the customer. Licensing Revenue is recognized over time as the underlying sales occur in accordance with the terms of the related party license agreements. For the three months ended March 31, 2025, all of the Company’s revenue from continuing operations is transferred at a point-in-time and relates to hemp-derived beverages.

The following table provides the Company’s revenue from continuing operations disaggregated by revenue type:

	Three months ended March 31,
(In thousands)	2026	2025
Non-licensing Revenue	$3,311	$538
Licensing Revenue	9,975	—
Total revenue	$13,286	$538

In accordance with ASC 606-10-50-13, the Company is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. As of March 31, 2026, the aggregate amount of contractual Licensing Revenue allocated to remaining performance obligations is approximately $308.4 million. This represents fixed fees through August 27, 2030, reflecting the period prior to which neither party may terminate unilaterally; mutual termination remains available throughout the term. The Company expects to recognize this amount as revenue ratably over that period. The Company excluded variable consideration related to CPI-based fee escalators from the total remaining performance obligations.

Note 3 — Supplemental Condensed Consolidated Balance Sheet Information

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(In thousands)	2026	2025
Accounts receivable, gross	$8,736	$9,699
Less allowance for credit losses	(379)	(382)
Accounts receivable, net	$8,357	$9,317

The movement of the Company’s credit losses accounts were as follows:

	Three months ended March 31,	Year ended December 31,
(In thousands)	2026	2025
Allowance for credit losses - beginning of period	$382	$—
(Recovery of) Provision allowance for credit losses	(3)	382
Write-offs of uncollectible accounts	—	—
Allowance for credit losses - end of period	$379	$382

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(In thousands)	2026	2025
Prepaid marketing	1,203	1,259
Prepaid expenses, other	292	589
Prepaid insurance	87	122
Total prepaid expenses and other current assets	$1,582	$1,970

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(In thousands)	2026	2025
Accrued consulting fee	3,132	3,118
Accrued marketing fee	678	1,021
Accrued interest expense	417	1,736
Compensation related fees	417	522
Accrued professional fees	293	248
Litigation reserve	168	570
Accrued fulfillment and manufacturing related costs	137	342
Other current liabilities	482	360
Total accrued expenses and other current liabilities	$5,724	$7,917

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

The Company has certain financial instruments which consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, operating lease liabilities, long-term debt, related party debt, and warrant liabilities. Fair value information for each of these instruments as well as other balances of the Company are as follows:

●	Cash and cash equivalents, accounts payable, and accrued expenses approximate their fair value based on the short-term nature of these instruments.

●	Accounts receivable are presented net of an allowance for estimated credit losses, which approximates fair value.

●	The carrying value of lease liabilities approximates fair value due to the implicit discount rates used in the determination of the lease liabilities being consistent with the Company’s incremental borrowing rates at the time of lease inception and accounting for the duration of the leases.

●	Long-term debt and related party debt, including the debt that has undergone troubled debt restructuring, is carried at amortized cost, dictated by the prevailing market interest rates at the time of each transaction in accordance with ASC Topic 470, Debt (“ASC 470”).

●	The Company’s warrant liabilities are marked-to-market for each reporting period with the changes in fair value of warrant liabilities recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations until the warrants are exercised. The fair value of the warrant liabilities are estimated using a Black-Scholes option-pricing model.

At March 31, 2026 and December 31, 2025, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2026				December 31, 2025
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$—	$—	$592	$592	$—	$—	$697	$697
Total liabilities	$—	$—	$592	$592	$—	$—	$697	$697

Warrant Liabilities

The estimated fair value of the warrant liabilities on March 31, 2026 and December 31, 2025 is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values that represent the Company’s best estimate. The volatility rate is determined utilizing the Company’s own share price and the share price of competitors over time. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The following table summarizes the Company’s assumptions used in the valuations as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Stock price	$18.30	$21.34
Exercise price	$0.14 - $22,440	$0.14 - $22,440
Expected term (in Years)	0.83 - 1.89	1.08 - 2.14
Volatility	160.7%	163.0%
Discount rate - treasury yield	3.68 - 3.79%	3.47 - 3.48%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the three months ended March 31, 2026 and for the year ended December 31, 2025:

	Three months ended March 31, 2026	For the year ended December 31, 2025
Warrant liabilities - beginning of period	$697	$996
Change in estimated fair value	(105)	(299)
Warrant liabilities end of period	$592	$697

As of March 31, 2026 and December 31, 2025, the number of outstanding warrants subject to liability classification was 40,017, of which 15,394 are held by RSLGH, LLC, a related party and wholly-owned subsidiary of Green Thumb.

Note 5 — Inventory, Net

Inventories are stated at the lower of cost or net realizable value, with cost principally determined by the weighted-average cost method. Such costs include the acquisition cost for raw materials and operating supplies. The Company’s standard payment terms with suppliers may require making payments in advance of delivery of the Company’s products.

Inventory consisted of the following related to hemp-derived THC products as of as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(In thousands)	2026	2025
Finished goods	$2,600	$3,108
Raw materials	701	947
Packaging materials	430	542
Inventory, gross	3,731	4,597
Inventory reserves	(670)	(552)
Total inventory, net	$3,061	$4,045

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

Note 6 — Discontinued Operations

Cultivation Business Discontinued Operations

On December 31, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with CP Acquisitions, LLC (“CP”), an entity affiliated with Raymond Chang, the Company’s former Chairman and Chief Executive Officer. Under the Purchase Agreement, CP acquired assets from the Company relating to the Company’s vertical farming unit business, including the related Agrify total-turnkey (“TTK”) solution assets and Agrify InsightsTM software solutions (collectively, the “Cultivation Business”). The consideration for the sale included the assumption by CP of certain secured indebtedness and other liabilities related to the Cultivation Business. The disposition resulted in a loss on sale of $11.9 million, which was recorded in net loss from discontinued operations for the year ended December 31, 2024. As of March 31, 2026, the Company has no material remaining assets or liabilities, nor any ongoing involvement related to the Cultivation Business. For the three months ended March 31, 2026, the Company has no material results of operations related to the Cultivation Business.

Extraction Business Discontinued Operations

On March 30, 2025, the Company approved the discontinuation and wind down of its extraction product line, which included hydrocarbon, alcohol, solventless, post-processing, and lab equipment (the “Extraction Business”). The wind down was completed during 2025 and included the cessation of operations, termination of contracts, and disposal of related assets. The Company recognized a gain of approximately $3.5 million in income from discontinued operations for the year ended December 31, 2025. The operating results of the Extraction Business were reported as discontinued operations in the condensed consolidated financial statements for all prior periods presented.

In connection with the discontinuation of its legacy Extraction Business, the Company continues to carry certain liabilities, including accounts payable and other current liabilities of $0.6 million and $1.5 million, respectively, as of March 31, 2026. These balances represent historical obligations for which there has been limited collection activity. The Company believes the amounts may be owed and therefore has classified them as current liabilities; however, the timing and likelihood of settlement remain uncertain. The Company evaluates these balances periodically and will derecognize such obligations when it determines that settlement is no longer probable, including consideration of applicable statutes of limitations, which may extend for several years.

For the three months ended March 31, 2026, the Company has no material results of operations related to the Extraction Business.

As of December 31, 2025, assets associated with Discontinued Operations consisted of operating lease right-of-use assets of $14 thousand. Liabilities associated with Discontinued Operations totaled $2.1 million, consisting of accounts payable of $0.6 million, accrued expenses and other current liabilities of $1.5 million, and current operating lease liabilities of $38 thousand.

The following table summarizes the Company’s income from Discontinued Operations for the three months ended March 31, 2025:

For the three months ended
March 31, 2025

Revenue	$1,169
Cost of goods sold	1,820
Gross loss	(651)

Selling, general and administrative	1,245
Research and development	—
Impairment of right-of-use assets	24
Gain on disposal of property and equipment	(2)
Total operating expenses	1,267

Operating loss from discontinued operations	(1,918)

Other Income
Gain on disposal of Extraction business	3,566
Total other income	3,566

Net income from discontinued operations	1,648
Income tax effect on discontinued operations	—
Income from discontinued operations, net of income taxes	1,648

The condensed consolidated statements of cash flows include continuing operations and discontinued operations. The following table summarizes the depreciation and amortization of long-lived assets and change in provision for credit losses related to Discontinued Operations for the three months ended March 31, 2025:

For the three months ended
March 31, 2025
Depreciation and amortization	$52
Change in provision for credit losses, net	111

Note 7 — Prepaid License Rights

The Company evaluates transactions involving the acquisition of intellectual property and other assets to determine the appropriate accounting treatment based on applicable GAAP, including ASC 805, and ASC Topic 340 – Other Assets and Deferred Costs (“ASC 340”). Certain transactions may not meet the criteria for either a business combination or an asset acquisition and are accounted for under other applicable GAAP.

Prepaid License Rights relate to arrangements entered into in 2025 with affiliates of Green Thumb, as further described in Note 8 below.

As of March 31, 2026 and December 31, 2025, prepaid license rights were comprised of the following:

March 31, 2026
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(In thousands)	in Years	Amount	Amortization	Amount
Prepaid License Rights, related party	2 - 5	$54,500	$(8,543)	$45,957

December 31, 2025
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(In thousands)	in Years	Amount	Amortization	Amount
Prepaid License Rights, related party	2 - 5	$54,500	$(5,100)	$49,400

During the three months ended March 31, 2026, the Company recognized amortization expense of $3.4 million related to Prepaid License Rights.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years ending December 31 (In thousands)	Future Amortization Expense
Remaining 2026	$10,520
2027	13,964
2028	12,346
2029	8,784
2030	343
Total	$45,957

Note 8 —Acquisitions

Prepaid License Rights

VCP Transaction

On August 27, 2025, the Company entered into a purchase agreement with VCP23, an indirect wholly-owned subsidiary of Green Thumb, a related party, pursuant to which the Company obtained access to and use of certain intellectual property rights (the “VCP Transaction”) in exchange for cash consideration of $50.0 million.

An affiliate of Green Thumb holds a call option to repurchase some or all of the VCP Transaction intellectual property rights for up to five years from the transaction date upon the occurrence of certain specified eligibility conditions, which are outside of the control of both parties but with likelihood of eligibility greater than remote. Due to changes in legislation around hemp-derived products enacted in November 2025, which are currently expected to become effective in November 2026, one of the eligibility conditions that would permit the repurchase right to become exercisable is likely to be satisfied within the next twelve months. However, satisfaction of such conditions does not obligate Green Thumb or its affiliates to exercise the repurchase option, which remains within their discretion.

Because this call option represents a substantive repurchase right, the arrangement includes terms that preclude the transfer of control and therefore does not meet the criteria for a completed sale and is not accounted for as an asset acquisition under ASC 805. Instead, the Company accounts for the arrangement under other applicable U.S. GAAP, including ASC 340. The related Prepaid License Rights are amortized on a straight-line basis over their estimated useful life.

MC Brands Transaction

On May 20, 2025, the Company entered into a purchase agreement with VCP, an indirect wholly-owned subsidiary of Green Thumb, a related party, pursuant to which the Company obtained access to and use of certain intellectual property rights associated with the incredibles brand (the “MC Brands Transaction”) in exchange for cash consideration of $5.1 million.

An affiliate of Green Thumb holds a call option to repurchase some or all of the MC Brands intellectual property rights for up to five years from the transaction date upon the occurrence of certain specified eligibility conditions. Due to changes in legislation around hemp-derived products enacted in November 2025, which are currently expected to become effective in November 2026, one of the eligibility conditions that would permit the repurchase right to become exercisable is likely to be satisfied within the next twelve months. However, satisfaction of such conditions does not obligate Green Thumb or its affiliates to exercise the repurchase option, which remains within their discretion.

Consistent with the VCP Transaction, this arrangement is not accounted for as an asset acquisition under ASC 805 and is instead accounted for as a prepaid executory contract under ASC 340.

The Company continues to evaluate the impact of regulatory developments related to hemp-derived products on this arrangement. As of March 31, 2026, no additional impairment or changes in accounting conclusions have been recognized.

Note 9 —Debt

The Company’s debt consisted of:

	March 31,	December 31,
(In thousands)	2026	2025
Related party debt:
Convertible Notes	$72,000	$72,000
Total related party debt	72,000	72,000
Less: current portion	(72,000)	(27,000)
Related party debt, net of current	$—	$45,000

Short-term debt:
PPP Loan	$621	$620
Other Notes Payable - Current	—	1
Total short-term debt	$621	$621

Long-term debt:
Convertible Note	$8,000	8,000
Other notes payable	—	—
Total long-term debt	8,000	8,000
Less: current portion	(8,000)	(3,000)
Long-term debt, net of current	$—	$5,000

Convertible Notes

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

On August 25, 2025, the Company issued secured convertible notes with an aggregate original principal amount of $50.0 million (collectively the “August 2025 Notes”) to RSLGH and to certain other third-party accredited investors. The August 2025 Notes are secured obligations of the Company and rank senior to all indebtedness of the Company except for the May 2025, which rank on parity with the August 2025 Notes. The August 2025 Notes will mature on February 25, 2027 and accrue interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March, while the August 2025 Notes are outstanding beginning March 1, 2026. The principal amount of the August 2025 Notes will be payable on the maturity date. The August 2025 Notes may be converted into Common Stock or, at the election of the holder, into pre-funded warrants, with a beneficial ownership limitation for RSLGH of 49.99% and a beneficial ownership limitation for other holders of 4.99%, in each case subject to applicable Nasdaq listing rules. If a holder elects to convert the August 2025 Notes into Common Stock, the conversion price per share will be $29.475, equal to the Minimum Price as such term is defined under Nasdaq Listing Rule 5635 at the time the August 2025 Notes were issued, subject to customary adjustments for certain corporate events. If a holder elects to convert the August 2025 Notes into pre-funded warrants, and for interest payments elected to be paid in the form of pre-funded warrants, the conversion price per pre-funded warrant will be equal to the $29.475 conversion price less than $0.001 exercise price of the warrant. The conversion of the August 2025 Notes into Common Stock and/or pre-funded warrants is subject to certain customary conditions and, to the extent necessary, the receipt of stockholder approval under Nasdaq listing rules.

The May 2025 Notes and August 2025 Notes (together referred to as the “Convertible Notes”) impose certain customary affirmative and negative covenants upon the Company, including covenants relating to ranking and reservation of shares. If an event of default under one or more of the Convertible Notes occurs and is not waived, the holder can elect to accelerate all or a portion of the then-outstanding principal amount of the applicable Note, plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 14% from the date of a default or event of default. The Company was in compliance with these covenants as of March 31, 2026.

The Company determined the Convertible Notes do not contain features that qualify as embedded derivatives in accordance with ASC 815. Borrowings under the Convertible Notes as of March 31, 2026 totaled $80.0 million recorded on the Company’s condensed consolidated balance sheet as Long-term debt, current, $72.0 million of which are considered related party with Green Thumb.

Related party interest expense incurred on the Convertible Notes was approximately $1.8 million for the three months ended March 31, 2026. Related party interest expense was approximately $250 thousand for the three months ended March 31, 2025, primarily related to a note that was entered into in November 2024 and was settled in November 2025.

Interest expense incurred on the Convertible Notes related to unaffiliated third parties amounted to approximately $200 thousand and an immaterial amount for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, future minimum principal payments on all debt positions, excluding accrued interest amounts, were as follows:

(In thousands)	Years ending December 31
Remaining 2026	$30,621
2027	50,000
Total future payments	$80,621

Note 10 — Stockholders’ Equity

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

During the quarter ended March 31, 2026, 142,213 pre-funded warrants were issued in lieu of cash interest payments of $3.8 million, of which 135,836 warrants were issued to RSLGH.

Note 11 — Stock-Based Compensation and Employee Benefit Plans

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards and cash-based awards. As of March 31, 2026, there were 135,065 shares of Common Stock available to be granted under the Company’s 2022 Plan.

The Company’s stock compensation expense from continuing operations was $570 thousand and $587 thousand for the three months ended March 31, 2026 and 2025, respectively.

The Company’s stock compensation expense from discontinued operations was nil and $2 thousand for the three months ended March 31, 2026 and 2025, respectively.

Stock Options

For three months ended March 31, 2026, there were no options granted, exercised, or expired under the Company’s stock option plans. There were 75 options outstanding with a weighted average exercise price of $27 thousand as of both March 31, 2026 and December 31, 2025. There were no unvested options as of March 31, 2026.

As of March 31, 2026, there was no unrecognized compensation expense related to unvested options.

The following table summarizes information about options vested and exercisable at March 31, 2026:

Options Vested and Exercisable
Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
38	4.89	$40,234
34	4.60	$14,208
3	4.33	$4,104

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

The following table presents restricted stock unit activity for the three months ended March 31, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	126,750	$38.08
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2026	126,750	38.08

As of March 31, 2026, total unrecognized compensation expense related to unvested restricted stock units was $3.5 million, which is expected to be recognized over a weighted average period of 1.24 years.

Note 12 — Stock Warrants

The following tables present all warrant activity of the Company for the three months ended March 31, 2026:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding at December 31, 2025	10,892,112	$5.08
Issued	142,213	$0.00
Exercised	—	$—
Canceled	—	$—
Warrants outstanding at March 31, 2026	11,034,325	$5.01

Note 13 — Income Taxes

The Company’s effective income tax rate was 451.3% and 0.0% for the three months ended March 31, 2026 and 2025, respectively. The benefit from income taxes was $25.6 million for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025.

Changes in the provision for (benefit from) income taxes for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 are a result of the Company releasing the valuation allowance against its deferred tax assets.

As of March 31, 2026, the Company released its valuation allowance of $25.6 million following the execution of an amendment to its license agreement with GTI Core on March 31, 2026, which transitioned the Company’s licensing fees to a fixed annual structure. This amendment significantly reduces uncertainty around the Company’s future taxable income projections. Based on sustained projected book and taxable income over the near term, management concluded that sufficient positive evidence exists to determine that its deferred tax assets are more-likely-than-not realizable, and accordingly released the valuation allowance in full during the three months ended March 31, 2026, with the exception of certain state deferred tax assets for which apportionment factors do not support realization in the foreseeable future; the aggregate amount of such state deferred tax assets for which a valuation allowance is maintained is not material. As a result, the income tax benefit recognized for the three months ended March 31, 2026 is attributable to the release of the valuation allowance. Prior to this release, the Company maintained a full valuation allowance against its deferred tax assets due to uncertainty surrounding future income projections.

The utilization of the Company’s net operating loss (“NOL”) carryforwards is subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended and similar provisions in various state jurisdictions due to historical change in ownership provisions (“Ownership Changes”). These limitations may reduce the amount of NOLs available in future periods and may result in the expiration of certain NOLs before they can be utilized. During the quarter ended June 30, 2025, the Company completed an analysis of Ownership Changes, which had not previously been performed. The analysis identified multiple historical ownership changes that significantly limit the utilization of federal and state NOLs through the date of the most recent change on November 5, 2024, subjecting them to a minimal annual limitation. NOLs generated after November 5, 2024 are not currently subject to this limitation and may be available to offset future taxable income, although any future ownership changes could impose additional limitations.

On July 4, 2025, the One Big Beautiful Bill (“OBBA”) was enacted, introducing significant and wide-ranging changes to the U.S. tax system. The bill includes restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property.   Another key point is the return to immediate expensing of domestic research and experimental expenditures (“R&E”) and accelerated tax deductions of R&E that were previously capitalized for large businesses.  The legislation also reinstates EBITDA-based interest deduction for tax purposes. The impacts of the OBBA are reflected in our results for the quarter ended March 31, 2026, and there was no material impact to our income tax expense or effective tax rate.

Note 14 — Net Income (Loss) Per Share

The holders of the Company’s pre-funded warrants are entitled to receive pro rata distributions if the Company declares or makes any dividend or other distribution of its assets to holders of shares of Common Stock, without regard to the beneficial ownership limitation contained in the pre-funded warrants. As a result, the pre-funded warrants are considered participating securities in accordance with ASC 260, Earnings Per Share. In periods in which the Company reports net income, the Company applies the two-class method to compute basic and diluted earnings per share. Under this method, earnings are allocated to Common Stock and participating securities based on their respective rights to receive dividends, as if all undistributed earnings for the period were distributed. The portion of earnings allocated to participating securities is deducted from net income in determining net income attributable to common stockholders for purposes of computing earnings per share. In periods in which the Company reports a net loss, losses are allocated to participating securities only if the security has a contractual obligation to share in losses. As the pre-funded warrants do not contain a contractual obligation to share in losses, no loss was allocated to the pre-funded warrants for the years ended December 31, 2025 and 2024, or for the three months ended March 31, 2025. For the three months ended March 31, 2026, the Company’s net income was allocated in accordance with the two-class method.

The Company computes diluted earnings per share by considering the impact of all potentially dilutive securities and applying the combination of methods that results in the most dilutive outcome in accordance with ASC 260. The Company evaluates the dilutive effect of each class of potential common shares using the treasury stock method, if-converted method, or the two-class method, as applicable. For instruments subject to the two-class method, the Company applies a hybrid approach under which the two-class earnings allocation is applied to the earnings pool adjusted for if-converted and treasury stock method adjustments applicable to other dilutive instruments. The treasury stock method is applied to unvested restricted stock units, the if-converted method is applied to convertible notes, and the two-class method is applied to participating pre-funded warrants. The convertible notes are not considered participating securities, as they do not provide the holder with a current right to participate in dividends or undistributed earnings prior to conversion.

The components of basic and diluted net income (loss) per share were as follows:

	Three months ended March 31,
(In thousands, except share and per share data)	2026	2025
Numerator:
Net income (loss) from continuing operations	$19,922	$(3,274)
Net income from discontinued operations	—	1,648
Minus: net income allocated to participating warrants	(16,641)	—
Numerator for basic EPS - Net income (loss) available for common shareholders	$3,281	$(1,626)

Effect of dilutive securities
Interest expense on Convertible Notes - from continuing operations	$1,480	$—
Reallocation of net income to participating warrants	2,214	—
Numerator for diluted EPS - Net income (loss) available for common shareholders	$6,975	$(1,626)

Denominator:
Denominator for basic EPS - Weighted-average common shares outstanding	2,149,128	1,952,022
Effect of dilutive securities
Unvested restricted stock units	126,750	—
Conversion of Convertible Notes	2,971,433	—
Denominator for diluted EPS - adjusted weighted-average common stock outstanding	5,247,311	1,952,022
Basic net income (loss) per share attributable to common shareholders	$1.53	$(0.83)
Diluted net income (loss) per share attributable to common shareholders	$1.33	$(0.83)

The Company excluded the following potential common stock equivalents, based on amounts outstanding at each period end, from the computation of diluted earnings (loss) per share attributable to common stockholders for the periods presented because their inclusion would have been antidilutive. In addition, the Company’s pre-funded warrants are considered participating securities and are reflected through the application of the two-class method; accordingly, they are not included in the diluted earnings per share denominator in periods in which the two-class method results in the most dilutive outcome.

	Three months ended March 31,
	2026	2025
Shares subject to outstanding warrants	11,034,325	7,576,573
Shares subject to unvested restricted stock units	—	102,132
Shares subject to outstanding stock options	75	90
	11,034,400	7,678,795

Note 15 — Commitments and Contingencies

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

Assets Subject to Contingent Repurchase Rights

Under the purchase agreements for MC Brands Transaction and VCP Transaction, Green Thumb or its affiliates may repurchase some or all of the MC Brands and/or VCP assets within five years of the respective transaction dates upon the occurrence of specified eligibility conditions, all of which are outside the control of both the Company and Green Thumb. The 2026 Appropriations Act includes an amendment to the definition of hemp under the 2018 Farm Bill that, if implemented as enacted, could materially restrict the commercialization of certain hemp-derived THC products beginning 365 days after enactment. If the amendment becomes effective in its current form and is not repealed, replaced, or otherwise modified prior to its effective date, one of the eligibility conditions under the MC Brands and VCP purchase agreements that could permit the repurchase right to become exercisable would be satisfied. However, the exercise of the repurchase option would remain solely within the discretion of Green Thumb or its affiliates. The full eligibility conditions are set forth in the purchase agreements for MC Brands Transaction and VCP Transaction filed on May 22, 2025 and August 27, 2025, respectively.

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

Note 16 — Related Parties

Some of the current and former officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Ben Kovler, RYTHM’s Chairman and Interim Chief Executive Officer also serves as Green Thumb’s Chairman and Chief Executive Officer. RYTHM’s Chief Financial Officer is a Green Thumb employee and provides services under a shared services agreement. Including Mr. Kovler, two of RYTHM’s seven directors are affiliated with Green Thumb. Green Thumb, through its subsidiaries, currently holds approximately 33% of our outstanding shares of Common Stock and beneficially owns 49.99% of our Common Stock, taking into account beneficial ownership limitations contained in the warrants and convertible notes held by subsidiaries of Green Thumb. Of the approximately 11.0 million warrants outstanding as of March 31, 2026, approximately 9.9 million are held by subsidiaries of Green Thumb, subject to 49.99% beneficial ownership limitations. Of the approximately 3.0 million shares or pre-funded warrants that would be issuable upon the conversion (excluding interest) of the Convertible Notes outstanding as of March 31, 2026, approximately 2.7 million are held by subsidiaries of Green Thumb, subject to 49.99% beneficial ownership limitations. The outstanding warrants are entitled to pro rata participation in dividends and other distributions to holders of Common Stock without regard to the beneficial ownership limitation. Additional details regarding the shared services arrangement, convertible notes, and intellectual property and licensing agreements are provided in the sections below.

The following table describes the net activity with entities identified as related parties to the Company:

	Three months ended March 31,
(In thousands)	2026	2025
Green Thumb Industries Inc.	$3,712	$1,556

The net activity of $3.7 million during the three months ended March 31, 2026 consists of $3.1 million of support services performed by Green Thumb on behalf of the Company, $1.8 million interest charges for the Convertible Notes, and $1.4 million non-licensing chargeback expense, offset by $10.0 million Licensing Revenue from Green Thumb. The $1.4 million of non-licensing chargeback expense represents a net amount and includes a $202 thousand inventory purchase from Green Thumb.

Related Party Licensing Revenue

On May 20, 2025, and August 27, 2025, the Company acquired intellectual property rights to the Brand Rights, as part of the related party acquisition of MC Brands and VCP, respectively. In connection with the acquisitions, the Company also licensed the Brand Rights back to a Green Thumb affiliate under license arrangements and recognized related party Licensing Revenue. On March 31, 2026, the Company amended these licensing agreements to replace sales-based royalty consideration with fixed annual fees, effective April 1, 2026. For further discussion on the acquisition and Licensing Revenue, refer to Note 8 and Note 2 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

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

Support Services Agreements

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

On March 21, 2025, the Company entered into a Shared Services Agreement (the “CFO Services Agreement”) with VMS, pursuant to which Brad Asher provides his services as Chief Financial Officer. As consideration for those services, we pay VMS a monthly fee based on its direct costs in providing such services, with a maximum of $72,552 per month. The CFO Services Agreement has a term of one year, is terminable by either party on 90 days’ notice for any or no reason, and will automatically renew for successive one year terms unless terminated by either party at least thirty days prior to the end of the applicable term. As a result of the services provided under the Services Agreement and the CFO Services Agreement, we do not have any direct employees other than our Interim Chief Executive Officer.

Note 17 — Segment Reporting

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Quarterly Report is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities And Exchange Commission (the “SEC”) on March 3, 2026 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Quarterly Report.

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

Overview

RYTHM, Inc. delivers well-being to consumers through its portfolio of hemp-derived THC products and iconic licensed brands. The Company’s portfolio of consumer-packaged goods brands includes RYTHM, incredibles, Dogwalkers, Beboe, &Shine, Doctor Solomon’s, Good Green and Señorita. Our Señorita brand offers consumers hemp-derived tetrahydrocannabinol (“THC”) beverages and are sold at top retailers, online and through direct-to-retail partnerships. The Señorita brand mirrors well-known cocktails like a margarita – in four flavors – classic Lime Jalapeño Margarita, Mango Margarita, Paloma and Ranch Water. Known for its clean, fresh taste and commitment to high-quality, natural ingredients, Señorita offers a low-sugar, low-calorie alternative to alcoholic beverages and is available in seventeen U.S. states and Canada including at top retailers such as Total Wine, ABC Fine Wine & Spirits, and Binny’s. The RYTHM branded beverage comes in two fruit-driven flavors with effect-based ingredients. Both Señorita and RYTHM hemp-derived beverages are available at Chicago’s iconic United Center, based on a partnership announced in January 2026, establishing RYTHM as the venue’s official THC sponsor. Other hemp-derived products including incredibles and Beboe edible products are primarily sold online and through direct-to-retail partnerships. In addition to the sale of hemp-derived products (“Non-licensing Revenue”), we license our brands to be manufactured and distributed in exchange for a licensing fee (“Licensing Revenue”).

RYTHM has also historically been a leading provider of innovative cultivation and extraction solutions for the cannabis industry. Prior to the exit of the extraction business on March 30, 2025, the Company’s comprehensive extraction product line (“the Extraction Business”), which included hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowered cannabis producers to maximize the quantity and quality of extract required for premium concentrates. Additionally, prior to its sale on December 31, 2024, the Company’s proprietary micro-environment-controlled Agrify Vertical Farming Units (“VFUs”) enabled cultivators to produce high quality products for the cannabis industry (the “Cultivation Business”). As the discontinuation of the Extraction Business and the sale of the Cultivation Business represented strategic shifts that had a major effect on our operations and financial results, they have been presented in discontinued operations separate from continuing operations for the three months ended March 31, 2026 and 2025 in our condensed consolidated statements of operations and as of March 31, 2026 and December 31, 2025 in our condensed consolidated balance sheets and applicable footnotes in accordance with ASC 205, Presentation of Financial Statements. Please refer to Item 1 and the notes to the unaudited condensed consolidated financial statements for details on recent developments and significant transactions during the period.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include estimates related to accruals, stock-based compensation expense, recoverability of goodwill, intangible assets, and other assets (prepaid licensing rights), and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions. Refer to Note 1 included elsewhere in the notes to the unaudited condensed consolidated financial statements, for further information.

Results of Operations

We have a history of recurring net losses and have incurred losses to date, except for the three months ended March 31, 2026, during which we recognized net income primarily as a result of a non-cash income tax benefit. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Refer to information provided under the heading “Liquidity and Capital Resources” below for further details.

 Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of continuing operations for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Revenue(1)	$13,286	$538
Cost of goods sold	2,889	448
Gross profit	10,397	90

Selling, general and administrative(2)	14,431	3,791
Total operating expenses	14,431	3,791
Operating loss from continuing operations	(4,034)	(3,701)
Interest (expense) income, net(3)	(1,742)	1
Change in fair value of warrant liabilities	105	407
Other income, net	—	19
Total other (expenses) income, net	(1,637)	427
Loss from continuing operations before income taxes	(5,671)	(3,274)
Income tax benefit	25,593	—
Income (loss) from continuing operations, net of income taxes	19,922	(3,274)
Loss from discontinued operations	—	(1,918)
Gain on disposal of Extraction business	—	3,566
Income from discontinued operations, net of income taxes	—	1,648
Net income (loss)	$19,922	$(1,626)
Net income (loss) per share attributable to Common Stockholders – basic	$1.53	$(0.83)
Net income (loss) per share attributable to Common Stockholders – diluted	$1.33	$(0.83)
Weighted average common shares outstanding - basic	2,149,128	1,952,022
Weighted average common shares outstanding - diluted	5,247,311	1,952,022

(1)	Includes $10.0 million for the three months ended March 31, 2026, and $80 thousand for the three months ended March 31, 2025, in each case from related parties.
(2)	Includes $4.3 million for the three months ended March 31, 2026, and $1.4 million for the three months ended March 31, 2025, in each case from related parties.
(3)	Includes $1.8 million of interest expense for the three months ended March 31, 2026, and $250 thousand for the three months ended March 31, 2025, in each case from a related party.

Revenues

We generate revenue from sales of hemp-derived THC products (non-licensing) and related party Licensing Revenue.

The following table provides a breakdown of our revenue from continuing operations for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(In thousands)	2026	2025	Change	% Change
Non-licensing Revenue	$3,311	$538	$2,773	515%
Licensing Revenue	$9,975	$—	$9,975	—%
Total revenue	$13,286	$538	$12,748	2370%

Revenue increased by $12.7 million for the three months ended March 31, 2026, as compared to the same period in 2025. The comparative increase in revenue was primarily driven by the commencement of Licensing Revenue in May and August 2025 as well as the $2.8 million increase in Non-Licensing Revenue. Of the revenue recognized for the three months ended March 31, 2026, $10.0 million was attributable to related parties, as compared to $80 thousand for the three months ended March 31, 2025.

Cost of Goods Sold

Cost of goods sold represents costs associated with the hemp-derived THC product sales (Non-licensing Revenue).

The following table presents our cost of goods sold from continuing operations for the three months ended March 31, 2026 and 2025, all of which relates to non-licensing revenue:

	Three months ended March 31,
(In thousands)	2026	2025	Change	% Change
Cost of goods sold	$2,889	$448	$2,441	545%

Cost of goods sold increased by $2.4 million for the three months ended March 31, 2026 compared to the same period in 2025. The comparative increase in cost of goods sold is driven by the increased sales of hemp-derived THC products.

Gross Profit

	Three months ended March 31,
(In thousands)	2026	2025	Change	% Change
Gross profit	$10,397	$90	$10,307	11452%

Gross profit totaled $10.4 million, or 78% of total revenue during the three months ended March 31, 2026, compared to a gross profit of $90 thousand, or 17% of total revenue during the three months ended March 31, 2025. The comparative $10.3 million increase in gross profit was primarily driven by the commencement of Licensing Revenue in August 2025.

Selling, General and Administrative

	Three months ended March 31,
(In thousands)	2026	2025	Change	% Change
Selling, general and administrative	$14,431	$3,791	$10,640	281%

Selling, general and administrative (“SG&A”) expenses consist principally of marketing costs and support services performed by Vision Management Services, LLC, a subsidiary of Green Thumb Industries Inc, a related party (“Green Thumb”), pursuant to two shared services agreements, as well as stock-based compensation and travel expenses associated with executive and other administrative functions. Other SG&A expenses include, but are not limited to, professional fees for legal and accounting services and amortization costs.

SG&A expense increased by $10.6 million, or 281%, for the three months ended March 31, 2026, compared to the same period in 2025. The comparative change is primarily attributable to marketing and consulting costs to support the growth of the hemp-derived THC products sales in addition to the presentation of SG&A expense from the Cultivation Business and Extraction Business for the three months ended March 31, 2025 as part of discontinued operations.

Other (Expenses) Income, Net

	Three months ended March 31,
(In thousands)	2026	2025	Change	% Change
Interest (expense) income, net	$(1,742)	$1	$(1,743)	(174300)%
Change in fair value of warrant liabilities	105	407	(302)	(74)%
Other income, net	—	19	(19)	(100)%
Total other (expenses) income, net	$(1,637)	$427	$(2,064)	(483)%

Interest expense, net was $1.7 million for the three months ended March 31, 2026, compared to interest income, net of $1 thousand for the three months ended March 31, 2025. The change is attributable mainly to the increase of $80.0 million new borrowings under the Convertible Notes (as that term is defined under “—Indebtedness” below). Included in interest expense, net for the three months ended March 31, 2026 is $1.8 million of interest expense incurred with a related party and $0.3 million of interest income.

The fair value gain on warrant liabilities decreased by $302 thousand, or 74%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease reflects a smaller reduction in the fair value of warrant liabilities during the current period compared to the prior year period.

Other income, net was nil for the three months ended March 31, 2026, compared to $19 thousand for the same period in 2025.

Income Tax Benefit

Income tax benefit was $25.6 million for the three months ended March 31, 2026, compared to nil for the three months ended March 31, 2025. The increase was attributable to a $25.6 million non-cash income tax benefit resulting from the release of the Company’s valuation allowance against its deferred tax assets. The valuation allowance was released following the execution of an amendment to the Company’s license agreement with GTI Core on March 31, 2026, which transitioned licensing fees to a fixed annual structure and reduced uncertainty in projected future taxable income. Based on this change and sustained projected profitability, management concluded that sufficient positive evidence exists to support the realizability of its deferred tax assets.

Non-GAAP Measures

“EBITDA” and “Adjusted EBITDA” are non-GAAP measures and do not have standardized definitions under GAAP. The following information provides reconciliations of the supplemental non-GAAP financial measures, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the business. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented. EBITDA is calculated as Income (loss) from continuing operations before: net interest (expense) income, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated as EBITDA before stock-based compensation and change in fair value of warrant liabilities.

The following table presents a reconciliation of Income (loss) from continuing operations (GAAP) to non-GAAP Adjusted EBITDA, for the periods presented:

	Three months ended March 31,
	2026	2025
	(unaudited)	(unaudited)

Income (loss) from continuing operations, net of income taxes	$19,922	$(3,274)
Interest expense (income), net	1,742	(1)
Income tax benefit	(25,593)	-
Depreciation and amortization	3,443	336
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	(486)	(2,939)
Stock-based compensation expense	570	589
Change in fair value of warrant liabilities	(105)	(407)
Adjusted EBITDA (non-GAAP measure)	$(21)	$(2,757)

Liquidity and Capital Resources

As of March 31, 2026, our principal sources of liquidity are cash and cash equivalents totaling $33.3 million. Our current working capital needs are to support revenue growth and manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

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

We are required to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt exists when conditions and events, considered in aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the date that the condensed consolidated financial statements are issued.

We have a history of recurring net losses and negative cash flow in operating activities. However, for the three months ended March 31, 2026, the Company generated positive cash flow from operating activities and reported net income which was mainly impacted by a non-cash income tax benefit. We believe our $33.3 million of cash and cash equivalents, anticipated contractual Licensing Revenue and ability to address our Convertible Notes will be sufficient to meet our cash requirements through at least the 12-month period following the date that these condensed consolidated financial statements were issued.

Convertible Notes maturities of $80.0 million exist through February 2027, with $72.0 million held by a subsidiary of Green Thumb, a related party. If the holders of these notes elect to be paid in cash upon maturity could raise substantial doubt about the our ability to continue as a going concern. However, while these contractual maturities require management attention, management believes it is probable that the obligations will be addressed through extension or conversion consistent with historical practice. As such, our financial statements have been prepared on a going concern basis.

Indebtedness

Convertible Notes

On May 22, 2025, we issued secured convertible notes with an aggregate original principal amount of $30.0 million (collectively the “May 2025 Notes”) to RSLGH and to certain other third-party accredited investors. The May 2025 Notes are secured obligations and rank senior to all of our indebtedness except for the August 2025 Notes, which ranks on parity with the May 2025 Notes. The May 2025 Notes will mature on November 22, 2026 and accrue interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March while the May 2025 Notes are outstanding, in pre-funded warrants, beginning September 1, 2025. The principal amount of the May 2025 Notes will be payable on the maturity date. The May 2025 Notes may be converted into Common Stock or, at the election of the holder, into pre-funded warrants, with a beneficial ownership limitation for RSLGH of 49.99% and a beneficial ownership limitation for other holders of 4.99%, in each case subject to applicable Nasdaq listing rules. If a holder elects to convert the May 2025 Notes into Common Stock, the conversion price per share will be $23.53, equal to the most recent closing price of the Common Stock on the Nasdaq Capital Market at the time the May 2025 Notes were issued, subject to customary adjustments for certain corporate events. If a holder elects to convert the May 2025 Notes into pre-funded warrants, and for interest payments payable in the form of pre-funded warrants, the conversion price per pre-funded warrant will be equal to the $23.53 conversion price less than $0.001 exercise price of the warrant. The conversion of the May 2025 Notes into Common Stock and/or pre-funded warrants is subject to certain customary conditions and, to the extent necessary, the receipt of stockholder approval under Nasdaq listing rules.

On August 25, 2025, we issued secured convertible notes with an aggregate original principal amount of $50.0 million (collectively the “August 2025 Notes”) to RSLGH and to certain other third-party accredited investors. The August 2025 Notes are secured obligations and rank senior to all of our indebtedness except for the May 2025 Notes, which rank on parity with the August 2025 Notes. The August 2025 Notes will mature on February 25, 2027 and accrue interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March, while the August 2025 Notes are outstanding beginning March 1, 2026. The principal amount of the August 2025 Notes will be payable on the maturity date. The August 2025 Notes may be converted into Common Stock or, at the election of the holder, into pre-funded warrants, with a beneficial ownership limitation for RSLGH of 49.99% and a beneficial ownership limitation for other holders of 4.99%, in each case subject to applicable Nasdaq listing rules. If a holder elects to convert the August 2025 Notes into Common Stock, the conversion price per share will be $29.475, equal to the Minimum Price as such term is defined under Nasdaq Listing Rule 5635 at the time the August 2025 Notes were issued, subject to customary adjustments for certain corporate events. If a holder elects to convert the August 2025 Notes into pre-funded warrants, and for interest payments elected to be paid in the form of pre-funded warrants, the conversion price per pre-funded warrant will be equal to the $29.475 conversion price less than $0.001 exercise price of the warrant. The conversion of the August 2025 Notes into Common Stock and/or pre-funded warrants is subject to certain customary conditions and, to the extent necessary, the receipt of stockholder approval under Nasdaq listing rules.

The May 2025 Notes and August 2025 Notes (together referred to as “the Convertible Notes”) impose certain customary affirmative and negative covenants upon us, including covenants relating to ranking and reservation of shares. If an event of default under one or more of the Convertible Notes occurs and is not waived, the holder can elect to accelerate all or a portion of the then-outstanding principal amount of the applicable Note, plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 14% from the date of a default or event of default. We were in compliance with these covenants as of March 31, 2026.

Summary Statement of Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(In thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$1,043	$(6,720)
Investing activities	—	—
Financing activities	—	(1)
Net increase (decrease) in cash and cash equivalents	$1,043	$(6,721)

The following discussion explains the major components contributing to the net cash flows from operating, investing, and financing activities for the three months ended March 31, 2026 and 2025, as summarized in the table above. Each section below provides details on the key drivers of the cash inflows and outflows for the respective periods.

Cash Flow from Operating Activities

For the three months ended March 31, 2026, our operating cash flows included a net income of $19.9 million, which included $3.4 million related to depreciation and amortization, $25.6 million non-cash deferred income tax benefit, $750 thousand non-cash interest expenses, $570 thousand of stock-based compensation expense, and $105 thousand gain related to the change in fair value of warrant liabilities. Net cash was increased by changes in operating assets and liabilities of $1.9 million.

For the three months ended March 31, 2025, our operating cash flows included a net loss of $1.6 million, which included $336 thousand related to depreciation and amortization, $589 thousand of stock-based compensation expense, $407 thousand gain related to the change in fair value of warrant liabilities, and $3.6 million gain on disposal of the Extraction Business. Net cash was decreased by changes in operating assets and liabilities of $2.3 million.

Cash Flow from Investing Activities

For the three months ended March 31, 2026 and 2025, there were no cash flows from investing activities.

Cash Flow from Financing Activities

For the three months ended March 31, 2026, there were no cash flows from financing activities.

For the three months ended March 31, 2025, net cash provided by financing activities was due to immaterial repayments of notes payable.

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

Critical Accounting Policies and Estimates

Part I, Item, 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, Management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the caption Legal Proceedings in Note 15 - Commitments and Contingencies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which information is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of the 10-K.  The risks described in this Quarterly Report and in the 10-K, among others, could materially and adversely affect our business, reputation, financial condition, results of operations, and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2026, we issued 63,754 pre-funded warrants as payments of interest pursuant to the May 2025 Notes with an effective conversion price of $23.53. On March 9, 2026, we issued 78,459 pre-funded warrants to RSLGH as payment of interest pursuant to the August 2025 Note held by RSLGH with an effective conversion price of $29.475. The pre-funded warrants have an exercise price of $0.001 per share. The offers, sales and issuances of the securities described in this Item 2 were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the three months ended March 31, 2026.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment to Trademark and Recipe License Agreement, dated March 31, 2026, by and between VCP IP Holdings, LLC and GTI Core, LL (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2026).
10.2	Amendment to Amended and Restated Trademark and Recipe License Agreement, dated March 31, 2026, by and between MC Brands LLC and GTI Core, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2026).
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1**	Section 1350 Certification of principal executive officer
32.2**	Section 1350 Certification of principal financial and accounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYTHM, INC.

Date: May 5, 2026	By:	/s/ Benjamin Kovler
Benjamin Kovler
Chairman and Interim Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Brad Asher
Brad Asher
Chief Financial Officer
(Principal Financial and Accounting Officer)