Form 10-Q
period 2026-06-30
RYTHM, Inc.
filed 2026-08-04
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 4, 2026, the registrant had 2,179,128 shares of Common Stock, $0.001 par value per share outstanding.

i

Item 1. Financial Statements

RYTHM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$41,915	$32,218
Accounts receivable, net(1)	7,920	9,317
Inventory, net(2)	2,747	4,045
Prepaid expenses and other current assets	3,813	1,970
Total current assets	56,395	47,550
Goodwill	9,713	9,713
Related party prepaid license rights	42,475	49,400
Deferred tax assets	26,798	—
Non-current assets associated with discontinued operations	—	14
Total assets	$135,381	$106,677
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable(3)	$2,671	$2,340
Accrued expenses and other current liabilities(4)	10,133	7,917
Long-term debt, current	8,623	3,621
Related party debt, current	72,000	27,000
Current liabilities associated with discontinued operations	2,043	2,082
Total current liabilities	95,470	42,960
Warrant liabilities(5)	824	697
Long-term debt, net of current	—	5,000
Related party debt, net of current	—	45,000
Total liabilities	96,294	93,657
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common Stock, $0.001 par value per share, 35,000,000 shares authorized; 2,179,128 and 2,149,128 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	2	2
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	358,779	353,818
Accumulated deficit	(319,694)	(340,800)
Total stockholders’ equity	39,087	13,020
Total liabilities and stockholders’ equity	$135,381	$106,677

(1)	Includes $5.9 million and $7.0 million from related parties as of June 30, 2026 and December 31, 2025, respectively.

(2)	Includes $407 thousand and $392 thousand from a related party as of June 30, 2026 and December 31, 2025, respectively.

(3)	Includes $221 thousand and $152 thousand due to related parties as of June 30, 2026 and December 31, 2025, respectively.

(4)	Includes $4.3 million and $4.7 million due to related parties as of June 30, 2026 and December 31, 2025, respectively.

(5)	As of June 30, 2026 and December 31, 2025, the number of outstanding warrants subject to liability classification was 40,017, of which 15,394 were held by RSLGH, LLC (“RSLGH”) a related party.

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYTHM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue(1)	$23,021	$2,042	$36,307	$2,580
Cost of goods sold	4,485	1,360	7,374	1,808
Gross profit	18,536	682	28,933	772

Selling, general and administrative(2)	16,600	7,480	31,031	11,271
Total operating expenses	16,600	7,480	31,031	11,271

Operating income (loss) from continuing operations	1,936	(6,798)	(2,098)	(10,499)

Interest expense, net(3)	(1,727)	(291)	(3,469)	(290)
(Loss) gain in fair value of warrant liabilities	(232)	(115)	(127)	292
Other income (expense), net	2	(1)	2	18
Total other (expenses) income, net	(1,957)	(407)	(3,594)	20

Loss from continuing operations before income taxes	(21)	(7,205)	(5,692)	(10,479)
Income tax benefit	1,205	—	26,798	—
Income (loss) from continuing operations, net of income taxes	1,184	(7,205)	21,106	(10,479)

Loss from discontinued operations	—	(123)	—	(2,041)
(Loss) gain on disposal of Extraction business	—	(32)	—	3,534
Loss (income) from discontinued operations, net of income taxes	—	(155)	—	1,493

Net income (loss)	1,184	(7,360)	21,106	(8,986)

Net income (loss) per share:
Basic income (loss) per share
Continuing operations	$0.09	$(3.66)	$1.61	$(5.35)
Discontinued operations	—	(0.08)	—	0.76
Net income (loss) per share attributable to Common Stockholders – basic	$0.09	$(3.74)	$1.61	$(4.59)

Diluted income (loss) per share
Continuing operations	$0.09	$(3.66)	$1.49	$(5.35)
Discontinued operations	—	(0.08)	—	0.76
Net income (loss) per share attributable to Common Stockholders – diluted	$0.09	$(3.74)	$1.49	$(4.59)

Weighted average common shares outstanding - basic	2,155,721	1,965,425	2,152,443	1,958,724
Weighted average common shares outstanding - diluted	2,283,971	1,965,425	5,252,126	1,958,724

(1)	Includes $17.7 million and $27.7 million for the three and six months ended June 30, 2026, and $264 thousand and $265 thousand for the three and six months ended June 30, 2025, in each case from related parties.

(2)	Includes $5.9 million and $10.2 million for the three and six months ended June 30, 2026, and $2.8 million and $4.2 million for the three and six months ended June 30, 2025, in each case from related parties.

(3)	Includes $1.8 million and $3.6 million of interest expense for the three and six months ended June 30, 2026, and $548 thousand and $798 thousand for the three and six months ended June 30, 2025, in each case from a related party.

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYTHM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2025	1,952,032	$2	$335,400	$(307,313)	$28,089
Stock-based compensation	—	—	589	—	589
Cancellation of common shares	(18)	—	—	—	—
Impairment of non-controlling interests	—	—	—	(230)	(230)
Net loss	—	—	—	(1,626)	(1,626)
Balance at March 31, 2025	1,952,014	$2	$335,989	$(309,169)	$26,822
Stock-based compensation	—	—	515	—	515
Issuance of vested RSUs, net of shares held back to offset tax	50,554	—		—	—
Issuance and accrual of pre-funded warrants in lieu of cash interest payments on related party debt	—	—	510	—	510
Issuance and accrual of pre-funded warrants in lieu of cash interest payments	—	—	476	—	476
Net loss	—	—	—	(7,360)	(7,360)
Balance at June 30, 2025	2,002,568	$2	$337,490	$(316,529)	$20,963

	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2026	2,149,128	$2	$353,818	$(340,800)	$13,020
Stock-based compensation	—	—	570	—	570
Issuance and accrual of pre-funded warrants in lieu of cash interest payments on related party debt	—	—	2,988	—	2,988
Issuance and accrual of pre-funded warrants in lieu of cash interest payments	—	—	75	—	75
Net income	—	—	—	19,922	19,922
Balance at March 31, 2026	2,149,128	$2	$357,451	$(320,878)	$36,575
Stock-based compensation	—	—	578	—	578
Issuance of vested RSUs, net of shares held back to offset tax	30,000	—	—	—	—
Issuance or accrual of pre-funded warrants in lieu of cash interest payments on related party debt	—	—	675	—	675
Issuance or accrual of pre-funded warrants in lieu of cash interest payments	—	—	75	—	75
Net income	—	—	—	1,184	1,184
Balance at June 30, 2026	2,179,128	$2	$358,779	$(319,694)	$39,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYTHM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$21,106	$(8,986)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,925	735
Non-cash interest expense	1,502	164
Non-cash tax benefit from release of valuation allowance	(26,798)	—
Lease expense	14	85
Impairment of right-of-use assets	—	24
Stock-based compensation expense	1,148	1,104
Change in fair value of warrant liabilities	127	(292)
Change in provision for credit losses, net	(25)	52
Change in provision for inventory	137	112
Gain on disposal of property and equipment	—	(2)
Gain on disposal of Extraction business	—	(3,534)
Changes in operating assets and liabilities:
Accounts receivable	230	(812)
Accounts receivable - related party	1,092	—
Inventory	1,161	(610)
Prepaid expenses and other current assets	(1,843)	(903)
Accounts payable	(221)	(324)
Accounts payable - related party	69	—
Accrued expenses and other current liabilities	1,690	(943)
Accrued expenses and other current liabilities - related party	3,421	—
Operating lease liabilities	(38)	(104)
Contract liabilities	—	(1,167)
Other liabilities	—	263
Net cash and cash equivalents provided by (used in) operating activities	9,697	(15,138)

Cash flows from investing activities:
Related party acquisition of MC Brands	—	(5,075)
Net cash and cash equivalents used in investing activities	—	(5,075)

Cash flows from financing activities:
Proceeds from related party notes	—	27,000
Proceeds from notes payable	—	3,000
Repayments of notes payable	—	(1)
Net cash and cash equivalents provided by financing activities	—	29,999

Net increase in cash and cash equivalents	9,697	9,786
Cash and cash equivalents at the beginning of period	32,218	31,170
Cash and cash equivalents at the end of period	$41,915	$40,956

Supplemental disclosures
Cash paid for interest	257	518
Supplemental disclosure of non-cash investing and financing activities
Issuance of pre-funded warrants in lieu of related party cash interest	$2,313	$510
Accrued pre-funded warrants in lieu of cash interest	$—	$476
Reclassification of accounts payable to notes payable	$—	$99

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYTHM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Overview, Basis of Presentation and Significant Accounting Policies

Description of Business

RYTHM, Inc. (formerly Agrify Corporation) (together with its subsidiaries, the “Company” or “RYTHM”) delivers well-being to consumers through its portfolio of hemp-derived tetrahydrocannabinol (“THC”) products and iconic licensed brands. The Company’s portfolio of consumer-packaged goods brands includes RYTHM, incredibles, Dogwalkers, Beboe, &Shine, Doctor Solomon’s, Good Green and Señorita. The Señorita brand offers consumers hemp-derived tetrahydrocannabinol (“THC”) beverages that mirror well-known cocktails like a margarita – in four flavors – classic Lime Jalapeño Margarita, Mango Margarita, Paloma and Ranch Water. Known for its clean, fresh taste and commitment to high-quality, natural ingredients, Señorita offers a low-sugar, low-calorie alternative to alcoholic beverages and is available in eighteen U.S. states and Canada including at top retailers such as Total Wine, ABC Fine Wine & Spirits, and Binny’s. The RYTHM branded beverage comes in two fruit-driven flavors with effect-based ingredients. Both Señorita and RYTHM hemp-derived beverages are available at Chicago’s iconic United Center, based on a partnership announced in January 2026, establishing the Company as the venue’s official THC sponsor. Other hemp-derived products including incredibles and Beboe edible products are primarily sold online and through direct-to-retail partnerships. In addition to the sale of hemp-derived products (“Non-licensing Revenue”), the Company licenses its brands to be manufactured and distributed in exchange for a licensing fee (“Licensing Revenue”). Throughout these unaudited condensed consolidated financial statements, the terms “intellectual property”, “intellectual property rights”, “brands”, “trademarks”, “tradenames”, “brand rights” and “Prepaid License Rights” are used interchangeably.

The Company was historically a leading provider of innovative cultivation and extraction solutions for the cannabis industry. Prior to the exit of the extraction business on March 30, 2025, the Company’s comprehensive extraction product line (“the Extraction Business”), which included hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowered cannabis producers to maximize the quantity and quality of extract required for premium concentrates. Additionally, prior to its sale on December 31, 2024, the Company’s proprietary micro-environment-controlled Agrify Vertical Farming Units (“VFUs”) enabled cultivators to produce high quality products.

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

The Company has thirteen wholly-owned consolidated subsidiaries, which are collectively referred to as the “Subsidiaries,” seven of which are included in discontinued operations.

On December 12, 2024, the Company acquired certain assets from Double or Nothing, LLC (“Double or Nothing”), the owner and creator of the Señorita brand of hemp-derived drinks as part of the Company’s strategic plan to reposition itself as a distributor of hemp-derived THC beverages and similar products.

On December 31, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with CP Acquisitions, LLC (“CP”), an entity affiliated with Raymond Chang, the Company’s former Chairman and Chief Executive Officer. Under the Purchase Agreement, CP acquired assets from the Company relating to the Company’s VFUs, including the related Agrify total-turnkey (“TTK”) solution assets and Agrify InsightsTM software solutions (collectively the “Cultivation Business”). The sale of the Cultivation Business occurred following signing on December 31, 2024. The results of the Cultivation Business are presented as discontinued operations in the Condensed Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Cultivation Business associated with discontinued operations in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025. For further discussion on the discontinued operations, refer to Note 6 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

On March 30, 2025, the Company approved the winding down of the Extraction Business by March 31, 2025, including but not limited to, the sale or other disposal of all remaining assets constituting the Extraction Business, the cessation of all business operations related to the Extraction Business, the termination of any outstanding contracts related to the Extraction Business, and termination of any employees primarily involved in the Extraction Business. The results of the Extraction Business are presented as discontinued operations in the Condensed Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Extraction Business associated with discontinued operations in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025. For further discussion on the discontinued operations, refer to Note 6 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

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

Although we believe there is currently a growing market for hemp-derived THC products as consumers continue to migrate away from traditional beer and wine products, the regulatory landscape governing such products is becoming increasingly complex and uncertain across multiple dimensions. At the federal level, legislation passed on November 12, 2025 to reopen the U.S. federal government, the Continuing Appropriations and Extensions Act of 2026, contained a provision that would materially alter the federal definition of hemp-derived products. Upon effectiveness (November 12, 2026), such products may not contain more than 0.4 milligrams of total THC per container. Our current hemp-derived THC products exceed these limits and, unless this legislation is amended prior to its effective date, we believe it could require us to significantly reformulate or discontinue our current hemp-derived THC product lines or move to produce the products in Drug Enforcement Administration (“DEA”) registered state-licensed medical marijuana facilities deemed legal under federal law, which would significantly increase our expenses and limit our distribution channels.

Federal cannabis rescheduling developments also introduce additional complexity. The DEA’s April 2026 actions placed certain Federal Drug Administration-approved marijuana products and qualifying state-licensed medical marijuana products in Schedule III of the Controlled Substances Act (“CSA”) but expressly left hemp outside its scope. Ongoing Administrative Law Judge proceedings addressing the broader scheduling status of marijuana, including marijuana products and activities not covered by the April 2026 actions, could further alter the federal regulatory framework in ways that may have downstream implications for hemp-derived THC products that are difficult to predict. Concurrently, states and municipalities are increasingly enacting or enforcing laws governing hemp-derived THC products, including potency caps, labeling requirements, age restrictions, and outright prohibitions, creating additional operational and compliance uncertainty for the Company. The ultimate impact of these federal legislative, regulatory, and state and local developments on the Company’s hemp-derived THC product lines will depend on future legislative and administrative action at each level of government and remains uncertain at this time.

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

As the sale of the Cultivation Business and the exit of the Extraction Business represented strategic shifts that will have a major effect on the Company’s operations and financial results, they have been presented in discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, separate from continuing operations for the three months and six months ended June 30, 2026 and 2025, in the Company’s condensed consolidated statement of operations and applicable footnotes, and as of June 30, 2026 and December 31, 2025, in the Company’s condensed consolidated balance sheets, as applicable. For further discussion, refer to Note 6 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

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

For the three months ended June 30, 2026, the Company had one related party customer that accounted for 77% of the total revenue from continuing operations. For the three months ended June 30, 2025, one related-party customer and one third-party customer each accounted for 10% or more of total revenue from continuing operations, representing 13% and 38% of total revenue from continuing operations, respectively.

For the six months ended June 30, 2026, one related-party customer accounted for 76% of total revenue from continuing operations. For the six months ended June 30, 2025, three third-party customers each accounted for 10% or more of total revenue from continuing operations, representing between 11% and 30% of total revenue from continuing operations.

As of June 30, 2026 and December 31, 2025, one related-party customer accounted for 73% and 75% of the Company’s accounts receivable, respectively.

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

Warrant Liabilities

The Company evaluates all its financial instruments, including issued private placement stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock among other conditions for equity classification.

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

The Company classifies stock-based compensation expense within the unaudited condensed consolidated statements of operations based on the function performed by the award recipient, consistent with the classification of the recipient’s other compensation costs.

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

Revenue Recognition

Overview

The Company generates revenue from continuing operations through the sale of hemp-derived THC products (Non-licensing Revenue) and Licensing Revenue. The Company licenses intellectual property to a related party. Prior to April 1, 2026, these arrangements provided for sales-based royalties and licensing revenue was recognized in accordance with ASC Topic 606 Revenue Recognition (“ASC 606”), specifically, the sales-based royalty exception, through March 31, 2026.

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

Effective April 1, 2026, the Company amended its licensing agreements with subsidiaries of Green Thumb to replace sales-based royalty consideration with fixed annual fees. Under the amended terms, the Company is entitled to aggregate fixed payments of $70 million per year, subject to annual escalation based on a two times multiple of changes in the CPI beginning January 1, 2027, subject to a maximum year-over-year increase of 10%. The Company recognizes this revenue on a ratable basis over the license term as the licensees receive continuous access to the intellectual property.

For the purposes of ASC 606, the transaction price for these arrangements includes fixed consideration and variable consideration related to CPI-based adjustments. Per ASC 606, variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue will not occur. As of June 30, 2026, CPI-based adjustments are considered constrained and are therefore excluded from the transaction price and will be recognized as revenue in the period in which the uncertainty is resolved.

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

Rights of Return

In connection with the pending federal ban on hemp-derived THC products effective November 12, 2026, the Company is monitoring the potential effect on its distribution agreements. Under the Company’s distribution agreements, distributors retain the contractual right to require the Company to repurchase product in the event of a regulatory recall or product ban, which represents variable consideration under ASC 606. Consistent with ASC 606-10-55-23, the Company recognizes revenue only to the extent it is probable that a significant reversal in cumulative revenue recognized will not occur. The Company recognizes a refund liability representing the portion of consideration received that it expects to refund. Management is currently evaluating the timing and measurement of expected repurchases under these contractual provisions. Management evaluated the timing and measurement of expected repurchases under these contractual provisions and determined that no liability was required as of June 30, 2026.

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

The provision for income taxes represents federal, state and local income taxes. The effective rate differs from statutory rates due to the Company’s release of valuation allowance during the six months ended June 30, 2026 that was previously offsetting deferred tax assets. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition or re-measurement of a tax position taken in a prior annual period is recognized separately in the quarter of the change.

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

Recently Adopted Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, Debt with Conversion and Other Options (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06, Debt - Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity. The Company adopted this new standard on January 1, 2026 on a prospective basis and the adoption of ASU 2024-04 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recently Announced Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This guidance requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. This ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and related disclosures.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”), which includes various amendments to the FASB Accounting Standards Codification intended to clarify, correct, and improve existing guidance. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2025-12 may have on its financial statement presentation and disclosures.

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

The Company has a history of recurring net losses and negative cash flow in operating activities. However, for the six months ended June 30, 2026, the Company generated positive cash flow from operating activities and reported net income primarily as a result of a non-cash income tax benefit. Management believes that the Company’s $41.9 million of cash and cash equivalents, anticipated contractual Licensing Revenue and ability to address outstanding Convertible Notes will be sufficient to meet its cash requirements through at least the 12-month period following the date that these condensed consolidated financial statements were issued.

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

For the three and six months ended June 30, 2026, the Company generated revenue from continuing operations from hemp-derived product sales (Non-licensing Revenue) and Licensing Revenue. Hemp-derived product sales revenue is recognized at a point-in-time when control transfers to the customer.

Licensing Revenue prior to April 1, 2026 was sales-based and recognized over time as the underlying sales occurred in accordance with the terms of the related party license agreements, which commenced in May 2025. Effective April 1, 2026, the licensing arrangements were amended to provide for a fixed annual fee and Licensing Revenue is recognized on a ratable basis over the license term. For the three and six months ended June 30, 2025, Non-Licensing Revenue from continuing operations is transferred at a point-in-time and relates to hemp-derived beverages.

The following table provides the Company’s revenue from continuing operations disaggregated by revenue type:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Non-licensing Revenue	$5,521	$1,794	$8,832	$2,332
Licensing Revenue	17,500	248	27,475	248
Total revenue	$23,021	$2,042	$36,307	$2,580

As of June 30, 2026, the aggregate amount of contractual Licensing Revenue allocated to remaining performance obligations is approximately $290.9 million. This represents fixed fees through August 27, 2030, reflecting the period prior to which neither party may terminate unilaterally; mutual termination remains available throughout the term. The Company expects to recognize this amount as revenue ratably over that period. The Company excluded variable consideration related to CPI-based fee escalators from the total remaining performance obligations.

Note 3 — Supplemental Condensed Consolidated Balance Sheet Information

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026	December 31, 2025
Accounts receivable, gross	$8,277	$9,699
Less allowance for credit losses	(357)	(382)
Accounts receivable, net	$7,920	$9,317

The movement of the Company’s credit losses accounts were as follows:

(In thousands)	Six months ended June 30, 2026	Year ended December 31, 2025
Allowance for credit losses - beginning of period	$382	$—
(Recovery of) Provision allowance for credit losses	(25)	382
Write-offs of uncollectible accounts	—	—
Allowance for credit losses - end of period	$357	$382

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026	December 31, 2025
Prepaid marketing	$3,057	$1,259
Prepaid expenses, other	572	589
Income tax receivable	132	—
Prepaid insurance	52	122
Total prepaid expenses and other current assets	$3,813	$1,970

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(In thousands)	2026	2025
Accrued consulting fee	$3,654	$3,118
Accrued marketing fee	3,336	1,021
Accrued interest expense	1,667	1,736
Compensation related fees	294	522
Accrued professional fees	238	248
Litigation reserve	223	570
Accrued distributor termination fee	160	—
Accrued fulfillment and manufacturing related costs	124	342
Other current liabilities	437	360
Total accrued expenses and other current liabilities	$10,133	$7,917

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

The Company has certain financial instruments which consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, operating lease liabilities, long-term debt, related party debt, and warrant liabilities. Fair value information for each of these instruments as well as other balances of the Company are as follows:

●	Cash and cash equivalents, accounts payable, and accrued expenses approximate their fair value based on the short-term nature of these instruments.

●	Accounts receivable are presented net of an allowance for estimated credit losses, which approximates fair value.

●	The carrying value of lease liabilities approximates fair value due to the implicit discount rates used in the determination of the lease liabilities being consistent with the Company’s incremental borrowing rates at the time of lease inception and accounting for the duration of the leases.

●	Long-term debt and related party debt, including the debt that has undergone troubled debt restructuring, is carried at amortized cost, dictated by the prevailing market interest rates at the time of each transaction in accordance with ASC Topic 470, Debt (“ASC 470”).

●	The Company’s warrant liabilities are marked-to-market for each reporting period with the changes in fair value of warrant liabilities recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations until the warrants are exercised. The fair value of the warrant liabilities are estimated using a Black-Scholes option-pricing model.

At June 30, 2026 and December 31, 2025, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2026				December 31, 2025
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$—	$—	$824	$824	$—	$—	$697	$697
Total liabilities	$—	$—	$824	$824	$—	$—	$697	$697

Warrant Liabilities

The estimated fair value of the warrant liabilities on June 30, 2026 and December 31, 2025 is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values that represent the Company’s best estimate. The volatility rate is determined utilizing the Company’s own share price and the share price of competitors over time. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The following table summarizes the Company’s assumptions used in the valuations as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Stock price	$25.48	$21.34
Exercise price	$0.14 - $22,440	$0.14 - $22,440
Expected term (in Years)	0.58 - 1.64	1.08 - 2.14
Volatility	159.4%	163.0%
Discount rate - treasury yield	3.98 - 4.06%	3.47 - 3.48%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the six months ended June 30, 2026 and for the year ended December 31, 2025:

	Six months ended June 30, 2026	For the year ended December 31, 2025
Warrant liabilities - beginning of period	$697	$996
Change in estimated fair value	127	(299)
Warrant liabilities end of period	$824	$697

As of June 30, 2026 and December 31, 2025, the number of outstanding warrants subject to liability classification was 40,017, of which 15,394 are held by RSLGH, LLC (“RSLGH”), a related party and wholly-owned subsidiary of Green Thumb.

Note 5 — Inventory, Net

Inventories are stated at the lower of cost or net realizable value, with cost principally determined by the weighted-average cost method. Such costs include the acquisition cost for raw materials and operating supplies. The Company’s standard payment terms with suppliers may require making payments in advance of delivery of the Company’s products.

Inventory consisted of the following related to hemp-derived THC products as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026	December 31, 2025
Finished goods	$2,267	$3,108
Raw materials	662	947
Packaging materials	507	542
Inventory, gross	3,436	4,597
Inventory reserves	(689)	(552)
Total inventory, net	$2,747	$4,045

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

Note 6 — Discontinued Operations

Cultivation Business Discontinued Operations

On December 31, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with CP, an entity affiliated with Raymond Chang, the Company’s former Chairman and Chief Executive Officer. Under the Purchase Agreement, CP acquired assets from the Company relating to the Company’s vertical farming unit business, including the related “Cultivation Business”. The consideration for the sale included the assumption by CP of certain secured indebtedness and other liabilities related to the Cultivation Business. The disposition resulted in a loss on sale of $11.9 million, which was recorded in net loss from discontinued operations for the year ended December 31, 2024. As of June 30, 2026, the Company has no material remaining assets or liabilities, nor any ongoing involvement related to the Cultivation Business. For the three and six months ended June 30, 2026, the Company has no material results of operations related to the Cultivation Business.

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

In connection with the discontinuation of its legacy Extraction Business, the Company continues to carry certain liabilities, including accounts payable and other current liabilities of $0.6 million and $1.5 million, respectively, as of June 30, 2026. These balances represent historical obligations for which there has been limited collection activity. The Company believes the amounts may be owed and therefore has classified them as current liabilities; however, the timing and likelihood of settlement remain uncertain. The Company evaluates these balances periodically and will derecognize such obligations when it determines that settlement is no longer probable, including consideration of applicable statutes of limitations, which may extend for several years.

For the three and six months ended June 30, 2026, the Company has no material results of operations related to the Extraction Business.

As of December 31, 2025, assets associated with Discontinued Operations consisted of operating lease right-of-use assets of $14 thousand. Liabilities associated with Discontinued Operations totaled $2.1 million, consisting of accounts payable of $0.6 million, accrued expenses and other current liabilities of $1..5 million, and current operating lease liabilities of $38 thousand.

The following table summarizes the Company’s income from Discontinued Operations for the three and six months ended June 30, 2025:

	Three months ended June 30, 2025	Six months ended June 30, 2025
Revenue	$18	$1,187
Cost of goods sold	15	1,835
Gross profit (loss)	3	(648)

Selling, general and administrative	126	1,371
Impairment of right-of-use assets	—	24
Gain on disposal on property and equipment	—	(2)
Total operating expenses	126	1,393

Operating loss from discontinued operations	(123)	(2,041)

Other (Expense) Income
(Loss) gain on disposal of Extraction business	(32)	3,534
Total other (expense) income	(32)	3,534

Net (loss) income from discontinued operations	(155)	1,493
Income tax effect on discontinued operations	—	—
Loss (Income) from discontinued operations, net of income taxes	(155)	1,493

The condensed consolidated statements of cash flows include continuing operations and discontinued operations. The following table summarizes the depreciation and amortization of long-lived assets and change in provision for credit losses related to Discontinued Operations for the three and six months ended June 30, 2025:

Six months ended June 30, 2025
Depreciation and amortization	$52
Change in provision for credit losses, net	53

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

Prepaid License Rights relate to arrangements entered into in 2025 with affiliates of Green Thumb, as further described in Note 8 below.

As of June 30, 2026 and December 31, 2025, prepaid license rights were comprised of the following:

June 30, 2026
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(In thousands)	in Years	Amount	Amortization	Amount
Prepaid License Rights, related party	2 - 5	$54,500	$(12,025)	$42,475

December 31, 2025
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(In thousands)	in Years	Amount	Amortization	Amount
Prepaid License Rights, related party	2 - 5	$54,500	$(5,100)	$49,400

During the three and six months ended June 30, 2026, the Company recognized amortization expense of $3.5 million and $6.9 million, respectively, related to Prepaid License Rights.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years ending December 31 (In thousands)	Future Amortization Expense
Remaining 2026	$7,038
2027	13,964
2028	12,346
2029	8,784
2030	343
Total	$42,475

Note 8 —Acquisitions

Prepaid License Rights

VCP Transaction

On August 27, 2025, the Company entered into a purchase agreement with VCP23, an indirect wholly-owned subsidiary of Green Thumb, a related party, pursuant to which the Company obtained access to and use of certain intellectual property rights (the “VCP Transaction”) in exchange for cash consideration of $50.0 million.

An affiliate of Green Thumb holds a call option to repurchase some or all of the VCP Transaction intellectual property rights for up to five years from the transaction date upon the occurrence of certain specified eligibility conditions, which are outside of the control of both parties but with a likelihood of eligibility greater than remote. Due to changes in legislation around hemp-derived products enacted in November 2025, which are currently expected to become effective in November 2026, one of the eligibility conditions that would permit the repurchase right to become exercisable is likely to be satisfied upon effectiveness in November 2026. However, satisfaction of such conditions does not obligate Green Thumb or its affiliates to exercise the repurchase option, which remains within their discretion.

Because this call option represents a substantive repurchase right, the arrangement includes terms that preclude the transfer of control and therefore does not meet the criteria for a completed sale and is not accounted for as an asset acquisition under ASC 805. The Company accounts for the arrangement as a prepaid executory contract under ASC 340. The related Prepaid License Rights are amortized on a straight-line basis over their estimated useful life.

MC Brands Transaction

On May 20, 2025, the Company entered into a purchase agreement with VCP, an indirect wholly-owned subsidiary of Green Thumb, a related party, pursuant to which the Company obtained access to and use of certain intellectual property rights associated with the “MC Brands Transaction” in exchange for cash consideration of $5.1 million.

An affiliate of Green Thumb holds a call option to repurchase some or all of the MC Brands intellectual property rights for up to five years from the transaction date upon the occurrence of certain specified eligibility conditions. Due to changes in legislation around hemp-derived products enacted in November 2025, which are currently expected to become effective in November 2026, one of the eligibility conditions that would permit the repurchase right to become exercisable is likely to be satisfied upon effectiveness in November 2026. However, satisfaction of such conditions does not obligate Green Thumb or its affiliates to exercise the repurchase option, which remains within their discretion.

Consistent with the VCP Transaction, this arrangement is not accounted for as an asset acquisition under ASC 805 and is instead accounted for as a prepaid executory contract under ASC 340.

The Company continues to evaluate the impact of regulatory developments related to hemp-derived products on this arrangement. As of June 30, 2026, no additional impairment or changes in accounting conclusions have been recognized.

Note 9 —Debt

The Company’s debt consisted of:

(In thousands)	June 30, 2026	December 31, 2025
Related party debt:
Convertible Notes	$72,000	$72,000
Total related party debt	72,000	72,000
Less: current portion	(72,000)	(27,000)
Related party debt, net of current	$—	$45,000

Short-term debt:
PPP Loan	$623	$620
Convertible Note - Current	—	1
Total short-term debt	$623	$621

Long-term debt:
Convertible Note	$8,000	8,000
Total long-term debt	8,000	8,000
Less: current portion	(8,000)	(3,000)
Long-term debt, net of current	$—	$5,000

Convertible Notes

On May 22, 2025, the Company issued secured convertible notes with an aggregate original principal amount of $30.0 million (collectively the “May 2025 Notes”) to RSLGH and to certain other third-party accredited investors. The May 2025 Notes are secured obligations of the Company and rank senior to all indebtedness of the Company except for the August 2025 Notes, which ranks on parity with the May 2025 Notes. The May 2025 Notes will mature on November 22, 2026 and accrue interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March while the May 2025 Notes are outstanding, in pre-funded warrants, beginning September 1, 2025. The principal amount of the May 2025 Notes will be payable on the maturity date. The May 2025 Notes may be converted into Common Stock or, at the election of the holder, into pre-funded warrants, with a beneficial ownership limitation for RSLGH of 49.99% and a beneficial ownership limitation for other holders of 4.99%, in each case subject to applicable Nasdaq listing rules. If a holder elects to convert the May 2025 Notes into Common Stock, the conversion price per share will be $23.53, equal to the most recent closing price of the Common Stock on the Nasdaq Capital Market at the time the May 2025 Notes were issued, subject to customary adjustments for certain corporate events. If a holder elects to convert the May 2025 Notes into pre-funded warrants, and for interest payments payable in the form of pre-funded warrants, the conversion price per pre-funded warrant will be equal to the $23.53 conversion price less than the $0.001 exercise price of the warrant. The conversion of the May 2025 Notes into Common Stock and/or pre-funded warrants is subject to certain customary conditions and, to the extent necessary, the receipt of stockholder approval under Nasdaq listing rules.

On August 25, 2025, the Company issued secured convertible notes with an aggregate original principal amount of $50.0 million (collectively the “August 2025 Notes” and, together with the May 2025 Notes, the “Convertible Notes”) to RSLGH and to certain other third-party accredited investors. The August 2025 Notes are secured obligations of the Company and rank senior to all indebtedness of the Company except for the May 2025, which rank on parity with the August 2025 Notes. The August 2025 Notes will mature on February 25, 2027 and accrue interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March, while the August 2025 Notes are outstanding beginning March 1, 2026. The principal amount of the August 2025 Notes will be payable on the maturity date. The August 2025 Notes may be converted into Common Stock or, at the election of the holder, into pre-funded warrants, with a beneficial ownership limitation for RSLGH of 49.99% and a beneficial ownership limitation for other holders of 4.99%, in each case subject to applicable Nasdaq listing rules. If a holder elects to convert the August 2025 Notes into Common Stock, the conversion price per share will be $29.475, equal to the Minimum Price as such term is defined under Nasdaq Listing Rule 5635 at the time the August 2025 Notes were issued, subject to customary adjustments for certain corporate events. If a holder elects to convert the August 2025 Notes into pre-funded warrants, and for interest payments elected to be paid in the form of pre-funded warrants, the conversion price per pre-funded warrant will be equal to the $29.475 conversion price less than the $0.001 exercise price of the warrant. The conversion of the August 2025 Notes into Common Stock and/or pre-funded warrants is subject to certain customary conditions and, to the extent necessary, the receipt of stockholder approval under Nasdaq listing rules.

The Company filed with the SEC a proxy statement with respect to a special meeting of stockholders to be held on August 10, 2026 for a vote on the proposed issuance to RSLGH of Common Stock underlying certain convertible promissory notes, warrants and pursuant to shared services agreements, in accordance with Nasdaq Listing Rule 5635. If approved, the proposal would permit the conversion of the Convertible Notes, and full exercise of pre-funded warrants, irrespective of any ownership limitations contained in those instruments, including the 49.99% beneficial ownership limitations, to the extent those limitations are removed from the Convertible Notes and the pre-funded warrants pursuant to a future amendment.

The Convertible Notes impose certain customary affirmative and negative covenants upon the Company, including covenants relating to ranking and reservation of shares. If an event of default under one or more of the Convertible Notes occurs and is not waived, the holder can elect to accelerate all or a portion of the then-outstanding principal amount of the applicable Note, plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 14% from the date of a default or event of default. The Company was in compliance with these covenants as of June 30, 2026.

The Company determined the Convertible Notes do not contain features that qualify as embedded derivatives in accordance with ASC 815. Borrowings under the Convertible Notes as of June 30, 2026 totaled $80.0 million recorded on the Company’s condensed consolidated balance sheet as Long-term debt, current, $72.0 million of which are considered related party with Green Thumb.

Related party interest expense incurred on the Convertible Notes was approximately $1.8 million and $548 thousand for the three months ended June 30, 2026 and 2025, respectively. Related party interest expense incurred on the Convertible Notes was approximately $3.6 million and $798 thousand for the six months ended June 30, 2026 and 2025, respectively.

Interest expense incurred on the Convertible Notes related to unaffiliated third parties amounted to approximately $202 thousand and $33 thousand for the three months ended June 30, 2026 and 2025, respectively. Interest expense incurred on the Convertible Notes related to unaffiliated third parties amounted to approximately $403 thousand and $33 thousand for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, future minimum principal payments on all debt positions, excluding accrued interest amounts, were as follows:

Years ending December 31 (In thousands)
Remaining 2026	$30,623
2027	50,000
Total future payments	$80,623

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

On August 12, 2024, the stockholders of the Company approved a proposal to amend the Related Party Pre-Funded Warrants to add the Adjustment Provisions at a future date. Pursuant to that approval, on August 28, 2024, the Company entered into amendments to the Related Party Pre-Funded Warrants to insert the Adjustment Provisions. This resulted in a reassessment of the Related Party Pre-Funded Warrants such that they no longer met the requirements for equity classification and became classified as liabilities. They were remeasured to their fair value upon modification, resulting in a reduction in value of approximately $3.1 million. The fair value, as of August 28, 2024, of $3,723,383 was reclassified to a warrant liability. As a result of the warrant amendments and the subsequent issuance of 189,645 shares of Common Stock to another party at an effective purchase price of $2.109 per share of Common Stock, the number of shares of Common Stock underlying the Related Party Pre-Funded Warrant held by CP Acquisitions was adjusted to 5,452,288 and the number of shares of Common Stock underlying the Related Party Pre-Funded Warrant held by GIC Acquisition was adjusted to 1,085,122. On August 30, 2024, CP Acquisitions partially exercised its Pre-Funded Warrant and entities affiliated with Raymond Chang and I-Tseng Jenny Chan received an aggregate of 383,127 shares of Common Stock upon the exercise.

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

During the six months ended June 30, 2026, 142,213 pre-funded warrants were issued in lieu of cash interest payments of $3.8 million, of which 135,836 warrants were issued to RSLGH.

Note 11 — Stock-Based Compensation and Employee Benefit Plans

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards and cash-based awards. As of June 30, 2026, there were 218,565    shares of Common Stock available to be granted under the Company’s 2022 Plan.

The Company’s stock compensation expense from continuing operations was $578 thousand and $537 thousand for the three months ended June 30, 2026 and 2025, respectively. The Company’s stock compensation expense from continuing operations was $1.1 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively.

The Company’s stock compensation expense from discontinued operations was nil and a forfeiture of $22 thousand for the three months ended June 30, 2026 and 2025, respectively. The Company’s stock compensation expense from discontinued operations was nil and a forfeiture of $20 thousand for the six months ended June 30, 2026 and 2025, respectively.

Stock Options

For the six months ended June 30, 2026, there were no options granted, exercised, or expired under the Company’s stock option plans. There were 75 options outstanding with a weighted average exercise price of $27 thousand as of both June 30, 2026 and December 31, 2025. There were no unvested options as of June 30, 2026.

As of June 30, 2026, there was no unrecognized compensation expense related to unvested options.

The following table summarizes information about options vested and exercisable at June 30, 2026:

Options Vested and Exercisable
Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
38	4.64	$40,234
34	4.35	$14,208
3	4.08	$4,104

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

The following table presents restricted stock unit activity for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	126,750	$38.08
Granted	31,500	26.98
Vested	(30,000)	27.86
Forfeited	—	—
Unvested at June 30, 2026	128,250	$37.74

As of June 30, 2026, total unrecognized compensation expense related to unvested restricted stock units was $3.8 million, which is expected to be recognized over a weighted average period of 1.24 years.

Note 12 — Stock Warrants

The following tables presents all warrant activity of the Company for the six months ended June 30, 2026:

	Number of Warrants	Weighted-Average Exercise Price
Warrants outstanding at December 31, 2025	10,892,112	$5.08
Issued	142,213	$0.00
Exercised	—	$—
Canceled	—	$—
Warrants outstanding at June 30, 2026	11,034,325	$5.01

Note 13 — Income Taxes

The Company’s effective income tax rate was 5738.1% and 0.0% for the three months ended June 30, 2026 and 2025, respectively. The Company’s effective income tax rate was 470.8% and 0.0% for the six months ended June 30, 2026 and 2025, respectively. The benefit from income taxes was $1.2 million and $26.8 million for the three and six months ended June 30, 2026, compared to $0 for the three and six months ended June 30, 2025.

Changes in the benefit from income taxes for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 are a result of the Company releasing the valuation allowance against its deferred tax assets.

During the three months ended March 31, 2026, the Company released $25.6 million of its valuation allowance following the execution of an amendment to its license agreement with GTI Core on March 31, 2026, which transitioned the Company’s licensing fees to a fixed annual structure. This amendment significantly reduced uncertainty around the Company’s future taxable income projections. Based on sustained projected book and taxable income over the near term, management concluded that sufficient positive evidence existed to determine that its deferred tax assets are more-likely-than-not realizable, and accordingly released the valuation allowance during the first quarter of 2026. During the three months ended June 30, 2026, the Company released an additional $1.2 million of its valuation allowance, primarily reflecting deferred tax assets generated during the period, bringing the aggregate valuation allowance released to $26.8 million as of June 30, 2026. A valuation allowance continues to be maintained against certain state deferred tax assets for which apportionment factors do not support realization in the foreseeable future; the aggregate amount of such state deferred tax assets is not material. As a result, the income tax benefit recognized for the six months ended June 30, 2026 is attributable to the release of the valuation allowance. Prior to the initial release, the Company maintained a full valuation allowance against its deferred tax assets due to uncertainty surrounding future income projections.

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

On July 4, 2025, the One Big Beautiful Bill (“OBBBA”) was enacted, introducing significant and wide-ranging changes to the U.S. tax system. The bill includes restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property.   Another key point is the return to immediate expensing of domestic research and experimental expenditures (“R&E”) and accelerated tax deductions of R&E that were previously capitalized for large businesses.  The legislation also reinstates EBITDA-based interest deduction for tax purposes. The impacts of the OBBBA are reflected in our results for the quarter ended June 30, 2026, and there was no material impact to our income tax benefit or effective tax rate.

Note 14 — Net Income (Loss) Per Share

The holders of the Company’s pre-funded warrants are entitled to receive pro rata distributions if the Company declares or makes any dividend or other distribution of its assets to holders of shares of Common Stock, without regard to the beneficial ownership limitation contained in the pre-funded warrants. As a result, the pre-funded warrants are considered participating securities in accordance with ASC 260, Earnings Per Share. In periods in which the Company reports net income, the Company applies the two-class method to compute basic and diluted earnings per share. Under this method, earnings are allocated to Common Stock and participating securities based on their respective rights to receive dividends, as if all undistributed earnings for the period were distributed. The portion of earnings allocated to participating securities is deducted from net income in determining net income attributable to common stockholders for purposes of computing earnings per share. In periods in which the Company reports a net loss, losses are allocated to participating securities only if the security has a contractual obligation to share in losses. As the pre-funded warrants do not contain a contractual obligation to share in losses, no loss was allocated to the pre-funded warrants for the years ended December 31, 2025 and 2024, or for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2026, the Company’s net income was allocated in accordance with the two-class method.

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

The components of basic and diluted net income (loss) per share were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net income (loss) from continuing operations	$1,184	$(7,205)	$21,106	$(10,479)
Net (loss) income from discontinued operations	—	(155)	—	1,493
Minus: net income allocated to participating warrants	(990)	—	(17,638)	—
Numerator for basic EPS - Net income (loss) available for common shareholders	$194	$(7,360)	$3,468	$(8,986)

Effect of dilutive securities

Interest expense on Convertible Notes - from continuing operations	$—	$—	$2,960	$—
Reallocation of net income to participating warrants	10	—	1,397	—
Numerator for diluted EPS - Net income (loss) available for common shareholders	$204	$(7,360)	$7,825	$(8,986)

Denominator:
Denominator for basic EPS - Weighted-average common shares outstanding	2,155,721	1,965,425	2,152,443	1,958,724
Effect of dilutive securities
Unvested restricted stock units	128,250	—	128,250	—
Conversion of Convertible Notes	—	—	2,971,433	—
Denominator for diluted EPS - adjusted weighted-average common stock outstanding	2,283,971	1,965,425	5,252,126	1,958,724
Basic net income (loss) per share attributable to common shareholders	$0.09	$(3.74)	$1.61	$(4.59)
Diluted net income (loss) per share attributable to common shareholders	$0.09	$(3.74)	$1.49	$(4.59)

The Convertible Notes are evaluated for dilutive effect under the if-converted method, under which the after-tax interest expense on the notes is added back to the numerator and the notes are treated as converted at the stated conversion ratio. The notes are anti-dilutive when the after-tax interest per share issuable upon conversion exceeds basic earnings per share. For the three months ended June 30, 2026, the interest add-back was determined to be anti-dilutive and the Convertible Notes (representing 2,971,433 shares issuable upon conversion) were excluded from the computation of diluted earnings per share, while for the six months ended June 30, 2026 the Convertible Notes were dilutive and were included in the computation. For the six months ended June 30, 2025, the Company was in a net loss position and the Convertible Notes (representing 1,275,022 shares issuable upon conversion) would have been anti-dilutive and were therefore excluded from the computation of diluted net loss per share. In addition, the Company excluded the following potential common stock equivalents, presented based on amounts outstanding at each period end, from the computation of diluted earnings (loss) per share attributable to common stockholders for the periods presented because their inclusion would have been anti-dilutive. The Company’s pre-funded warrants are considered participating securities and are reflected through the application of the two-class method; accordingly, they are not included in the diluted earnings per share denominator in periods in which the two-class method results in the most dilutive outcome.

	Six months ended June 30,
	2026	2025
Shares subject to outstanding warrants	11,034,325	7,595,187
Shares subject to unvested restricted stock units	—	80,000
Shares subject to outstanding stock options	75	75
	11,034,400	7,675,262

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

On July 29, 2026, the parties entered into a settlement agreement resolving all claims in the consolidated Bowdoin matter concerning the Company. The settlement amount of $1.15 million will be funded from the escrow litigation reserve described above. The settlement had no impact on the Company's financial statements.

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

Note 16 — Related Parties

Some of the current and former officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Ben Kovler, the Company’s Chairman and Interim Chief Executive Officer also serves as Green Thumb’s Chairman and Chief Executive Officer. The Company’s Chief Financial Officer is a Green Thumb employee and provides services under a shared services agreement. Including Mr. Kovler, two of the Company’s seven directors are affiliated with Green Thumb. Green Thumb, through its subsidiaries, currently holds approximately 32% of our outstanding shares of Common Stock and beneficially owns 49.99% of our Common Stock, taking into account beneficial ownership limitations contained in the warrants and convertible notes held by subsidiaries of Green Thumb. Of the approximately 11.0 million warrants outstanding as of June 30, 2026, approximately 9.9 million are held by subsidiaries of Green Thumb, subject to 49.99% beneficial ownership limitations. Of the approximately 3.0 million shares or pre-funded warrants that would be issuable upon the conversion (excluding interest) of the Convertible Notes outstanding as of June 30, 2026, approximately 2.7 million are held by subsidiaries of Green Thumb, subject to 49.99% beneficial ownership limitations. The outstanding warrants are entitled to pro rata participation in dividends and other distributions to holders of Common Stock without regard to the beneficial ownership limitation. The Company filed with the SEC a proxy statement with respect to a special meeting of stockholders to be held on August 10, 2026 for a vote on the proposed issuance to RSLGH of Common Stock underlying certain convertible promissory notes, warrants and pursuant to shared services agreements, in accordance with Nasdaq Listing Rule 5635. If approved, the proposal would permit the conversion of the Convertible Notes, and full exercise of pre-funded warrants, irrespective of any ownership limitations contained in those instruments, including the 49.99% beneficial ownership limitations, to the extent those limitations are removed from the convertible notes and the pre-funded warrants pursuant to a future amendment. Additional details regarding the shared services arrangement, convertible notes, and intellectual property and licensing agreements are provided in the sections below.

The following table describes the net activity with entities identified as related parties to the Company:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Green Thumb Industries Inc.	$9,920	$3,370	$13,632	$4,926

The net activity of $9.9 million during the three months ended June 30, 2026 consists of $3.6 million of support services performed by Green Thumb on behalf of the Company, $1.8 million interest charges for the Convertible Notes, and $2.2 million non-licensing chargeback expense, offset by $17.5 million Licensing Revenue from Green Thumb. The $2.2 million of non-licensing chargeback expense represents a net amount and includes a $407 thousand inventory purchase from Green Thumb.

The net activity of $13.6 million during the six months ended June 30, 2026 consists of $6.7 million of support services performed by Green Thumb on behalf of the Company, $3.6 million interest charges for the Convertible Notes, and $3.5 million non-licensing chargeback expense, offset by $27.5 million Licensing Revenue from Green Thumb.   The $3.5 million of non-licensing chargeback expense represents a net amount and includes a $609 thousand inventory purchase from Green Thumb.

Related Party Licensing Revenue

On May 20, 2025, and August 27, 2025, the Company acquired intellectual property rights to the Brand Rights, as part of the related party acquisition of MC Brands and VCP, respectively. In connection with the acquisitions, the Company also licensed the Brand Rights back to a Green Thumb affiliate under license arrangements and recognized related party Licensing Revenue. On March 31, 2026, the Company amended these licensing agreements to replace sales-based royalty consideration with fixed annual fees, effective April 1, 2026. For further discussion on the acquisition and Licensing Revenue, refer to Note 2 and Note 8 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

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

On March 21, 2025, the Company entered into a Shared Services Agreement (the “CFO Services Agreement”) with VMS, pursuant to which Brad Asher provides his services as Chief Financial Officer. As consideration for those services, the Company pays VMS a monthly fee based on its direct costs in providing such services, with a maximum of $72,552 per month. The CFO Services Agreement has a term of one year, is terminable by either party on 90 days’ notice for any or no reason, and will automatically renew for successive one-year terms unless terminated by either party at least thirty days prior to the end of the applicable term. As a result of the services provided under the Services Agreement and the CFO Services Agreement, the Company does not have any direct employees other than its Interim Chief Executive Officer.

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

Overview

RYTHM, Inc. delivers well-being to consumers through its portfolio of hemp-derived THC products and iconic licensed brands. The Company’s portfolio of consumer-packaged goods brands includes RYTHM, incredibles, Dogwalkers, Beboe, &Shine, Doctor Solomon’s, Good Green and Señorita. Our Señorita brand offers consumers hemp-derived tetrahydrocannabinol (“THC”) beverages and are sold at top retailers, online and through direct-to-retail partnerships. The Señorita brand mirrors well-known cocktails like a margarita – in four flavors – classic Lime Jalapeño Margarita, Mango Margarita, Paloma and Ranch Water. Known for its clean, fresh taste and commitment to high-quality, natural ingredients, Señorita offers a low-sugar, low-calorie alternative to alcoholic beverages and is available in eighteen U.S. states and Canada including at top retailers such as Total Wine, ABC Fine Wine & Spirits, and Binny’s. The RYTHM branded beverage comes in two fruit-driven flavors with effect-based ingredients. Both Señorita and RYTHM hemp-derived beverages are available at Chicago’s iconic United Center, based on a partnership announced in January 2026, establishing RYTHM as the venue’s official THC sponsor. Other hemp-derived products including incredibles and Beboe edible products are primarily sold online and through direct-to-retail partnerships. In addition to the sale of hemp-derived products (“Non-licensing Revenue”), we license our brands to be manufactured and distributed in exchange for a licensing fee (“Licensing Revenue”).

The Company was historically a leading provider of innovative cultivation and extraction solutions for the cannabis industry. Prior to the exit of the extraction business on March 30, 2025, the Company’s comprehensive extraction product line (“the Extraction Business”), which included hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowered cannabis producers to maximize the quantity and quality of extract required for premium concentrates. Additionally, prior to its sale on December 31, 2024, the Company’s proprietary micro-environment-controlled Agrify Vertical Farming Units (“VFUs”) enabled cultivators to produce high quality products for the cannabis industry (the “Cultivation Business”). As the discontinuation of the Extraction Business and the sale of the Cultivation Business represented strategic shifts that had a major effect on our operations and financial results, they have been presented in discontinued operations separate from continuing operations for the three and six months ended June 30, 2026 and 2025 in our condensed consolidated statements of operations and as of June 30, 2026 and December 31, 2025 in our condensed consolidated balance sheets and applicable footnotes in accordance with Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements. Please refer to Item 1 and the notes to the unaudited condensed consolidated financial statements for details on recent developments and significant transactions during the period.

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

Results of Operations

We have a history of recurring net losses and have incurred losses to date, except for the three and six months ended June 30, 2026, during which we recognized net income primarily as a result of a non-cash income tax benefit. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Refer to information provided under the heading “Liquidity and Capital Resources” below for further details.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of continuing operations for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue(1)	$23,021	$2,042	$36,307	$2,580
Cost of goods sold	4,485	1,360	7,374	1,808
Gross profit	18,536	682	28,933	772

Selling, general and administrative(2)	16,600	7,480	31,031	11,271
Total operating expenses	16,600	7,480	31,031	11,271
Operating income (loss) from continuing operations	1,936	(6,798)	(2,098)	(10,499)
Interest expense, net(3)	(1,727)	(291)	(3,469)	(290)
(Loss) gain in fair value of warrant liabilities	(232)	(115)	(127)	292
Other income (expense), net	2	(1)	2	18
Total other (expenses) income, net	(1,957)	(407)	(3,594)	20
Loss from continuing operations before income taxes	(21)	(7,205)	(5,692)	(10,479)
Income tax benefit	1,205	—	26,798	—
Income (loss) from continuing operations, net of income taxes	1,184	(7,205)	21,106	(10,479)
Loss from discontinued operations	—	(123)	—	(2,041)
(Loss) gain on disposal of Extraction business	—	(32)	—	3,534
Loss (income) from discontinued operations, net of income taxes	—	(155)	—	1,493
Net income (loss)	$1,184	$(7,360)	$21,106	$(8,986)
Net income (loss) per share attributable to Common Stockholders – basic	$0.09	$(3.74)	$1.61	$(4.59)
Net income (loss) per share attributable to Common Stockholders – diluted	$0.09	$(3.74)	$1.49	$(4.59)
Weighted average common shares outstanding - basic	2,155,721	1,965,425	2,152,443	1,958,724
Weighted average common shares outstanding - diluted	2,283,971	1,965,425	5,252,126	1,958,724

(1)	Includes $17.7 million and $27.7 million for the three and six months ended June 30, 2026, and $264 thousand and $265 thousand for the three and six months ended June 30, 2025, in each case from related parties.

(2)	Includes $5.9 million and $10.2 million for the three and six months ended June 30, 2026, and $2.8 million and $4.2 million for the three and six months ended June 30, 2025, in each case from related parties.

(3)	Includes $1.8 million and $3.6 million of interest expense for the three and six months ended June 30, 2026, and $548 thousand and $798 thousand for the three and six months ended June 30, 2025, in each case from a related party.

Revenues

We generate revenue from sales of hemp-derived THC products (non-licensing) and related party Licensing Revenue.

The following table provides a breakdown of our revenue from continuing operations for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,			%	Six months ended June 30,			%
(In thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Non-licensing Revenue	$5,521	$1,794	$3,727	208%	$8,832	$2,332	$6,500	279%
Licensing Revenue	$17,500	$248	$17,252	6956%	$27,475	$248	$27,227	10979%
Total revenue	$23,021	$2,042	$20,979	1027%	$36,307	$2,580	$33,727	1307%

Revenue increased by $21 million for the three months ended June 30, 2026, as compared to the same period in 2025. The comparative increase in revenue was primarily driven by the commencement of Licensing Revenue arrangements in May and August 2025 and subsequent amendment to a fixed annual structure, as well as the $3.7 million increase in Non-Licensing Revenue. Of the revenue recognized for the three months ended June 30, 2026, $17.7 million was attributable to related parties, as compared to $264 thousand for the three months ended June 30, 2025.

Revenue increased by $33.7 million for the six months ended June 30, 2026, as compared to the same period in 2025. The comparative increase in revenue was primarily driven by the commencement of Licensing Revenue arrangements in May and August 2025 and subsequent amendment to a fixed annual structure, as well as the $6.5 million increase in Non-Licensing Revenue. Of the revenue recognized for the six months ended June 30, 2026, $27.7 million was attributable to related parties, as compared to $265 thousand for the six months ended June 30, 2025.

Cost of Goods Sold

Cost of goods sold represents costs associated with Non-licensing Revenue.

The following table presents our cost of goods sold from continuing operations for the three and six months ended June 30, 2026 and 2025, all of which relates to Non-Licensing Revenue:

	Three months ended June 30,			%	Six months ended June 30,			%
(In thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Cost of goods sold	$4,485	$1,360	$3,125	230%	$7,374	$1,808	$5,566	308%

Cost of goods sold increased by $3.1 million for the three months ended June 30, 2026 compared to the same period in 2025. The comparative increase in cost of goods sold was driven by the increased sales of Non-licensing Revenue.

Cost of goods sold increased by $5.6 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily driven by increased Non-licensing Revenue during the period, which resulted in higher product costs, freight, fulfillment, and related distribution costs.

Gross Profit

	Three months ended June 30,			%	Six months ended June 30,			%
(In thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Gross profit	$18,536	$682	$17,854	2618%	$28,933	$772	$28,161	3648%

Gross profit totaled $18.5 million, or 80.5% of total revenue during the three months ended June 30, 2026, compared to a gross profit of $682 thousand, or 33.4% of total revenue during the three months ended June 30, 2025. The comparative $17.9 million increase in gross profit is primarily due to the commencement of second Licensing Revenue arrangement in August 2025, as well as increased Non-licensing Revenue during the period.

Gross profit totaled $28.9 million, or 79.7% of total revenue during the six months ended June 30, 2026, compared to a gross profit of $772 thousand, or 29.9% of total revenue during the six months ended June 30, 2025. The comparative $28.2 million increase in gross profit was primarily driven by the commencement of second Licensing Revenue arrangement in August 2025, as well as increased Non-licensing Revenue during the period.

Selling, General and Administrative

	Three months ended June 30,			%	Six months ended June 30,			%
(In thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Selling, general and administrative	$16,600	$7,480	$9,120	122%	$31,031	$11,271	$19,760	175%

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

SG&A expense increased by $9.1 million, or 122%, for the three months ended June 30, 2026, compared to the same period in 2025. The comparative change was primarily due to higher marketing, brand, trade, and promotional spend to support growth in hemp-derived THC product sales. The increase was also driven by higher consulting, outsourced services, and shared service costs, in addition to the reclassification of SG&A expense from the Cultivation and Extraction business from continuing operations to discontinued operations in the 2025 comparative period.

SG&A expense increased by $19.8 million, or 175%, for the six months ended June 30, 2026, compared to the same period in 2025. The comparative change is primarily attributable to marketing and consulting costs to support the growth of the hemp-derived THC products sales in addition to the reclassification of SG&A expense from the Cultivation and Extraction business from continuing operations to discontinued operations in the 2025 comparative period.

Other (Expenses) Income, Net

	Three months ended June 30,			%	Six months ended June 30,			%
(In thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Interest expense, net	$(1,727)	$(291)	$(1,436)	493%	$(3,469)	$(290)	$(3,179)	1096%
(Loss) gain in fair value of warrant liabilities	(232)	(115)	(117)	102%	(127)	292	(419)	(143)%
Other income (expense), net	2	(1)	3	(300)%	2	18	(16)	(89)%
Total other (expenses) income, net	$(1,957)	$(407)	$(1,550)	381%	$(3,594)	$20	$(3,614)	(18070)%

Interest expense, net was $1.7 million for the three months ended June 30, 2026, compared to interest expense, of $291 thousand for the three months ended June 30, 2025. The change is attributable mainly to the increase of $80.0 million new borrowings in May and August 2025 under the Convertible Notes (as that term is defined under “Indebtedness” below). Included in interest expense, net for the three months ended June 30, 2026 is $1.8 million of interest expense incurred with a related party and $0.3 million of interest income.

Interest expense, net was $3.5 million for the six months ended June 30, 2026, compared to interest expense, net of $290 thousand for the six months ended June 30, 2025. The change is attributable mainly to the increase of $80.0 million new borrowings in May and August 2025 under the Convertible Notes (as that term is defined under “Indebtedness” below). Included in interest expense, net for the six months ended June 30, 2026 is $3.6 million of interest expense incurred with a related party and $0.5 million of interest income.

The change in fair value of warrant liabilities resulted in a loss of $232 thousand for the three months ended June 30, 2026, compared to a loss of $115 thousand for the three months ended June 30, 2025. The loss was primarily due to the periodic remeasurement of the warrant liabilities to fair value, reflecting changes in valuation inputs, including the Company’s stock price and other market-based assumptions.

The change in fair value of warrant liabilities resulted in a loss of $127 thousand for the six months ended June 30, 2026, compared to a gain of $292 thousand for the six months ended June 30, 2025. The loss of $419 thousand was primarily attributable to the periodic remeasurement of the Company’s warrant liabilities to fair value, reflecting changes in valuation inputs, including the Company’s stock price and other market-based assumptions.

Other income, net was $2 thousand for the three months ended June 30, 2026, compared to loss of $1 thousand for the same period in 2025.

Other income, net was $2 thousand for the six months ended June 30, 2026, compared to $18 thousand for the same period in 2025.

Income Tax Benefit

Income tax benefit was $1.2 million and $26.8 million for the three and six months ended June 30, 2026, compared to nil for the three and six months ended June 30, 2025. The increase was attributable to a $25.6 million non-cash income tax benefit resulting from the release of the Company’s valuation allowance against its deferred tax assets. The valuation allowance was released following the execution of an amendment to the Company’s license agreement with GTI Core on March 31, 2026, which transitioned licensing fees to a fixed annual structure and reduced uncertainty in projected future taxable income. During the three months ended June 30, 2026, the Company released an additional $1.2 million, primarily reflecting deferred tax assets generated during the period, bringing the aggregate valuation allowance released to $26.8 million as of June 30, 2026. Based on this change and sustained projected profitability, management concluded that sufficient positive evidence exists to support the realizability of its deferred tax assets.

Non-GAAP Measures

“EBITDA” and “Adjusted EBITDA” are non-GAAP measures and do not have standardized definitions under GAAP. The following information provides reconciliations of the supplemental non-GAAP financial measures, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the business. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented. EBITDA is calculated as Income (loss) from continuing operations before: net interest (expense) income, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated as EBITDA before stock-based compensation, change in fair value of warrant liabilities and exceptional items.

The following table presents a reconciliation of Income (loss) from continuing operations (GAAP) to non-GAAP Adjusted EBITDA, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
	(unaudited)		(unaudited)
Income (loss) from continuing operations, net of income taxes	$1,184	$(7,205)	$21,106	$(10,479)
Interest expense, net	1,727	291	3,469	290
Income tax benefit	(1,205)	—	(26,798)	—
Depreciation and amortization	3,481	399	6,925	735
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	5,187	(6,515)	4,702	(9,454)
Stock-based compensation expense	578	515	1,148	1,104
Change in fair value of warrant liabilities	232	115	127	(292)
Exceptional items[1]	360	437	360	437
Adjusted EBITDA (non-GAAP measure)	$6,357	$(5,448)	$6,337	$(8,205)

[1]	Exceptional items correspond to costs incurred outside the ordinary course of business, including transition, restructuring, or other dislocation costs arising from or related to resizing initiatives, distributor termination fees, and other similar items.

Liquidity and Capital Resources

As of June 30, 2026, our principal sources of liquidity are cash and cash equivalents totaling $41.9 million. Our current working capital needs are to support revenue growth and manage inventory to meet demand forecasts and support operational growth. Our long-term financial needs primarily include working capital requirements. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

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

We have a history of recurring net losses and negative cash flow in operating activities. However, for the six months ended June 30, 2026, the Company generated positive cash flow from operating activities and reported net income which was mainly impacted by a non-cash income tax benefit. We believe our $41.9 million of cash and cash equivalents, anticipated contractual Licensing Revenue and ability to address our Convertible Notes will be sufficient to meet our cash requirements through at least the 12-month period following the date that these condensed consolidated financial statements were issued.

Convertible Notes maturities of $80.0 million exist through February 2027, with $72.0 million held by a subsidiary of Green Thumb, a related party. If the holders of these notes elect to be paid in cash upon maturity could raise substantial doubt about our ability to continue as a going concern. However, while these contractual maturities require management attention, management believes it is probable that the obligations will be addressed through extension or conversion consistent with historical practice. As such, our financial statements have been prepared on a going concern basis.

Indebtedness

Convertible Notes

On May 22, 2025, we issued secured convertible notes with an aggregate original principal amount of $30.0 million (collectively the “May 2025 Notes”) to RSLGH and to certain other third-party accredited investors. The May 2025 Notes are secured obligations and rank senior to all of our indebtedness except for the August 2025 Notes, which rank on parity with the May 2025 Notes. The May 2025 Notes will mature on November 22, 2026 and accrue interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March while the May 2025 Notes are outstanding, in pre-funded warrants, beginning September 1, 2025. The principal amount of the May 2025 Notes will be payable on the maturity date. The May 2025 Notes may be converted into Common Stock or, at the election of the holder, into pre-funded warrants, with a beneficial ownership limitation for RSLGH of 49.99% and a beneficial ownership limitation for other holders of 4.99%, in each case subject to applicable Nasdaq listing rules. If a holder elects to convert the May 2025 Notes into Common Stock, the conversion price per share will be $23.53, equal to the most recent closing price of the Common Stock on the Nasdaq Capital Market at the time the May 2025 Notes were issued, subject to customary adjustments for certain corporate events. If a holder elects to convert the May 2025 Notes into pre-funded warrants, and for interest payments payable in the form of pre-funded warrants, the conversion price per pre-funded warrant will be equal to the $23.53 conversion price less than the $0.001 exercise price of the warrant. The conversion of the May 2025 Notes into Common Stock and/or pre-funded warrants is subject to certain customary conditions and, to the extent necessary, the receipt of stockholder approval under Nasdaq listing rules.

On August 25, 2025, we issued secured convertible notes with an aggregate original principal amount of $50.0 million (collectively the “August 2025 Notes” and, together with the May 2025 Notes, the “Convertible Notes”) to RSLGH and to certain other third-party accredited investors. The August 2025 Notes are secured obligations and rank senior to all of our indebtedness except for the May 2025 Notes, which rank on parity with the August 2025 Notes. The August 2025 Notes will mature on February 25, 2027 and accrue interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March, while the August 2025 Notes are outstanding beginning March 1, 2026. The principal amount of the August 2025 Notes will be payable on the maturity date. The August 2025 Notes may be converted into Common Stock or, at the election of the holder, into pre-funded warrants, with a beneficial ownership limitation for RSLGH of 49.99% and a beneficial ownership limitation for other holders of 4.99%, in each case subject to applicable Nasdaq listing rules. If a holder elects to convert the August 2025 Notes into Common Stock, the conversion price per share will be $29.475, equal to the Minimum Price as such term is defined under Nasdaq Listing Rule 5635 at the time the August 2025 Notes were issued, subject to customary adjustments for certain corporate events. If a holder elects to convert the August 2025 Notes into pre-funded warrants, and for interest payments elected to be paid in the form of pre-funded warrants, the conversion price per pre-funded warrant will be equal to the $29.475 conversion price less than the $0.001 exercise price of the warrant. The conversion of the August 2025 Notes into Common Stock and/or pre-funded warrants is subject to certain customary conditions and, to the extent necessary, the receipt of stockholder approval under Nasdaq listing rules.

The Company filed with the SEC a proxy statement with respect to a special meeting of stockholders to be held August 10, 2026 for a vote on the proposed issuance to RSLGH of Common Stock underlying certain convertible promissory notes, pre-funded warrants and pursuant to shared services agreements, in accordance with Nasdaq Listing Rule 5635. If approved, the proposal would permit the conversion of the Convertible Notes, and full exercise of pre-funded warrants, irrespective of any ownership limitations contained in those instruments, including the 49.99% beneficial ownership limitations, to the extent those limitations are removed from the Convertible Notes and the pre-funded warrants pursuant to a future amendment.

The Convertible Notes impose certain customary affirmative and negative covenants upon us, including covenants relating to ranking and reservation of shares. If an event of default under one or more of the Convertible Notes occurs and is not waived, the holder can elect to accelerate all or a portion of the then-outstanding principal amount of the applicable Note, plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 14% from the date of a default or event of default. We were in compliance with these covenants as of June 30, 2026.

Summary Statement of Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
(In thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$9,697	$(15,138)
Investing activities	—	(5,075)
Financing activities	—	29,999
Net increase in cash and cash equivalents	$9,697	$9,786

The following discussion explains the major components contributing to the net cash flows from operating, investing, and financing activities for the six months ended June 30, 2026 and 2025, as summarized in the table above. Each section below provides details on the key drivers of the cash inflows and outflows for the respective periods.

Cash Flow from Operating Activities

For the six months ended June 30, 2026, our operating cash flows included net income of $21.1 million, which included $6.9 million related to depreciation and amortization, $26.8 million non-cash deferred income tax benefit, $1.5 million non-cash interest expenses, and $1.1 million of stock-based compensation expense. Net cash was also increased by changes in operating assets and liabilities of $5.6 million.

For the six months ended June 30, 2025, our operating cash flows included net loss of $9.0 million, which included $735 thousand related to depreciation and amortization, $1.1 million of stock-based compensation expense, $292 thousand gain related to the change in fair value of warrant liabilities, and $3.5 million gain on disposal of the Extraction business. Net cash was also decreased by changes in operating assets and liabilities of $4.6 million.

Cash Flow from Investing Activities

For the six months ended June 30, 2026, there were no cash flows from investing activities.

For the six months ended June 30, 2025, net cash used in investing activities was $5.1 million, which primarily resulted from the related party acquisition of MC Brands, LLC and its wholly-owned subsidiary Core Growth LLC (together referred to as “MC Brands”).

Cash Flow from Financing Activities

For the six months ended June 30, 2026, there were no cash flows from financing activities.

For the six months ended June 30, 2025, net cash provided by financing activities was $30.0 million, which resulted from proceeds from the May 2025 Notes.

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

Recently Issued Accounting Pronouncements Adopted

For more information on recently issued accounting pronouncements, see Note 1—Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the unaudited condensed consolidated financial statements under Part I, Item 1 of this Quarterly Report.

New Accounting Pronouncements Not Yet Adopted

For more information on recently issued accounting pronouncements, see Note 1—Overview, Basis of Presentation and Significant Accounting Policies, included elsewhere in the notes to the unaudited condensed consolidated financial statements under Part I, Item 1 of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by 17 C.F.R. § 229.10, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, Management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of the Form 10-K.  The risks described in this Quarterly Report and in the Form 10-K, among others, could materially and adversely affect our business, reputation, financial condition, results of operations, and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None for the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the three months ended June 30, 2026.

Item 6. Exhibits

Exhibit No.	Description
10.1	RYTHM, Inc. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities Exchange Commission on April 27, 2026
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1**	Section 1350 Certification of principal executive officer
32.2**	Section 1350 Certification of principal financial and accounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYTHM, INC.

Date: August 4, 2026	By:	/s/ Benjamin Kovler
Benjamin Kovler
Chairman and Interim Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Brad Asher
Brad Asher
Chief Financial Officer
(Principal Financial and Accounting Officer)