Form 10-Q
period 2026-09-30
RYTHM, Inc.
filed 2026-11-04
CIK 1800637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 4, 2026, the registrant had 2,180,128 shares of Common Stock, $0.001 par value per share outstanding.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

RYTHM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$48,244	$32,218
Accounts receivable, net(1)	7,771	9,317
Inventory, net(2)	1,383	4,045
Prepaid expenses and other current assets	1,791	1,970
Total current assets	59,189	47,550
Goodwill	9,713	9,713
Related party prepaid license rights	38,956	49,400
Deferred tax assets	26,798	—
Non-current assets associated with discontinued operations	—	14
Total assets	$134,656	$106,677
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable(3)	$2,615	$2,340
Accrued expenses and other current liabilities(4)	6,625	7,917
Long-term debt, current	8,624	3,621
Related party debt, current	72,000	27,000
Current liabilities associated with discontinued operations	2,046	2,082
Total current liabilities	91,910	42,960
Warrant liabilities(5)	675	697
Long-term debt, net of current	—	5,000
Related party debt, net of current	—	45,000
Total liabilities	92,585	93,657
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common Stock, $0.001 par value per share, 35,000,000 shares authorized; 2,180,128 and 2,149,128 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	2	2
Preferred Stock, $0.001 par value per share, 2,895,000 shares authorized, no shares issued or outstanding	—	—
Preferred A Stock, $0.001 par value per share, 105,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	362,296	353,818
Accumulated deficit	(320,227)	(340,800)
Total stockholders’ equity	42,071	13,020
Total liabilities and stockholders’ equity	$134,656	$106,677

(1)	Includes $6.0 million and $7.0 million from related parties as of September 30, 2026 and December 31, 2025, respectively.

(2)	Includes $120 thousand and $392 thousand from a related party as of September 30, 2026 and December 31, 2025, respectively.

(3)	Includes $90 thousand and $152 thousand due to related parties as of September 30, 2026 and December 31, 2025, respectively.

(4)	Includes $4.6 million and $4.7 million due to related parties as of September 30, 2026 and December 31, 2025, respectively.

(5)	As of September 30, 2026 and December 31, 2025, the number of outstanding warrants subject to liability classification was 40,017, of which 15,394 were held by RSLGH, LLC (“RSLGH”) a related party.

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYTHM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue(1)	$23,857	$4,043	$60,163	$6,623
Cost of goods sold	5,506	2,668	12,880	4,476
Gross profit	18,351	1,375	47,283	2,147

Selling, general and administrative(2)	17,370	10,263	48,400	21,534
Total operating expenses	17,370	10,263	48,400	21,534

Operating income (loss) from continuing operations	981	(8,888)	(1,117)	(19,387)

Interest expense, net(3)	(1,663)	(1,134)	(5,132)	(1,424)
Gain (loss) in fair value of warrant liabilities	149	(664)	22	(372)
Other income, net	—	53	2	71
Total other expenses, net	(1,514)	(1,745)	(5,108)	(1,725)

Loss from continuing operations before income taxes	(533)	(10,633)	(6,225)	(21,112)
Income tax benefit	—	—	26,798	—
(Loss) income from continuing operations, net of income taxes	(533)	(10,633)	20,573	(21,112)

Loss from discontinued operations	—	(32)	—	(2,073)
Gain on disposal of Extraction business	—	—	—	3,534
(Loss) income from discontinued operations, net of income taxes	—	(32)	—	1,461

Net (loss) income	(533)	(10,665)	20,573	(19,651)

Net (loss) income per share:
Basic income (loss) per share
Continuing operations	$(0.07)	$(5.31)	$1.57	$(10.69)
Discontinued operations	—	(0.02)	—	0.73
Net (loss) income per share attributable to Common Stockholders – basic	$(0.07)	$(5.33)	$1.57	$(9.96)

Diluted income (loss) per share
Continuing operations	$(0.07)	$(5.31)	$1.55	$(10.69)
Discontinued operations	—	(0.02)	—	0.73
Net (loss) income per share attributable to Common Stockholders – diluted	$(0.07)	$(5.33)	$1.55	$(9.96)

Weighted average common shares outstanding - basic	7,722,524	2,002,568	4,029,540	1,973,553
Weighted average common shares outstanding - diluted	7,722,524	2,002,568	7,008,789	1,973,553

(1)	Includes $17.8 million and $45.5 million for the three and nine months ended September 30, 2026, and $696 thousand and $961 thousand for the three and nine months ended September 30, 2025, in each case from related parties.

(2)	Includes $5.1 million and $15.4 million for the three and nine months ended September 30, 2026, and $3.1 million and $7.3 million for the three and nine months ended September 30, 2025, in each case from related parties.

(3)	Includes $1.8 million and $5.4 million of interest expense for the three and nine months ended September 30, 2026, and $1.4 million and $2.2 million for the three and nine months ended September 30, 2025, in each case from a related party.

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYTHM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance at January 1, 2025	1,952,032	$2	$335,400	$(307,313)	$28,089
Stock-based compensation	—	—	589	—	589
Cancellation of common shares	(18)	—	—	—	—
Impairment of non-controlling interests	—	—	—	(230)	(230)
Net loss	—	—	—	(1,626)	(1,626)
Balance at March 31, 2025	1,952,014	$2	$335,989	$(309,169)	$26,822
Stock-based compensation	—	—	515	—	515
Issuance of vested RSUs, net of shares held back to offset tax	50,554	—		—	—
Issuance and accrual of pre-funded warrants in lieu of cash interest payments on related party debt	—	—	510	—	510
Issuance and accrual of pre-funded warrants in lieu of cash interest payments	—	—	476	—	476
Net loss	—	—	—	(7,360)	(7,360)
Balance at June 30, 2025	2,002,568	$2	$337,490	$(316,529)	$20,963
Stock-based compensation	—	—	508	—	508
Issuance or accrual of pre-funded warrants in lieu of cash interest payments on related party debt	—	—	841	—	841
Issuance or accrual of pre-funded warrants in lieu of cash interest payments	—	—	75	—	75
Net loss	—	—	—	(10,665)	(10,665)
Balance at September 30, 2025	2,002,568	2	338,914	(327,194)	11,722

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance at January 1, 2026	2,149,128	$2	$353,818	$(340,800)	$13,020
Stock-based compensation	—	—	570	—	570
Issuance and accrual of pre-funded warrants in lieu of cash interest payments on related party debt	—	—	2,988	—	2,988
Issuance and accrual of pre-funded warrants in lieu of cash interest payments	—	—	75	—	75
Net income	—	—	—	19,922	19,922
Balance at March 31, 2026	2,149,128	$2	$357,451	$(320,878)	$36,575
Stock-based compensation	—	—	578	—	578
Issuance of vested RSUs, net of shares held back to offset tax	30,000	—	—	—	—
Issuance and accrual of pre-funded warrants in lieu of cash interest payments on related party debt	—	—	675	—	675
Issuance and accrual of pre-funded warrants in lieu of cash interest payments	—	—	75	—	75
Net income	—	—	—	1,184	1,184
Balance at June 30, 2026	2,179,128	$2	$358,779	$(319,694)	$39,087
Stock-based compensation	—	—	517	—	517
Issuance of vested RSUs, net of shares held back to offset tax	1,000	—	—	—	—
Issuance and accrual of pre-funded warrants in lieu of cash interest payments on related party debt	—	—	2,925	—	2,925
Issuance and accrual of pre-funded warrants in lieu of cash interest payments	—	—	75	—	75
Net loss	—	—	—	(533)	(533)
Balance at September 30, 2026	2,180,128	$2	$362,296	$(320,227)	$42,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYTHM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$20,573	$(19,651)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,444	2,530
Non-cash interest expense	2,254	1,904
Non-cash tax benefit from release of valuation allowance	(26,798)	—
Lease expense	14	120
Impairment of right-of-use assets	—	24
Stock-based compensation expense	1,665	1,612
Change in fair value of warrant liabilities	(22)	372
Change in provision for credit losses, net	(28)	146
Change in provision for inventory	394	507
Gain on disposal of property and equipment	—	(2)
Gain on disposal of Extraction business	—	(3,534)
Changes in operating assets and liabilities:
Accounts receivable	474	(1,460)
Accounts receivable - related party	1,000	(454)
Inventory	2,267	(3,414)
Prepaid expenses and other current assets	179	(379)
Accounts payable	439	(320)
Accounts payable - related party	(62)	60
Accrued expenses and other current liabilities	(1,117)	(1,638)
Accrued expenses and other current liabilities - related party	4,388	4,348
Operating lease liabilities	(38)	(123)
Contract liabilities	—	(1,167)
Net cash and cash equivalents provided by (used in) operating activities	16,026	(20,519)

Cash flows from investing activities:
Related party acquisition of MC Brands	—	(5,075)
Related party acquisition of VCP	—	(50,000)
Net cash and cash equivalents used in investing activities	—	(55,075)

Cash flows from financing activities:
Proceeds from related party notes	—	72,000
Proceeds from notes payable	—	8,000
Repayments of notes payable	—	(3)
Net cash and cash equivalents provided by financing activities	—	79,997

Net increase in cash and cash equivalents	16,026	4,403
Cash and cash equivalents at the beginning of period	32,218	31,170
Cash and cash equivalents at the end of period	$48,244	$35,573

Supplemental disclosures
Cash paid for interest	$506	$8
Cash paid for income taxes	215	—
Supplemental disclosure of non-cash investing and financing activities
Issuance of pre-funded warrants in lieu of cash interest	$6,813	$1,794
Accrued pre-funded warrants in lieu of cash interest	—	108
Reclassification of accounts payable to notes payable	—	99

The accompanying notes are an integral part of these condensed consolidated financial statements.

RYTHM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Overview, Basis of Presentation and Significant Accounting Policies

Description of Business

RYTHM, Inc. (formerly Agrify Corporation) (together with its subsidiaries, the “Company” or “RYTHM”) delivers well-being to consumers through its portfolio of hemp-derived tetrahydrocannabinol (“THC”) products and iconic licensed brands. The Company’s portfolio of consumer-packaged goods brands includes RYTHM, incredibles, Dogwalkers, Beboe, &Shine, Doctor Solomon’s, Good Green and Señorita. The Señorita brand offers consumers hemp-derived tetrahydrocannabinol (“THC”) beverages that mirror well-known cocktails like a margarita – in four flavors – classic Lime Jalapeño Margarita, Mango Margarita, Paloma and Ranch Water as well as 1777, a hemp-derived THC spirit. Known for its clean, fresh taste and commitment to high-quality, natural ingredients, Señorita offers a low-sugar, low-calorie alternative to alcoholic beverages and is available in eighteen U.S. states and Canada including at top retailers such as Total Wine, ABC Fine Wine & Spirits, and Binny’s. The RYTHM branded beverage comes in three fruit-driven flavors with effect-based ingredients. Both Señorita and RYTHM hemp-derived beverages are available at Chicago’s iconic United Center, based on a partnership announced in January 2026, establishing the Company as the venue’s official THC sponsor. Other hemp-derived products including incredibles and Beboe edible products are primarily sold online and through direct-to-retail partnerships. In addition to the sale of hemp-derived products (“Non-licensing Revenue”), the Company licenses its brands to be manufactured and distributed in exchange for a licensing fee (“Licensing Revenue”). Throughout these unaudited condensed consolidated financial statements, the terms “intellectual property”, “intellectual property rights”, “brands”, “trademarks”, “tradenames”, “brand rights” and “Prepaid License Rights” are used interchangeably.

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

On December 31, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with CP Acquisitions, LLC (“CP”), an entity affiliated with Raymond Chang, the Company’s former Chairman and Chief Executive Officer. Under the Purchase Agreement, CP acquired assets from the Company relating to the Company’s VFUs, including the related Agrify total-turnkey (“TTK”) solution assets and Agrify InsightsTM software solutions (collectively the “Cultivation Business”). The sale of the Cultivation Business occurred following signing on December 31, 2024. The results of the Cultivation Business are presented as discontinued operations in the Condensed Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Cultivation Business associated with discontinued operations in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025. For further discussion on the discontinued operations, refer to Note 6 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

On March 30, 2025, the Company approved the winding down of the Extraction Business by March 31, 2025, including but not limited to, the sale or other disposal of all remaining assets constituting the Extraction Business, the cessation of all business operations related to the Extraction Business, the termination of any outstanding contracts related to the Extraction Business, and termination of any employees primarily involved in the Extraction Business. The results of the Extraction Business are presented as discontinued operations in the Condensed Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Extraction Business associated with discontinued operations in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025. For further discussion on the discontinued operations, refer to Note 6 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

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

On August 27, 2025, the Company acquired from VCP23, LLC an indirect wholly-owned subsidiary of Green Thumb (“VCP23”), 100% of the equity interests of VCP pursuant to which the Company obtained rights relating to VCP. The assets of VCP, consist primarily of intellectual property rights to the RYTHM, Beboe, Dogwalkers, Doctor Solomon’s, &Shine, and Good Green brands (these rights, together with the incredibles brand rights, referred to as “Brand Rights”). Concurrent with the transaction, the Company entered into a license agreement with GTI Core pursuant to which GTI Core was granted the right to use the Brand Rights in connection with its existing businesses. Consideration payable by GTI Core under the license agreement consists of a monthly license fee payable in cash. The Company began recognizing Licensing Revenue under this agreement in November 2025.

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

Although we believe there is currently growing demand for hemp-derived THC products as consumers continue to migrate away from traditional beer and wine products, the regulatory landscape governing such products is becoming increasingly complex and uncertain across multiple dimensions. At the federal level, legislation passed on November 12, 2025 to reopen the U.S. federal government, the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026 (Public Law 119-37) (the “2026 Appropriations Act”), contained a provision that would materially alter the federal definition of hemp-derived products by restricting such products to no more than 0.4 milligrams of total THC per container, to be effective on November 12, 2026. Subsequent legislation enacted on September 2, 2026 delayed the application of the 0.4 milligram per-container restriction to certain products including ours, until December 11, 2026. As of the applicable effective date, products that do not comply with the revised federal definition will be classified as “marijuana” under the Controlled Substances Act (the “CSA”). At the state level, legislative and regulatory responses remain ongoing, uneven and subject to considerable uncertainty. Certain states have enacted legislation conforming state law to the revised federal definition of hemp, while other states continue to permit, or have newly permitted, the sale of hemp-derived THC products. The federal extension does not preempt or otherwise extend applicable state-level restrictions, and certain state restrictions tied to the original November 12, 2026 effective date may therefore remain in effect or become effective as of that earlier date. Our current hemp-derived THC products exceed these limits and, unless this legislation is amended prior to its effective date or the effective date is further extended, we believe it would require us to significantly reformulate or discontinue our current hemp-derived THC product lines or move to produce the products in Drug Enforcement Administration (“DEA”) registered state-licensed medical marijuana facilities deemed legal under federal law, which would require time and additional investment to establish compliant production and distribution pathways, significantly increase our expenses, and materially restrict access to our existing traditional retail and other non-dispensary channels.

Federal cannabis rescheduling developments also introduce additional complexity to the regulatory market in which we operate. The DEA’s April 2026 actions placed certain Food and Drug Administration-approved marijuana products and qualifying state-licensed medical marijuana products in Schedule III of the CSA but expressly left hemp outside its scope. Ongoing Administrative Law Judge proceedings addressing the broader scheduling status of marijuana, including marijuana products and activities not covered by the DEA’s April 2026 actions, could further alter the federal regulatory framework in ways that may have downstream implications for hemp-derived THC products that are difficult to predict. Concurrently, states and municipalities are increasingly enacting or enforcing laws governing hemp-derived THC products, including potency caps, labeling requirements, age restrictions, and outright prohibitions, creating additional operational and compliance uncertainty for the Company. The ultimate impact of these federal legislative, regulatory, and state and local developments on the Company’s hemp-derived THC product lines will depend on future legislative and administrative action at each level of government and remains uncertain at this time.

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

The Company regularly evaluates its assets, including asset groups or reporting units, for impairment in accordance with GAAP. The Company is aware of the impact that prolonged net losses can have on the fair value of underlying assets and the overall company. The Company is committed to ensuring that the carrying amounts of its assets are appropriately assessed and adjusted for any impairment.

Discontinued Operations

On December 31, 2024, the Company entered into and closed the Purchase Agreement with CP. Under the Purchase Agreement, CP acquired assets from the Company relating to the Cultivation Business. On March 30, 2025, the Company discontinued the Extraction Business (together with the Cultivation Business, the “Discontinued Operations”).

As the sale of the Cultivation Business and the exit of the Extraction Business represented strategic shifts that will have a major effect on the Company’s operations and financial results, they have been presented in discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, separate from continuing operations for the three months and nine months ended September 30, 2026 and 2025, in the Company’s condensed consolidated statement of operations and applicable footnotes, and as of September 30, 2026 and December 31, 2025, in the Company’s condensed consolidated balance sheets, as applicable. For further discussion, refer to Note 6 included elsewhere in the notes to the unaudited condensed consolidated financial statements.

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

For the three months ended September 30, 2026, the Company had one related party customer that accounted for 74% of the total revenue from continuing operations. For the three months ended September 30, 2025, one related-party customer and three third-party customers each accounted for 10% or more of total revenue from continuing operations, representing between 11% and 26% of total revenue from continuing operations.

For the nine months ended September 30, 2026, one related-party customer accounted for 75% of total revenue from continuing operations. For the nine months ended September 30, 2025, three third-party customers each accounted for 10% or more of total revenue from continuing operations, representing between 10% and 28% of total revenue from continuing operations.

As of September 30, 2026 and December 31, 2025, one related-party customer accounted for 74% and 75% of the Company’s accounts receivable, respectively.

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

For the purposes of ASC 606, the transaction price for these arrangements includes fixed consideration and variable consideration related to CPI-based adjustments. Per ASC 606, variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue will not occur. As of September 30, 2026, CPI-based adjustments are considered constrained and are therefore excluded from the transaction price and will be recognized as revenue in the period in which the uncertainty is resolved.

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

Rights of Return

In connection with the pending federal ban on hemp-derived THC products effective December 11, 2026, subject to state-level restrictions where applicable, the Company is monitoring the potential effect on its distribution agreements. Under the Company’s distribution agreements, distributors retain the contractual right to require the Company to repurchase product in the event of a regulatory recall or product ban, which represents variable consideration under ASC 606. Consistent with ASC 606-10-55-23, the Company recognizes revenue only to the extent it is probable that a significant reversal in cumulative revenue recognized will not occur. The Company recognizes a refund liability representing the portion of consideration received that it expects to refund. Management evaluated expected distributor repurchases as of September 30, 2026, considering distributor inventory levels and historical sales, and the applicable regulatory effective dates. Based on this assessment, management determined that expected returns associated with products sold through September 30, 2026 were not material, and accordingly, no refund liability was recorded.

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

The provision for income taxes represents federal, state and local income taxes. The effective rate differs from statutory rates due to the Company’s release of valuation allowance during the nine months ended September 30, 2026 that was previously offsetting deferred tax assets. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition or re-measurement of a tax position taken in a prior annual period is recognized separately in the quarter of the change.

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

Net Income (Loss) Per Share

The Company presents basic and diluted net income (loss) per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic income (loss) per share is computed using the two-class method, when participating securities are outstanding, under which net income is allocated to common stockholders and participating securities based on their respective rights to receive dividends. The Company’s participating securities consist of pre-funded warrants whose underlying shares are contingently issuable. Accordingly, net income attributable to its Common Stockholders may differ from reported net income in periods of net income.

Basic income (loss) per share is calculated by dividing net income (loss) attributable to Common Stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. The Company determines diluted income (loss) per share by applying the most dilutive method for each class of potentially dilutive securities. The treasury stock method is applied to stock options, restricted stock units, and liability-classified common stock warrants, the if-converted method is applied to convertible notes, and the two-class method is applied to participating securities. For instruments subject to the two-class method, the Company applies a hybrid approach in which income is allocated after giving effect to adjustments from other dilutive securities.

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

The Company has a history of recurring net losses and negative cash flow in operating activities. However, for the nine months ended September 30, 2026, the Company generated positive cash flow from operating activities of $16.0 million, primarily from contractual Licensing Revenue, and reported net income of $20.6 million, primarily as a result of a non-cash income tax benefit of $26.8 million from the release of a valuation allowance. Management believes that the Company’s $48.2 million of cash and cash equivalents, anticipated contractual Licensing Revenue and ability to address outstanding Convertible Notes will be sufficient to meet its cash requirements through at least the 12-month period following the date that these condensed consolidated financial statements were issued.

Convertible Notes maturities of $80.0 million exist through February 2027, of which $72.0 million is held by a subsidiary of Green Thumb Industries, a related party. Of this amount, $30.0 million matures on November 22, 2026, including $27.0 million held by the Green Thumb subsidiary. The Company’s cash and cash equivalents of $48.2 million are sufficient to satisfy the $30.0 million near-term maturity, and the Company is in active discussions with Green Thumb regarding an extension of the $27.0 million portion. Beyond the near-term maturity addressed above, if the holders of the Convertible Notes elect to be paid in cash upon maturity, it could raise substantial doubt about the Company’s ability to continue as a going concern. However, while these remaining obligations require management attention, management believes it is probable that they will be addressed through extension or conversion consistent with historical practice. Accordingly, the financial statements have been prepared on a going concern basis.

Note 2 — Revenue

Revenue

The Company generates revenue from continuing operations from Non-licensing Revenue and Licensing Revenue.

For the three and nine months ended September 30, 2026, the Company generated revenue from continuing operations from hemp-derived product sales (Non-licensing Revenue) and Licensing Revenue. Hemp-derived product sales revenue is recognized at a point-in-time when control transfers to the customer.

Licensing Revenue prior to April 1, 2026 was sales-based and recognized over time as the underlying sales occur in accordance with the terms of the related party license agreements, which commenced in May 2025. Effective April 1, 2026, the licensing arrangements were amended to provide for a fixed annual fee and Licensing Revenue is recognized on a ratable basis over the license term. For the three and nine months ended September 30, 2025, Non-Licensing Revenue from continuing operations is transferred at a point-in-time and relates to hemp-derived beverages.

The following table provides the Company’s revenue from continuing operations disaggregated by revenue type:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Non-licensing Revenue	$6,357	$3,511	$15,188	$5,843
Licensing Revenue	17,500	532	44,975	780
Total revenue	$23,857	$4,043	$60,163	$6,623

As of September 30, 2026, the aggregate amount of contractual Licensing Revenue allocated to remaining performance obligations is approximately $273.4 million. This represents fixed fees through August 27, 2030, reflecting the period prior to which neither party may terminate unilaterally; mutual termination remains available throughout the term. The Company expects to recognize this amount as revenue ratably over that period. The Company excluded variable consideration related to CPI-based fee escalators from the total remaining performance obligations, as such amounts are constrained and not included in the transaction price. As described in Note 8 and Note 15, an affiliate of Green Thumb holds a call option to repurchase some or all of the MC Brands and VCP intellectual property rights licensed under these arrangements, upon the occurrence of specified eligibility conditions, none of which had been satisfied as of September 30, 2026. Federal restrictions on hemp-derived THC products are currently scheduled to become effective on December 11, 2026, which, if effective as scheduled, would satisfy one of the eligibility conditions, although exercise would remain solely within the discretion of Green Thumb and its affiliates. If the option is exercised, the Company would no longer recognize Licensing Revenue related to the repurchased intellectual property rights for periods after the repurchase, and the remaining performance obligations would be reduced for the repurchased intellectual property rights.

Note 3 — Supplemental Condensed Consolidated Balance Sheet Information

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026	December 31, 2025
Accounts receivable, gross	$8,125	$9,699
Less allowance for credit losses	(354)	(382)
Accounts receivable, net	$7,771	$9,317

The movement of the Company’s credit losses accounts were as follows:

	Nine months ended	Year ended
(In thousands)	September 30, 2026	December 31, 2025
Allowance for credit losses - beginning of period	$382	$—
(Recovery of) Provision allowance for credit losses	(28)	382
Allowance for credit losses - end of period	$354	$382

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026	December 31, 2025
Prepaid marketing	$982	$1,259
Prepaid expenses, other	524	589
Income tax receivable	215	—
Prepaid insurance	70	122
Total prepaid expenses and other current assets	$1,791	$1,970

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026	December 31, 2025
Accrued consulting fee	$3,538	$3,118
Accrued marketing fee	1,372	1,021
Accrued interest expense	417	1,736
Compensation related fees	172	522
Accrued professional fees	141	248
Litigation reserve	—	570
Accrued distributor termination fee	160	—
Accrued fulfillment and manufacturing related costs	126	342
Sales tax payable	188	47
Other current liabilities	511	313
Total accrued expenses and other current liabilities	$6,625	$7,917

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

Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar instruments in active markets, or quoted prices for identical or similar instruments in markets that are not active

Level 3: Unobservable inputs for which there is little or no market data which require the Company to develop its own assumptions about how market participants would price the asset or liability.

The Company has certain financial instruments which consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, operating lease liabilities, long-term debt, related party debt, and warrant liabilities. Fair value information for each of these instruments as well as other balances of the Company are as follows:

●	Cash and cash equivalents, accounts payable, and accrued expenses approximate their fair value based on the short-term nature of these instruments.

●	Accounts receivable are presented net of an allowance for estimated credit losses, which approximates fair value.

●	The carrying value of lease liabilities approximates fair value due to the implicit discount rates used in the determination of the lease liabilities being consistent with the Company’s incremental borrowing rates at the time of lease inception and accounting for the duration of the leases.

●	Long-term debt and related party debt, including the debt that has undergone troubled debt restructuring, is carried at amortized cost, dictated by the prevailing market interest rates at the time of each transaction in accordance with ASC Topic 470, Debt (“ASC 470”). As of September 30, 2026, the carrying amounts of the long-term and related party debt approximated their fair values due to their near-term maturity. The fair value of these instruments is classified as Level 3 within the fair value hierarchy.

●	The Company’s warrant liabilities are marked-to-market for each reporting period with the changes in fair value of warrant liabilities recorded in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations until the warrants are exercised. The fair value of the warrant liabilities are estimated using a Black-Scholes option-pricing model.

At September 30, 2026 and December 31, 2025, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2026				December 31, 2025
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$—	$—	$675	$675	$—	$—	$697	$697
Total liabilities	$—	$—	$675	$675	$—	$—	$697	$697

Warrant Liabilities

The estimated fair value of the warrant liabilities on September 30, 2026 and December 31, 2025 is determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values that represent the Company’s best estimate. The volatility rate is determined utilizing the Company’s own share price and the share price of competitors over time. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The following table summarizes the Company’s assumptions used in the valuations as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Stock price	$20.97	$21.34
Exercise price	$0.14 - $22,440	$0.14 - $22,440
Expected term (in Years)	0.33 - 1.41	1.08 - 2.14
Volatility	156.7%	163.0%
Discount rate - treasury yield	4.2 - 4.7%	3.5%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the nine months ended September 30, 2026 and for the year ended December 31, 2025:

	Nine months ended September 30, 2026	For the year ended December 31, 2025
Warrant liabilities - beginning of period	$697	$996
Change in estimated fair value	(22)	(299)
Warrant liabilities end of period	$675	$697

As of September 30, 2026 and December 31, 2025, the number of outstanding warrants subject to liability classification was 40,017, of which 15,394 are held by RSLGH, a related party and wholly-owned subsidiary of Green Thumb.

Note 5 — Inventory, Net

Inventories are stated at the lower of cost or net realizable value, with cost principally determined by the weighted-average cost method. Such costs include the acquisition cost for raw materials and operating supplies. The Company’s standard payment terms with suppliers may require making payments in advance of delivery of inventory to the Company.

Inventory consisted of the following related to hemp-derived THC products as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026	December 31, 2025
Finished goods	$1,459	$3,108
Raw materials	427	947
Packaging materials	443	542
Inventory, gross	2,329	4,597
Inventory reserves	(946)	(552)
Total inventory, net	$1,383	$4,045

Inventory Reserves

The Company establishes an inventory reserve for obsolete, slow moving, and defective inventory. The Company calculates inventory reserves for obsolete, slow moving, or defective items as the difference between the cost of inventory and its estimated net realizable value. The reserves are based upon management’s expected method of disposition and consideration of other factors that may affect the recoverability of inventory, including anticipated changes to the federal regulatory framework for hemp-derived THC products.

Note 6 — Discontinued Operations

Cultivation Business Discontinued Operations

On December 31, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with CP, an entity affiliated with Raymond Chang, the Company’s former Chairman and Chief Executive Officer. Under the Purchase Agreement, CP acquired assets from the Company relating to the Company’s vertical farming unit business, including the related “Cultivation Business”. The consideration for the sale included the assumption by CP of certain secured indebtedness and other liabilities related to the Cultivation Business. The disposition resulted in a loss on sale of $11.9 million, which was recorded in net loss from discontinued operations for the year ended December 31, 2024. As of September 30, 2026, the Company has no material remaining assets or liabilities, nor any ongoing involvement related to the Cultivation Business. For the three and nine months ended September 30, 2026, the Company has no material results of operations related to the Cultivation Business.

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

In connection with the discontinuation of its legacy Extraction Business, the Company continues to carry certain liabilities, including accounts payable and other current liabilities of $565 thousand and $1.5 million, respectively, as of September 30, 2026. These balances represent historical obligations for which there has been limited collection activity. The Company believes the amounts may be owed and therefore has classified them as current liabilities; however, the timing and likelihood of settlement remain uncertain. The Company evaluates these balances periodically and will derecognize when the obligations are extinguished, including upon legal release such as expiration of the applicable statute of limitations.

For the three and nine months ended September 30, 2026, the Company has no material results of operations related to the Extraction Business.

As of December 31, 2025, assets associated with Discontinued Operations consisted of operating lease right-of-use assets of $14 thousand. Liabilities associated with Discontinued Operations totaled $2.1 million, consisting of accounts payable of $0.6 million, accrued expenses and other current liabilities of $1.5 million, and current operating lease liabilities of $38 thousand.

The following table summarizes the Company’s income from Discontinued Operations for the three and nine months ended September 30, 2025:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Revenue	$—	$1,188
Cost of goods sold	—	1,835
Gross profit (loss)	—	(647)

Selling, general and administrative	31	1,403
Impairment of right-of-use assets	—	24
Gain on disposal of property and equipment	—	(2)
Total operating expenses	31	1,425

Operating loss from discontinued operations	(31)	(2,072)

Other (Expense) Income
(Loss) gain on disposal of Extraction business	—	3,534
Other (expense) income, net	(1)	(1)
Total other (expense) income	(1)	3,533

Net (loss) income from discontinued operations	(32)	1,461
Income tax effect on discontinued operations	—	—
(Loss) income from discontinued operations, net of income taxes	(32)	1,461

The condensed consolidated statements of cash flows include continuing operations and discontinued operations. The following table summarizes the depreciation and amortization of long-lived assets and change in provision for credit losses related to Discontinued Operations for the three and nine months ended September 30, 2025:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Depreciation and amortization	$-	$52
Change in provision for credit losses, net	-	52

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

Prepaid License Rights relate to arrangements entered into in 2025 with affiliates of Green Thumb, as further described in Note 8 below.

As of September 30, 2026 and December 31, 2025, prepaid license rights were comprised of the following:

September 30, 2026
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(In thousands)	in Years	Amount	Amortization	Amount
Prepaid License Rights, related party	2 - 5	$54,500	$(15,544)	$38,956

December 31, 2025
	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
(In thousands)	in Years	Amount	Amortization	Amount
Prepaid License Rights, related party	2 - 5	$54,500	$(5,100)	$49,400

During the three and nine months ended September 30, 2026, the Company recognized amortization expense of $3.5 million and $10.4 million, respectively, related to Prepaid License Rights.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years ending December 31 (In thousands)	Future Amortization Expense
Remaining 2026	$3,519
2027	13,964
2028	12,346
2029	8,784
2030	343
Total	$38,956

Note 8 —Acquisitions

Prepaid License Rights

VCP Transaction

On August 27, 2025, the Company entered into a purchase agreement with VCP23, an indirect wholly-owned subsidiary of Green Thumb, a related party, pursuant to which the Company acquired 100% of the equity interests of VCP and obtained access to and use of certain intellectual property rights (the “VCP Transaction”) in exchange for cash consideration of $50.0 million.

An affiliate of Green Thumb holds a call option to repurchase some or all of the VCP Transaction intellectual property rights for up to five years from the transaction date upon the occurrence of certain specified eligibility conditions, which are outside of the control of both parties and which, at the transaction date, were assessed as more than remote. Due to changes in legislation around hemp-derived products enacted in November 2025, which are currently expected to become effective in December 2026, one of the eligibility conditions that would permit the repurchase right to become exercisable is likely to be satisfied upon effectiveness in December 2026. However, satisfaction of such conditions does not obligate Green Thumb or its affiliates to exercise the repurchase option, which remains within their discretion.

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

MC Brands Transaction

On May 20, 2025, the Company entered into a purchase agreement with VCP, an indirect wholly-owned subsidiary of Green Thumb, a related party, pursuant to which the Company acquired 100% of the equity interests of VCP and obtained access to and use of certain intellectual property rights associated with the “MC Brands Transaction” in exchange for cash consideration of $5.1 million.

An affiliate of Green Thumb holds a call option to repurchase some or all of the MC Brands intellectual property rights for up to five years from the transaction date upon the occurrence of certain specified eligibility conditions which are outside of the control of both parties and which, at the transaction date, were assessed as more than remote. Due to changes in legislation around hemp-derived products enacted in November 2025, which are currently expected to become effective in December 2026, one of the eligibility conditions that would permit the repurchase right to become exercisable is likely to be satisfied upon effectiveness in December 2026. However, satisfaction of such conditions does not obligate Green Thumb or its affiliates to exercise the repurchase option, which remains within their discretion.

Consistent with the VCP Transaction, this arrangement is not accounted for as an asset acquisition under ASC 805 and is instead accounted for as a prepaid executory contract under ASC 340.

The Company continues to evaluate the impact of regulatory developments related to hemp-derived products on this arrangement. As of September 30, 2026, no impairment or changes in accounting conclusions have been recognized.

Note 9 —Debt

The Company’s debt consisted of:

(In thousands)	September 30, 2026	December 31, 2025
Related party debt:
Convertible Notes	$72,000	$72,000
Total related party debt	72,000	72,000
Less: current portion	(72,000)	(27,000)
Related party debt, net of current	$—	$45,000

Short-term debt:
PPP Loan	$624	$620
Convertible Note - Current	—	1
Total short-term debt	$624	$621

Long-term debt:
Convertible Note	$8,000	8,000
Total long-term debt	8,000	8,000
Less: current portion	(8,000)	(3,000)
Long-term debt, net of current	$—	$5,000

Convertible Notes

On May 22, 2025, the Company issued secured convertible notes with an aggregate original principal amount of $30.0 million (collectively the “May 2025 Notes”) to RSLGH and to certain other third-party accredited investors. The May 2025 Notes are secured obligations of the Company and rank senior to all indebtedness of the Company except for the August 2025 Notes, which rank on parity with the May 2025 Notes. The May 2025 Notes will mature on November 22, 2026 and accrue interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March while the May 2025 Notes are outstanding, in pre-funded warrants, beginning September 1, 2025. The principal amount of the May 2025 Notes will be payable on the maturity date. The May 2025 Notes may be converted into Common Stock or, at the election of the holder, into pre-funded warrants, and, as of September 30, 2026, were subject to a beneficial ownership limitation for RSLGH of 49.99% and a beneficial ownership limitation for other holders of 4.99%, in each case subject to applicable Nasdaq listing rules. If a holder elects to convert the May 2025 Notes into Common Stock, the conversion price per share will be $23.53, equal to the most recent closing price of the Common Stock on the Nasdaq Capital Market at the time the May 2025 Notes were issued, subject to customary adjustments for certain corporate events. If a holder elects to convert the May 2025 Notes into pre-funded warrants, and for interest payments payable in the form of pre-funded warrants, the conversion price per pre-funded warrant will be equal to the $23.53 conversion price less the $0.001 exercise price of the warrant. The conversion of the May 2025 Notes into Common Stock and/or pre-funded warrants is subject to certain customary conditions and, to the extent necessary, the receipt of stockholder approval under Nasdaq listing rules.

On August 25, 2025, the Company issued secured convertible notes with an aggregate original principal amount of $50.0 million (collectively the “August 2025 Notes” and, together with the May 2025 Notes, the “Convertible Notes”) to RSLGH and to certain other third-party accredited investors. The August 2025 Notes are secured obligations of the Company and rank senior to all indebtedness of the Company except for the May 2025 Notes, which rank on parity with the August 2025 Notes. The August 2025 Notes will mature on February 25, 2027 and accrue interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March, while the August 2025 Notes are outstanding beginning March 1, 2026. The principal amount of the August 2025 Notes will be payable on the maturity date. The August 2025 Notes may be converted into Common Stock or, at the election of the holder, into pre-funded warrants, and, as of September 30, 2026, were subject to a beneficial ownership limitation for RSLGH of 49.99% and a beneficial ownership limitation for other holders of 4.99%, in each case subject to applicable Nasdaq listing rules. If a holder elects to convert the August 2025 Notes into Common Stock, the conversion price per share will be $29.475, equal to the Minimum Price as such term is defined under Nasdaq Listing Rule 5635 at the time the August 2025 Notes were issued, subject to customary adjustments for certain corporate events. If a holder elects to convert the August 2025 Notes into pre-funded warrants, and for interest payments elected to be paid in the form of pre-funded warrants, the conversion price per pre-funded warrant will be equal to the $29.475 conversion price less the $0.001 exercise price of the warrant. The conversion of the August 2025 Notes into Common Stock and/or pre-funded warrants is subject to certain customary conditions and, to the extent necessary, the receipt of stockholder approval under Nasdaq listing rules.

On August 10, 2026, at a special meeting of the Company’s stockholders, the Company’s stockholders approved the issuance to RSLGH of shares of Common Stock underlying certain convertible promissory notes and pre-funded warrants, and shares issuable pursuant to shared services agreements, in accordance with Nasdaq Listing Rule 5635. Following the special meeting, the Company entered into an amendment agreement (the “Amendment”) with RSLGH and Vision Management Services, LLC (“VMS”), each a subsidiary of Green Thumb, amending the Convertible Notes, the pre-funded warrants, and the shared services agreements to remove beneficial ownership limitations, including the 49.99% beneficial ownership limitation, on the conversion of the Convertible Notes and the exercise of outstanding and future pre-funded warrants, effective as of October 10, 2026 (the “Amendment Effective Date”).

The Convertible Notes impose certain customary affirmative and negative covenants upon the Company, including covenants relating to ranking and reservation of shares. If an event of default under one or more of the Convertible Notes occurs and is not waived, the holder can elect to accelerate all or a portion of the then-outstanding principal amount of the applicable Note, plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 14% from the date of a default or event of default. The Company was in compliance with these covenants as of September 30, 2026.

The Company determined the Convertible Notes do not contain features that qualify as embedded derivatives in accordance with ASC 815. Borrowings under the Convertible Notes as of September 30, 2026 totaled $80.0 million, of which $72.0 million held by Green Thumb is recorded as Related party debt, current and $8.0 million is recorded within Long-term debt, current on the Company’s condensed consolidated balance sheet.

Related party interest expense incurred on the Convertible Notes was approximately $1.8 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively. Related party interest expense incurred on the Convertible Notes was approximately $5.4 million and $2.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Interest expense incurred on the Convertible Notes related to unaffiliated third parties amounted to approximately $201 thousand and $123 thousand for the three months ended September 30, 2026 and 2025, respectively. Interest expense incurred on the Convertible Notes related to unaffiliated third parties amounted to approximately $604 thousand and $156 thousand for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, future minimum principal payments on all debt positions, excluding accrued interest amounts, were as follows:

Years ending December 31 (In thousands)
Remaining 2026	$30,624
2027	50,000
Total future payments	$80,624

Note 10 — Stockholders’ Equity

Related Party Warrant Issuance

On May 21, 2024, in connection with the amendment of previously outstanding notes, the Company issued 492,204 and 525,114 Pre-Funded Warrants to GIC Acquisitions and CP (the “Related Party Pre-Funded Warrants”), respectively, in exchange for notes payable amounting approximately to $2.29 million and $11.5 million, respectively. The Related Party Pre-Funded Warrants can be used to purchase Company’s Common Stock with par value of $0.001 at an exercise price of $0.015. The Related Party Pre-Funded Warrants have been identified as freestanding financial instruments and were determined not to be indexed to the Company’s own stock. Accordingly, the Related Party Pre-Funded Warrants are precluded from being classified within equity and classified as a liability with subsequent changes in fair value recognized each reporting period in earnings. The fair value of the Related Party Pre-Funded Warrants on the issuance date was $5,600,334 determined as the intrinsic value.

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

On August 12, 2024, the stockholders of the Company approved a proposal to amend the Related Party Pre-Funded Warrants to add the Adjustment Provisions at a future date. Pursuant to that approval, on August 28, 2024, the Company entered into amendments to the Related Party Pre-Funded Warrants to insert the Adjustment Provisions. This resulted in a reassessment of the Related Party Pre-Funded Warrants such that they no longer met the requirements for equity classification and became classified as liabilities. They were remeasured to their fair value upon modification, resulting in a reduction in value of approximately $3.1 million. The fair value, as of August 28, 2024, of $3,723,383 was reclassified to a warrant liability. As a result of the warrant amendments and the subsequent issuance of 189,645 shares of Common Stock to another party at an effective purchase price of $2.109 per share of Common Stock, the number of shares of Common Stock underlying the Related Party Pre-Funded Warrant held by CP Acquisitions was adjusted to 5,452,288 and the number of shares of Common Stock underlying the Related Party Pre-Funded Warrant held by GIC Acquisitions was adjusted to 1,085,122. On August 30, 2024, CP Acquisitions partially exercised its Pre-Funded Warrant and entities affiliated with Raymond Chang and I-Tseng Jenny Chan received an aggregate of 383,127 shares of Common Stock upon the exercise.

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

During the nine months ended September 30, 2026, 282,306 pre-funded warrants were issued in lieu of cash interest payments of $7.6 million, of which 269,552 warrants were issued to RSLGH.

Note 11 — Stock-Based Compensation and Employee Benefit Plans

2022 Omnibus Equity Incentive Plan

On April 29, 2022, the Company’s Board of Directors, and on June 8, 2022, the Company’s stockholders, adopted and approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation right awards, performance share awards, restricted stock awards, restricted stock unit awards, other stock-based awards and cash-based awards. As of September 30, 2026, there were 218,565 shares of Common Stock available to be granted under the Company’s 2022 Plan.

The Company’s stock compensation expense from continuing operations was $517 thousand and $508 thousand for the three months ended September 30, 2026 and 2025, respectively. The Company’s stock compensation expense from continuing operations was $1.7 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company’s stock compensation expense from discontinued operations was $nil and a forfeiture of $nil for the three months ended September 30, 2026 and 2025, respectively. The Company’s stock compensation expense from discontinued operations was $nil and a forfeiture of $20 thousand for the nine months ended September 30, 2026 and 2025, respectively.

Stock Options

For the nine months ended September 30, 2026, there were no options granted, exercised, or expired under the Company’s stock option plans. There were 75 options outstanding with a weighted average exercise price of $27 thousand as of both September 30, 2026 and December 31, 2025. There were no unvested options as of September 30, 2026.

As of September 30, 2026, there was no unrecognized compensation expense related to unvested options.

The following table summarizes information about options vested and exercisable at September 30, 2026:

Options Vested and Exercisable
Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
38	4.39	$40,234
34	4.10	$14,208
3	3.82	$4,104

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

The following table presents restricted stock unit activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	126,750	$38.08
Granted	31,500	26.98
Vested	(31,000)	28.40
Forfeited	(2,500)	41.18
Unvested at September 30, 2026	124,750	$37.62

As of September 30, 2026, total unrecognized compensation expense related to unvested restricted stock units was $3.2 million, which is expected to be recognized over a weighted average period of 0.99 years.

Note 12 — Stock Warrants

The following table presents all warrant activity of the Company for the nine months ended September 30, 2026:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding at December 31, 2025	10,892,112	$5.08
Issued	282,306	$0.00
Warrants outstanding at September 30, 2026	11,174,418	$4.95

Note 13 — Income Taxes

The Company’s effective income tax rate was 0.0% and 0.0% for the three months ended September 30, 2026 and 2025, respectively. The Company’s effective income tax rate was 430.5% and 0.0% for the nine months ended September 30, 2026 and 2025, respectively. The Company recorded no income tax expense or benefit for the three months ended September 30, 2026 and an income tax benefit of $26.8 million for the nine months ended September 30, 2026, compared to nil for the three and nine months ended September 30, 2025.

Changes in the benefit from income taxes for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 are a result of the Company releasing the valuation allowance against its deferred tax assets.

During the period ended March 31, 2026, the Company released $25.6 million of its valuation allowance following the execution of an amendment to its license agreement with GTI Core on March 31, 2026, which transitioned the Company’s licensing fees to a fixed annual structure. This amendment significantly reduced uncertainty around the Company’s future taxable income projections. Based on sustained projected book and taxable income over the near term, management concluded that sufficient positive evidence existed to determine that its deferred tax assets are more-likely-than-not realizable, and accordingly released the valuation allowance during the first quarter of 2026. During the three months ended September 30, 2026, the Company did not record any income tax expense or benefit. The aggregate valuation allowance released was $26.8 million as of September 30, 2026. A valuation allowance continues to be maintained against certain state deferred tax assets for which apportionment factors do not support realization in the foreseeable future; the aggregate amount of such state deferred tax assets is not material. As a result, the income tax benefit recognized for the nine months ended September 30, 2026 is attributable to the release of the valuation allowance. Prior to the initial release, the Company maintained a full valuation allowance against its deferred tax assets due to uncertainty surrounding future income projections.

The utilization of the Company’s net operating loss (“NOL”) carryforwards is subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended and similar provisions in various state jurisdictions due to historical change in ownership provisions (“Ownership Changes”). These limitations may reduce the amount of NOLs available in future periods and may result in the expiration of certain NOLs before they can be utilized. During the period ended September 30, 2025, the Company completed an analysis of Ownership Changes, which had not previously been performed. The analysis identified multiple historical ownership changes that significantly limit the utilization of federal and state NOLs through the date of the most recent change on November 5, 2024, subjecting them to a minimal annual limitation. NOLs generated after November 5, 2024 are not currently subject to this limitation and may be available to offset future taxable income, although any future ownership changes could impose additional limitations.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing significant and wide-ranging changes to the U.S. tax system. The bill includes restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property. Another key point is the return to immediate expensing of domestic research and experimental expenditures (“R&E”) and accelerated tax deductions of R&E that were previously capitalized.  The legislation also reinstates EBITDA-based interest deduction for tax purposes. The impacts of the OBBBA are reflected in the Company’s results for the period ended September 30, 2026, and there was no material impact to the Company’s income tax benefit or effective tax rate.

Note 14 — Net Income (Loss) Per Share

The holders of the Company’s pre-funded warrants are entitled to receive pro rata distributions if the Company declares or makes any dividend or other distribution of its assets to holders of shares of Common Stock, without regard to any beneficial ownership limitation applicable to the exercise of the pre-funded warrants. As a result, the pre-funded warrants are considered participating securities in accordance with ASC 260, Earnings Per Share. In periods in which the Company reports net income, the Company applies the two-class method to compute basic and diluted earnings per share. Under this method, earnings are allocated to Common Stock and participating securities based on their respective rights to receive dividends, as if all undistributed earnings for the period were distributed. The portion of earnings allocated to participating securities is deducted from net income in determining net income attributable to common stockholders for purposes of computing earnings per share. In periods in which the Company reports a net loss, losses are allocated to participating securities only if the security has a contractual obligation to share in losses. As the pre-funded warrants do not contain a contractual obligation to share in losses, no loss was allocated to the pre-funded warrants for the three and nine months ended September 30, 2025, or the three months ended September 30, 2026. For the nine months ended September 30, 2026, the Company reported net income and allocated earnings to the pre-funded warrants in accordance with the two-class method. On August 10, 2026, the Company obtained stockholder approval for the issuance of shares upon exercise of certain of the pre-funded warrants, satisfying the last substantive condition to their exercise. From that date, the shares underlying those pre-funded warrants are included in basic and diluted weighted-average shares outstanding in accordance with ASC 260 and are no longer subject to the two-class method; the two-class method continues to apply to pre-funded warrants not covered by such approval.

The Company computes diluted earnings per share by considering the impact of all potentially dilutive securities and applying the combination of methods that results in the most dilutive outcome in accordance with ASC 260. The Company evaluates the dilutive effect of each class of potential common shares using the treasury stock method, if-converted method, or the two-class method, as applicable. For instruments subject to the two-class method, the Company applies a hybrid approach under which the two-class earnings allocation is applied to the earnings pool adjusted for if-converted and treasury stock method adjustments applicable to other dilutive instruments. The treasury stock method is applied to stock options, unvested restricted stock units and to the Company’s liability-classified common stock warrants, the if-converted method is applied to convertible notes, and the two-class method is applied to participating pre-funded warrants not included in basic weighted-average shares. For liability-classified warrants included in diluted earnings per share, the numerator is adjusted to remove the change in fair value of the warrants recognized in earnings during the period. The convertible notes are not considered participating securities, as they do not provide the holder with a current right to participate in dividends or undistributed earnings prior to conversion.

The components of basic and diluted net income (loss) per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net (loss) income from continuing operations	$(533)	$(10,633)	$20,573	$(21,112)
Net (loss) income from discontinued operations	—	(32)	—	1,461
Minus: net income (loss) allocated to participating warrants	—	—	(14,264)	—
Numerator for basic EPS - Net (loss) income available for common shareholders	$(533)	$(10,665)	$6,309	$(19,651)

Effect of dilutive securities

Interest expense on Convertible Notes - from continuing operations	$—	$—	$4,440	$—
Change in fair value of liability-classified warrants	—	—	(12)	—
Reallocation of net income to participating warrants	—	—	152	—
Numerator for diluted EPS - Net (loss) income available for common shareholders	$(533)	$(10,665)	$10,889	$(19,651)

Denominator:
Denominator for basic EPS - Weighted-average common shares outstanding	7,722,524	2,002,568	4,029,540	1,973,553
Effect of dilutive securities
Unvested restricted stock units	—	—	—	—
Liability-classified warrants	—	—	32,106	—
Conversion of Convertible Notes	—	—	2,947,143	—
Denominator for diluted EPS - adjusted weighted-average common stock outstanding	7,722,524	2,002,568	7,008,789	1,973,553
Basic net (loss) income per share attributable to common shareholders	$(0.07)	$(5.33)	$1.57	$(9.96)
Diluted net (loss) income per share attributable to common shareholders	$(0.07)	$(5.33)	$1.55	$(9.96)

The Convertible Notes are evaluated for dilutive effect under the if-converted method, under which the after-tax interest expense on the notes is added back to the numerator and the notes are treated as converted at the stated conversion ratio. Pre-funded warrants issuable in settlement of interest accrued on the Convertible Notes during the period are included in the if-converted computation and, accordingly, are not treated as participating securities in the diluted computation. The notes are anti-dilutive when the after-tax interest per share issuable upon conversion exceeds earnings per share before giving effect to the notes. For the three months ended September 30, 2026, the Company reported a net loss; accordingly, all potentially dilutive securities, including the Convertible Notes (representing 2,971,433 gross shares issuable upon conversion), unvested restricted stock units, stock options and liability-classified common stock warrants, were anti-dilutive and excluded from the computation of diluted loss per share, while for the nine months ended September 30, 2026 the Convertible Notes and the liability-classified pre-funded warrants were dilutive and were included in the computation. In addition, the Company excluded the following potential common stock equivalents, presented based on amounts outstanding at each period end, from the computation of diluted earnings (loss) per share attributable to common stockholders for the periods presented because their inclusion would have been anti-dilutive.

	Nine months ended September 30,
	2026	2025
Shares subject to outstanding warrants	7,708	7,641,863
Shares subject to unvested restricted stock units	124,750	82,000
Shares subject to outstanding stock options	75	75
	132,533	7,723,938

Note 15 — Commitments and Contingencies

Legal Matters

From time to time, the Company may become involved in material legal proceedings or be subject to claims arising in the ordinary course of our business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Bud & Mary’s Litigation

On September 15, 2022, the Company provided a notice of default to Bud & Mary’s Cultivation, Inc. (“Bud & Mary’s) and certain related parties notifying such parties that Bud & Mary’s was in default of its obligations under the TTK solution between the Company and Bud & Mary (the “Bud & Mary TTK Agreement”). On October 5, 2022, Bud & Mary’s filed a complaint in the Superior Court of Massachusetts in Suffolk County, naming the Company as the defendant (the “Bud & Mary Complaint”). Bud & Mary’s is seeking, among other relief, monetary damages in connection with alleged unfair or deceptive trade practices, breach of contract and conversion arising from the Bud & Mary TTK Agreement. While the Company believes the claim is without merit and will continue to vigorously defend itself against Bud & Mary’s allegations, litigation is inherently unpredictable and there can be no assurance that the Company will prevail in this matter. During the third quarter of 2022, the Company deemed it necessary to fully reserve for the outstanding $14.7 million note receivable balance due to the current litigation and the uncertainty of the customer’s ability to repay the balance. As of December 31, 2024, the allowance related to Bud & Mary’s was reduced to $14.4 million, reflecting a recovery of allowance for credit losses resulting from a loan repayment of $330 thousand that was previously included in the allowance. The $14.4 million represents the amount of the contingent loss that the Company has determined to be reasonably possible and estimable. The actual cost of resolving this matter may be higher or lower than the amount the Company has reserved. If the Company is unable to realize revenue from its TTK Solution offerings on a timely basis or at all, or if it incurs an additional loss as a result of the Bud & Mary’s claim, the Company’s business and financial performance will be adversely affected. On November 14, 2022, the Company filed its answers and affirmative defenses to the Bud & Mary Complaint and counterclaims. The Company is seeking, among other relief, monetary damages in connection with the breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and enforcement of the guarantees. This matter is still actively ongoing. This matter is subject to the Cultivation Business sale escrow set-off agreement, under which approximately $1.5 million is available to indemnify the Company against losses arising from this and other claims that are the obligation of CP.

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

On July 29, 2026, the parties entered into a settlement agreement resolving all claims in the consolidated Bowdoin matter concerning the Company. During the three months ended September 30, 2026, the $1.15 million settlement amount was paid from the escrow litigation reserve. The settlement had no impact on the Company’s financial statements.

McCutchan, Inc.

In December 2021, the Company entered into a standard form of agreement between owner and contractor whereby Valiant Group LLC (“Valiant”) is the general contractor for tenant improvements on certain real property located in Bellevue, Washington (the “Project”). McCutchan, Inc. (“McCutchan”) agreed to be a subcontractor on the Project and engaged various other subcontractors (the “Valiant Agreement”). The Company terminated Valiant as the general contractor for, among other allegations, breach of contract and unjust enrichment. Following the termination of Valiant, in October 2022, the Valiant Agreement was assigned and accepted (the “Assignment”) to Agxion, LLC, a wholly owned Subsidiary of the Company. The Assignment contemplates that, as a subcontractor to the Valiant Agreement, McCutchan is still bound to the subcontract agreement and will continue construction operations on the Project. The Company is pursuing Valiant in a separate litigation to collect no less than approximately $1.4 million alleging overbilling, breach of the Valiant Agreement, and violation of Chapters 18.27 and 19.86 of the Revised Code of Washington. On March 5, 2024, McCutchan filed a complaint in the Superior Court of Washington for King County naming the Company, Valiant, and certain related parties as defendants. In the complaint, McCutchan asserted the following causes of action against the Company: (1) breach of contract, (2) voidable contract, (3) interference with business or economic expectancy, (4) unjust enrichment, and (5) defamation. McCutchan’s claims are based on allegations of misrepresentations made by the Company to pay McCutchan for work completed on the Project as well as a failure to pay under the Valiant Agreement. In the alternative, McCutchan is alleging the Assignment is void and not a valid contract. McCutchan is seeking to collect no less than $3 million against the Company and all other named defendants. This matter is subject to the Cultivation Business sale escrow set-off agreement, under which approximately $1.5 million is available to indemnify the Company against losses arising from this and other claims that are the obligation of CP.

Assets Subject to Contingent Repurchase Rights

Under the purchase agreements for the MC Brands Transaction and the VCP Transaction, Green Thumb or its affiliates may repurchase some or all of the MC Brands and/or VCP assets within five years of the respective transaction dates upon the occurrence of specified eligibility conditions, all of which are outside the control of both the Company and Green Thumb. The 2026 Appropriations Act includes an amendment to the definition of hemp under the 2018 Farm Bill that, as subsequently modified by legislation enacted on September 2, 2026, could materially restrict the commercialization of certain hemp-derived THC products after December 11, 2026. If the relevant restrictions become applicable to the Company’s products as currently scheduled and are not repealed, replaced, further delayed or otherwise modified, one of the eligibility conditions under the MC Brands and VCP purchase agreements that could permit the repurchase right to become exercisable would be satisfied. However, the exercise of the repurchase option would remain solely within the discretion of Green Thumb or its affiliates. The full eligibility conditions are set forth in the purchase agreements for the MC Brands Transaction and the VCP Transaction filed on May 22, 2025 and August 27, 2025, respectively.

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

Note 16 — Related Parties

Some of the current and former officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Benjamin Kovler, the Company’s Chairman and Interim Chief Executive Officer, also serves as Green Thumb’s Chairman and Chief Executive Officer. Brad Asher, the Company’s Chief Financial Officer is a Green Thumb employee and provides services under a shared services agreement. Including Mr. Kovler, two of the Company’s seven directors are affiliated with Green Thumb.

On August 10, 2026, at a special meeting of the Company’s stockholders, the Company’s stockholders approved the issuance to RSLGH of shares of Common Stock underlying certain convertible promissory notes and pre-funded warrants, and shares issuable pursuant to shared services agreements, in accordance with Nasdaq Listing Rule 5635. Following the special meeting, the Company entered into the Amendment with RSLGH and VMS, each a subsidiary of Green Thumb, amending the Convertible Notes, the pre-funded warrants, and the Amended and Restated Shared Services Agreement to remove beneficial ownership limitations, including the 49.99% beneficial ownership limitation, on the conversion of the Convertible Notes and the exercise of outstanding and future pre-funded warrants, effective as of the Amendment Effective Date.

Green Thumb, through its subsidiaries, currently holds approximately 32% of the Company’s outstanding shares of Common Stock. Prior to the Amendment Effective Date, Green Thumb’s beneficial ownership was limited to a maximum of 49.99% of the Company’s Common Stock by the beneficial ownership limitations contained in the pre-funded warrants and Convertible Notes held by its subsidiaries. As a result of the removal of those limitations, Green Thumb is deemed to beneficially own approximately 89.9% of the Company’s Common Stock as of August 11, 2026, determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (“Rule 13d-3”), resulting in a change in control of the Company, because its subsidiaries have the right to convert the Convertible Notes and exercise the pre-funded warrants they hold within 60 days. Of the approximately 11.2 million pre-funded warrants outstanding as of September 30, 2026, approximately 10.0 million are held by subsidiaries of Green Thumb. Of the pre-funded warrants held by subsidiaries of Green Thumb, approximately 9.8 million will no longer be subject to any beneficial ownership limitation following the Amendment Effective Date, and approximately 0.2 million will remain subject to a separate beneficial ownership limitation contained in those warrants that were not removed by the Amendment. Of the approximately 3.0 million shares or pre-funded warrants issuable upon conversion (excluding interest) of the Convertible Notes outstanding as of September 30, 2026, approximately 2.7 million are held by subsidiaries of Green Thumb and will no longer be subject to any beneficial ownership limitation following the Amendment Effective Date. In a Form 8-K filed on August 11, 2026 (the “Green Thumb Form 8-K”), Green Thumb disclosed that it does not currently intend to convert the Convertible Notes or exercise the pre-funded warrants. Although Green Thumb is deemed to beneficially own approximately 89.9% of the Company’s Common Stock for purposes of Rule 13d-3, Green Thumb and its affiliates currently hold less than 50% of the voting power for the election of the Company’s directors. Accordingly, the Company is not currently a “controlled company” within the meaning of the Nasdaq listing rules. Following the Amendment Effective Date, Green Thumb may acquire additional voting power through conversion of the Convertible Notes and/or exercise of the pre-funded warrants. If Green Thumb and its affiliates hold more than 50% of the voting power for the election of the Company’s directors, the Company would become a “controlled company” within the meaning of the Nasdaq listing rules. The outstanding pre-funded warrants are entitled to pro rata participation in dividends and other distributions to holders of Common Stock without regard to any limitation on exercise.

In the Green Thumb Form 8-K, Green Thumb also disclosed that, as a result of the removal of the beneficial ownership limitations, Green Thumb will be required to consolidate the Company in Green Thumb's financial statements beginning October 10, 2026, in accordance with accounting standards applicable to Green Thumb, and that the consolidation will occur automatically upon the effectiveness of the Amendment, without any conversion of the Convertible Notes or exercise of the pre-funded warrants. The Company accounted for the Amendment as a modification of the Convertible Notes and pre-funded warrants, which had no impact on these financial statements, other than the inclusion of the shares underlying the pre-funded warrants covered by the August 10, 2026 stockholder approval in basic and diluted weighted-average shares outstanding from that date, as described in Note 14. Green Thumb's consolidation of the Company will not affect the Company's standalone financial statements, which will continue to be presented on the Company's historical basis of accounting, or the Company's separate reporting obligations as an SEC registrant listed on the Nasdaq Capital Market. Additional details regarding the shared services arrangement, the Convertible Notes, and the intellectual property and licensing agreements are provided in the sections below.

The following table describes the net activity with entities identified as related parties to the Company:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Green Thumb Industries Inc.	$10,376	$3,831	$24,008	$8,757

The net activity of $10.4 million during the three months ended September 30, 2026 consists of $3.5 million of support services performed by Green Thumb on behalf of the Company, $1.8 million interest charges for the Convertible Notes, and $1.8 million non-licensing chargeback expense, offset by $17.5 million Licensing Revenue from Green Thumb. The $1.8 million of non-licensing chargeback expense represents a net amount and includes a $120 thousand inventory purchase from Green Thumb.

The net activity of $24.0 million during the nine months ended September 30, 2026 consists of $10.2 million of support services performed by Green Thumb on behalf of the Company, $5.4 million interest charges for the Convertible Notes, and $5.4 million non-licensing chargeback expense, offset by $45.0 million Licensing Revenue from Green Thumb. The $5.4 million of non-licensing chargeback expense represents a net amount and includes a $729 thousand inventory purchase from Green Thumb.

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

Support Services Agreements

On May 20, 2025, the Company entered into an Amended and Restated Shared Services Agreement (the “Services Agreement”) with VMS, an indirect wholly-owned subsidiary of Green Thumb, a related party. Under the Services Agreement, VMS provides certain administrative, supply chain, operations management, sales and marketing, and technical services to the Company and its subsidiaries. As consideration for those services, the Company pays VMS service fees equal to (i) 125% of the costs incurred by VMS in connection with any services provided by non-dedicated personnel and (ii) 100% of such costs incurred by VMS in connection with services provided by dedicated personnel and any third-party costs incurred in connection with the services. The service fees are payable in cash or, upon mutual agreement of the Company and VMS and to the extent permitted under applicable Nasdaq listing rules, in Common Stock or in pre-funded warrants, with the value per share of Common Stock or pre-funded warrant being equal to $26.68, the most recent closing price of the Company’s Common Stock on the Nasdaq Capital Market as of the time the Services Agreement was executed. The maximum cost for services provided by non-dedicated personnel during the annual term of the Services Agreement may not exceed $3.0 million unless the parties otherwise agree in writing.

On March 21, 2025, the Company entered into a Shared Services Agreement (the “CFO Services Agreement”) with VMS, pursuant to which Brad Asher provides his services as Chief Financial Officer. As consideration for those services, the Company pays VMS a monthly fee based on its direct costs in providing such services, with a maximum of $72,552 per month. The CFO Services Agreement has a term of one year, is terminable by either party on 90 days’ notice for any or no reason and will automatically renew for successive one-year terms unless terminated by either party at least thirty days prior to the end of the applicable term. As a result of the services provided under the Services Agreement and the CFO Services Agreement, the Company does not have any direct employees other than its Interim Chief Executive Officer.

Note 17 — Segment Reporting

The Company has determined that it operates as a single operating and reporting segment in accordance with ASC 280, Segment Reporting. This is due to the key decisions and allocation of resources happening in a centralized manner based on the review of the Company’s Chief Operating Decision Maker (“CODM”), Benjamin Kovler, the Company’s Chairman and Interim Chief Executive Officer. The CODM uses operating income (loss) from continuing operations, as presented in the Condensed Consolidated Statements of Operations and compared against budget, to assess performance and allocate resources. The significant segment expenses and other segment items regularly provided to the CODM are also reflected in the Condensed Consolidated Statements of Operations. The disaggregation of sales from hemp-derived THC products (non-licensing) and Licensing Revenue is presented in Note 2 – Revenue. There is no cost of goods sold associated with the Licensing Revenue, and the CODM does not review expense allocations, amortization expense or specific assets when reviewing Licensing Revenue. The CODM is not regularly provided with segment asset information because resources are allocated based on consolidated operating results.

Note 18 — Subsequent Events

Subsequent to September 30, 2026, VCP and a Green Thumb affiliate (a related party) amended the August 2025 licensing agreement to add the Company’s Señorita intellectual property and increase the fixed annual fee by $250 thousand. The amendment also provides that, to the extent the Company is legally permitted, consistent with applicable Nasdaq listing standards, to commercialize Señorita outside state-regulated cannabis dispensary channels, the Company will have the exclusive right to do so and the affiliate’s rights will be limited to state-regulated cannabis dispensary channels. All other terms of the licensing agreement remain unchanged.

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

Overview

RYTHM, Inc. delivers well-being to consumers through its portfolio of hemp-derived THC products and iconic licensed brands. The Company’s portfolio of consumer-packaged goods brands includes RYTHM, incredibles, Dogwalkers, Beboe, &Shine, Doctor Solomon’s, Good Green and Señorita. Our Señorita brand offers consumers hemp-derived tetrahydrocannabinol (“THC”) beverages and are sold at top retailers, online and through direct-to-retail partnerships. The Señorita brand mirrors well-known cocktails like a margarita – in four flavors – classic Lime Jalapeño Margarita, Mango Margarita, Paloma and Ranch Water as well as 1777, a hemp-derived THC spirit. Known for its clean, fresh taste and commitment to high-quality, natural ingredients, Señorita offers a low-sugar, low-calorie alternative to alcoholic beverages and is available in eighteen U.S. states and Canada including at top retailers such as Total Wine, ABC Fine Wine & Spirits, and Binny’s. The RYTHM branded beverage comes in three fruit-driven flavors with effect-based ingredients. Both Señorita and RYTHM hemp-derived beverages are available at Chicago’s iconic United Center, based on a partnership announced in January 2026, establishing RYTHM as the venue’s official THC sponsor. Other hemp-derived products including incredibles and Beboe edible products are primarily sold online and through direct-to-retail partnerships. In addition to the sale of hemp-derived products (“Non-licensing Revenue”), we license our brands to be manufactured and distributed in exchange for a licensing fee (“Licensing Revenue”).

The Company was historically a leading provider of innovative cultivation and extraction solutions for the cannabis industry. Prior to the exit of the extraction business on March 30, 2025, the Company’s comprehensive extraction product line (“the Extraction Business”), which included hydrocarbon, alcohol, solventless, post-processing, and lab equipment, empowered cannabis producers to maximize the quantity and quality of extract required for premium concentrates. Additionally, prior to its sale on December 31, 2024, the Company’s proprietary micro-environment-controlled Agrify Vertical Farming Units (“VFUs”) enabled cultivators to produce high quality products for the cannabis industry (the “Cultivation Business”). As the discontinuation of the Extraction Business and the sale of the Cultivation Business represented strategic shifts that had a major effect on our operations and financial results, they have been presented in discontinued operations separate from continuing operations for the three and nine months ended September 30, 2026 and 2025 in our condensed consolidated statements of operations and as of September 30, 2026 and December 31, 2025 in our condensed consolidated balance sheets and applicable footnotes in accordance with Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements. Please refer to Item 1 and the notes to the unaudited condensed consolidated financial statements for details on recent developments and significant transactions during the period.

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

Results of Operations

The Company has a history of recurring net losses and negative cash flow in operating activities. However, for the nine months ended September 30, 2026, the Company generated positive cash flow from operating activities of $16.0 million, primarily from contractual Licensing Revenue, and reported net income of $20.6 million, primarily as a result of a non-cash income tax benefit of $26.8 million from the release of a valuation allowance. Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, consistent with management’s conclusion described in Note 1. Refer to information provided under the heading “Liquidity and Capital Resources” below for further details.

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following table summarizes the Company’s results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue(1)	$23,857	$4,043	$60,163	$6,623
Cost of goods sold	5,506	2,668	12,880	4,476
Gross profit	18,351	1,375	47,283	2,147

Selling, general and administrative(2)	17,370	10,263	48,400	21,534
Total operating expenses	17,370	10,263	48,400	21,534
Operating income (loss) from continuing operations	981	(8,888)	(1,117)	(19,387)
Interest expense, net(3)	(1,663)	(1,134)	(5,132)	(1,424)
Gain (loss) in fair value of warrant liabilities	149	(664)	22	(372)
Other income, net	—	53	2	71
Total other expenses, net	(1,514)	(1,745)	(5,108)	(1,725)
Loss from continuing operations before income taxes	(533)	(10,633)	(6,225)	(21,112)
Income tax benefit	—	—	26,798	—
(Loss) income from continuing operations, net of income taxes	(533)	(10,633)	20,573	(21,112)
Loss from discontinued operations	—	(32)	—	(2,073)
Gain on disposal of Extraction business	—	—	—	3,534
(Loss) income from discontinued operations, net of income taxes	—	(32)	—	1,461
Net (loss) income	$(533)	$(10,665)	$20,573	$(19,651)
Net (loss) income per share attributable to Common Stockholders – basic	$(0.07)	$(5.33)	$1.57	$(9.96)
Net (loss) income per share attributable to Common Stockholders – diluted	$(0.07)	$(5.33)	$1.55	$(9.96)
Weighted average common shares outstanding - basic	7,722,524	2,002,568	4,029,540	1,973,553
Weighted average common shares outstanding - diluted	7,722,524	2,002,568	7,008,789	1,973,553

(1)	Includes $17.8 million and $45.5 million for the three and nine months ended September 30, 2026, and $696 thousand and $961 thousand for the three and nine months ended September 30, 2025, in each case from related parties.

(2)	Includes $5.1 million and $15.4 million for the three and nine months ended September 30, 2026, and $3.1 million and $7.3 million for the three and nine months ended September 30, 2025, in each case from related parties.

(3)	Includes $1.8 million and $5.4 million of interest expense for the three and nine months ended September 30, 2026, and $1.4 million and $2.2 million for the three and nine months ended September 30, 2025, in each case from a related party.

Revenues

We generate revenue from sales of hemp-derived THC products (non-licensing) and related party Licensing Revenue.

The following table provides a breakdown of our revenue from continuing operations for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,				Nine months ended September 30,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Non-licensing Revenue	$6,357	$3,511	$2,846	81%	$15,188	$5,843	$9,345	160%
Licensing Revenue	$17,500	$532	$16,968	3189%	$44,975	$780	$44,195	5666%
Total revenue	$23,857	$4,043	$19,814	490%	$60,163	$6,623	$53,540	808%

Revenue increased by $19.8 million for the three months ended September 30, 2026, as compared to the same period in 2025. The comparative increase in revenue was primarily driven by the commencement of Licensing Revenue arrangements in August 2025 and subsequent amendment to a fixed annual structure, as well as the $2.8 million increase in Non-Licensing Revenue. Of the revenue recognized for the three months ended September 30, 2026, $17.8 million was attributable to related parties, as compared to $696 thousand for the three months ended September 30, 2025.

Revenue increased by $53.5 million for the nine months ended September 30, 2026, as compared to the same period in 2025. The comparative increase in revenue was primarily driven by the commencement of Licensing Revenue arrangements in May and August 2025 and subsequent amendment to a fixed annual structure, as well as the $9.3 million increase in Non-Licensing Revenue. Of the revenue recognized for the nine months ended September 30, 2026, $45.5 million was attributable to related parties, as compared to $961 thousand for the nine months ended September 30, 2025.

To provide additional context regarding demand trends for our branded THC beverage products, which comprise a portion of Non-licensing Revenue, we monitor “Depletions”, a term commonly used in the beverage industry to describe volume, representing U.S. distributor shipments of the Company’s branded THC beverage products to retail customers, based on third-party data. The Company uses Depletions to monitor downstream demand for its beverage products and believes the metric provides useful information regarding demand trends because Depletions more closely reflect consumer demand than the Company’s shipments to distributors. Depletions may differ significantly from, and are not a substitute for, product revenue recognized in a given period due to the timing of distributor purchases and changes in distributor inventory levels. The Company measures Depletions in 24-can case equivalents. During the three months ended September 30, 2026, Depletions increased approximately 185% compared with the prior-year period, primarily reflecting a low base in the prior-year period.

Additionally, the federal restriction on hemp-derived THC products described above is scheduled to take effect on December 11, 2026, and certain state-level restrictions may apply from November 12, 2026. Unless the legislation is amended or further delayed, we expect Non-Licensing Revenue from our current hemp-derived THC products to decline significantly, and potentially to cease, after those dates.

 Cost of Goods Sold

Cost of goods sold represents costs associated with Non-licensing Revenue.

The following table presents our cost of goods sold from continuing operations for the three and nine months ended September 30, 2026 and 2025, all of which relates to Non-Licensing Revenue:

	Three months ended September 30,				Nine months ended September 30,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Cost of goods sold	$5,506	$2,668	$2,838	106%	$12,880	$4,476	$8,404	188%

Cost of goods sold increased by $2.8 million for the three months ended September 30, 2026 compared to the same period in 2025. The comparative increase in cost of goods sold was driven by the increased sales of Non-licensing Revenue.

Cost of goods sold increased by $8.4 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily driven by increased Non-licensing Revenue during the period, which resulted in higher product costs, freight, fulfillment, and related distribution costs.

Gross Profit

	Three months ended September 30,				Nine months ended September 30,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Gross profit	$18,351	$1,375	$16,976	1235%	$47,283	$2,147	$45,136	2102%

Gross profit totaled $18.4 million, or 76.9% of total revenue during the three months ended September 30, 2026, compared to a gross profit of $1.4 million, or 34.0% of total revenue during the three months ended September 30, 2025. The comparative $17.0 million increase in gross profit is primarily due to the commencement of second Licensing Revenue arrangement in August 2025, as well as higher Non-licensing Revenue during the period.

Gross profit totaled $47.3 million, or 78.6% of total revenue during the nine months ended September 30, 2026, compared to a gross profit of $2.1 million, or 32.4% of total revenue during the nine months ended September 30, 2025. The comparative $45.1 million increase in gross profit was primarily driven by the commencement of second Licensing Revenue arrangement in August 2025, as well as higher Non-licensing Revenue during the period.

Selling, General and Administrative

	Three months ended September 30,				Nine months ended September 30,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Selling, general and administrative	$17,370	$10,263	$7,107	69%	$48,400	$21,534	$26,866	125%

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

SG&A expense increased by $7.1 million, or 69%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily attributable to higher marketing, brand, trade, and promotional expenditures related to the Company’s hemp-derived THC products, as well as increased depreciation and amortization, consulting, outsourced service, and shared service costs.

SG&A expense increased by $26.9 million, or 125%, for the nine months ended September 30, 2026, compared to the same period in 2025. The comparative change is primarily attributable to depreciation and amortization costs and marketing and consulting costs to support the growth of the hemp-derived THC products.

Other (Expenses) Income, Net

	Three months ended September 30,				Nine months ended September 30,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Interest expense, net	$(1,663)	$(1,134)	$(529)	47%	$(5,132)	$(1,424)	$(3,708)	260%
Gain (loss) in fair value of warrant liabilities	149	(664)	813	(122)%	22	(372)	394	(106)%
Other income, net	—	53	(53)	(100)%	2	71	(69)	(97)%
Total other expenses, net	$(1,514)	$(1,745)	$231	(13)%	$(5,108)	$(1,725)	$(3,383)	196%

Interest expense, net was $1.7 million for the three months ended September 30, 2026, compared to interest expense of $1.1 million for the three months ended September 30, 2025. The change is attributable mainly to the increase of $50.0 million of new borrowings in August 2025 under the Convertible Notes (as that term is defined under “Indebtedness” below). Included in interest expense, net for the three months ended September 30, 2026 is $1.8 million of interest expense incurred with a related party and $338 thousand of interest income.

Interest expense, net was $5.1 million for the nine months ended September 30, 2026, compared to interest expense, net of $1.4 million for the nine months ended September 30, 2025. The change is attributable mainly to the increase of $80.0 million of new borrowings in May and August 2025 under the Convertible Notes (as that term is defined under “Indebtedness” below). Included in interest expense, net for the nine months ended September 30, 2026 is $5.4 million of interest expense incurred with a related party and $871 thousand of interest income.

The change in fair value of warrant liabilities resulted in a gain of $149 thousand for the three months ended September 30, 2026, compared to a loss of $664 thousand for the three months ended September 30, 2025. The gain was primarily due to the periodic remeasurement of the warrant liabilities to fair value, reflecting changes in valuation inputs, including the Company’s stock price and other market-based assumptions.

The change in fair value of warrant liabilities resulted in a gain of $22 thousand for the nine months ended September 30, 2026, compared to a loss of $372 thousand for the nine months ended September 30, 2025. The gain was primarily attributable to the periodic remeasurement of the Company’s warrant liabilities to fair value, reflecting changes in valuation inputs, including the Company’s stock price and other market-based assumptions.

Other income, net was $nil for the three months ended September 30, 2026, compared to $53 thousand for the same period in 2025.

Other income, net was $2 thousand for the nine months ended September 30, 2026, compared to $71 thousand for the same period in 2025.

Income Tax Benefit

Income tax benefit was nil and $26.8 million for the three and nine months ended September 30, 2026, compared to nil for the three and nine months ended September 30, 2025. The increase was attributable to non-cash income tax benefits of $25.6 million and $1.2 million recognized in the first and second quarters of 2026, respectively, resulting from the release of the Company’s valuation allowance against its deferred tax assets. The valuation allowance was released following the execution of an amendment to the Company’s license agreement with GTI Core on March 31, 2026, which transitioned licensing fees to a fixed annual structure and reduced uncertainty in projected future taxable income. No additional income tax expense or benefit was recorded during the three months ended September 30, 2026, and the aggregate valuation allowance released was $26.8 million as of September 30, 2026. Based on this change and sustained projected profitability, management concluded that sufficient positive evidence exists to support the realizability of its deferred tax assets.

Non-GAAP Measures

“EBITDA” and “Adjusted EBITDA” are non-GAAP measures and do not have standardized definitions under GAAP. The following information provides reconciliations of the supplemental non-GAAP financial measures, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the business. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented. EBITDA is calculated as Income (loss) from continuing operations before: net interest (expense) income, provision for (benefit from) income taxes, and depreciation and amortization. Adjusted EBITDA is calculated as EBITDA from continuing operations before stock-based compensation, change in fair value of warrant liabilities and exceptional items. EBITDA and Adjusted EBITDA exclude the results of discontinued operations.

The following table presents a reconciliation of Income (loss) from continuing operations (GAAP) to non-GAAP Adjusted EBITDA, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(In thousands)	(unaudited)		(unaudited)
(Loss) income from continuing operations, net of income taxes	$(533)	$(10,633)	$20,573	$(21,112)
Interest expense, net	1,663	1,134	5,132	1,424
Income tax benefit	—	—	(26,798)	—
Depreciation and amortization	3,520	1,795	10,444	2,530
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	4,650	(7,704)	9,351	(17,158)
Stock-based compensation expense	517	508	1,665	1,612
Change in fair value of warrant liabilities	(149)	664	(22)	372
Exceptional items[1]	920	—	1,280	437
Adjusted EBITDA (non-GAAP measure)	$5,938	$(6,532)	$12,274	$(14,737)

[1]	Exceptional items correspond to costs incurred outside the ordinary course of business, including transition, restructuring, or other dislocation costs arising from or related to resizing initiatives, distributor termination fees, and other similar items.

Liquidity and Capital Resources

As of September 30, 2026, our principal sources of liquidity are cash and cash equivalents totaling $48.2 million. Our current working capital needs are supporting ongoing operations, managing inventory to meet demand forecasts, and addressing the maturity of our Convertible Notes, as discussed below. Our longer-term financial needs primarily relate to funding ongoing operations and strategic initiatives. There are many factors that may negatively impact our available sources of funds in the future, including the ability to generate cash from operations, raise debt capital and raise cash from the issuance of our securities. The amount of cash generated from operations is dependent upon factors such as the successful execution of our business strategy and general economic conditions.

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

We have a history of recurring net losses and negative cash flow in operating activities. However, for the nine months ended September 30, 2026, the Company generated positive cash flow from operating activities and reported net income which was mainly impacted by a non-cash income tax benefit. We believe our $48.2 million of cash and cash equivalents, anticipated contractual Licensing Revenue and ability to address our Convertible Notes will be sufficient to meet our cash requirements through at least the 12-month period following the date that these condensed consolidated financial statements were issued.

Convertible Notes maturities of $80.0 million exist through February 2027, of which $72.0 million is held by a subsidiary of Green Thumb, a related party. Of this amount, $30.0 million matures on November 22, 2026, including $27.0 million held by the Green Thumb subsidiary. The Company’s cash and cash equivalents of $48.2 million are sufficient to satisfy the $30.0 million near-term maturity, and the Company is in active discussions with Green Thumb regarding an extension of the $27.0 million portion. Beyond the near-term maturity addressed above, if the holders of the Convertible Notes elect to be paid in cash upon maturity, it could raise substantial doubt about the Company’s ability to continue as a going concern. However, while these remaining obligations require management attention, management believes it is probable that they will be addressed through extension or conversion consistent with historical practice. Accordingly, the financial statements have been prepared on a going concern basis.

Our anticipated Licensing Revenue depends on our continued ownership of the MC Brands and VCP brand rights, which are subject to Green Thumb’s repurchase options described in Note 8 and Note 15 to our unaudited condensed consolidated financial statements.

Indebtedness

Convertible Notes

On May 22, 2025, we issued secured convertible notes with an aggregate original principal amount of $30.0 million (collectively the “May 2025 Notes”) to RSLGH, LLC (“RSLGH”) and to certain other third-party accredited investors. The May 2025 Notes are secured obligations and rank senior to all of our indebtedness except for the August 2025 Notes, which rank on parity with the May 2025 Notes. The May 2025 Notes will mature on November 22, 2026 and accrue interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March while the May 2025 Notes are outstanding, in pre-funded warrants, beginning September 1, 2025. The principal amount of the May 2025 Notes will be payable on the maturity date. The May 2025 Notes may be converted into Common Stock or, at the election of the holder, into pre-funded warrants, and, as of September 30, 2026, were subject to a beneficial ownership limitation for RSLGH of 49.99% and a beneficial ownership limitation for other holders of 4.99%, in each case subject to applicable Nasdaq listing rules. If a holder elects to convert the May 2025 Notes into Common Stock, the conversion price per share will be $23.53, equal to the most recent closing price of the Common Stock on the Nasdaq Capital Market at the time the May 2025 Notes were issued, subject to customary adjustments for certain corporate events. If a holder elects to convert the May 2025 Notes into pre-funded warrants, and for interest payments payable in the form of pre-funded warrants, the conversion price per pre-funded warrant will be equal to the $23.53 conversion price less the $0.001 exercise price of the warrant. The conversion of the May 2025 Notes into Common Stock and/or pre-funded warrants is subject to certain customary conditions and, to the extent necessary, the receipt of stockholder approval under Nasdaq listing rules.

On August 25, 2025, we issued secured convertible notes with an aggregate original principal amount of $50.0 million (collectively the “August 2025 Notes” and, together with the May 2025 Notes, the “Convertible Notes”) to RSLGH and to certain other third-party accredited investors. The August 2025 Notes are secured obligations and rank senior to all of our indebtedness except for the May 2025 Notes, which rank on parity with the August 2025 Notes. The August 2025 Notes will mature on February 25, 2027 and accrue interest at a 10.0% annualized rate, with interest to be paid on the first calendar day of each September and March, while the August 2025 Notes are outstanding beginning March 1, 2026. The principal amount of the August 2025 Notes will be payable on the maturity date. The August 2025 Notes may be converted into Common Stock or, at the election of the holder, into pre-funded warrants, and, as of September 30, 2026, were subject to a beneficial ownership limitation for RSLGH of 49.99% and a beneficial ownership limitation for other holders of 4.99%, in each case subject to applicable Nasdaq listing rules. If a holder elects to convert the August 2025 Notes into Common Stock, the conversion price per share will be $29.475, equal to the Minimum Price as such term is defined under Nasdaq Listing Rule 5635 at the time the August 2025 Notes were issued, subject to customary adjustments for certain corporate events. If a holder elects to convert the August 2025 Notes into pre-funded warrants, and for interest payments elected to be paid in the form of pre-funded warrants, the conversion price per pre-funded warrant will be equal to the $29.475 conversion price less the $0.001 exercise price of the warrant. The conversion of the August 2025 Notes into Common Stock and/or pre-funded warrants is subject to certain customary conditions and, to the extent necessary, the receipt of stockholder approval under Nasdaq listing rules.

On August 10, 2026, at a special meeting of the Company’s stockholders, the Company’s stockholders approved the issuance to RSLGH and other holders of shares of Common Stock underlying certain convertible promissory notes and pre-funded warrants, and shares issuable pursuant to shared services agreements, in accordance with Nasdaq Listing Rule 5635. Following the special meeting, the Company entered into an amendment agreement (the “Amendment”) with RSLGH and VMS, each a subsidiary of Green Thumb, amending the Convertible Notes, the pre-funded warrants, and the Amended and Restated Shared Services Agreement to remove beneficial ownership limitations, including the 49.99% beneficial ownership limitation, on the conversion of the Convertible Notes and the exercise of outstanding and future pre-funded warrants, effective as of October 10, 2026.

The Convertible Notes impose certain customary affirmative and negative covenants upon us, including covenants relating to ranking and reservation of shares. If an event of default under one or more of the Convertible Notes occurs and is not waived, the holder can elect to accelerate all or a portion of the then-outstanding principal amount of the applicable Note, plus accrued and unpaid interest, including default interest, which accrues at a rate per annum equal to 14% from the date of a default or event of default. We were in compliance with these covenants as of September 30, 2026.

Summary Statement of Cash Flows

The following table presents the major components of net cash flows from and used in operating, investing, and financing activities for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
(In thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$16,026	$(20,519)
Investing activities	—	(55,075)
Financing activities	—	79,997
Net increase in cash and cash equivalents	$16,026	$4,403

The following discussion explains the major components contributing to the net cash flows from operating, investing, and financing activities for the nine months ended September 30, 2026 and 2025, as summarized in the table above. Each section below provides details on the key drivers of the cash inflows and outflows for the respective periods.

Cash Flow from Operating Activities

For the nine months ended September 30, 2026, our operating cash flows included a net income of $20.6 million, which included $10.4 million related to depreciation and amortization, $26.8 million non-cash deferred income tax benefit, $2.3 million of non-cash interest expense, $1.7 million of stock-based compensation expense. Net cash was also increased by changes in operating assets and liabilities of $7.5 million.

For the nine months ended September 30, 2025, our operating cash flows included a net loss of $19.7 million, which included $3.5 million gain on disposal of the Extraction business, $2.5 million related to depreciation and amortization, $1.9 million of non-cash interest expense, $1.6 million of stock-based compensation expense, $372 thousand loss related to the change in fair value of warrant liabilities. Net cash was also decreased by changes in operating assets and liabilities of $4.5 million.

Cash Flow from Investing Activities

For the nine months ended September 30, 2026, there were no cash flows from investing activities.

For the nine months ended September 30, 2025, net cash used in investing activities was $55 million, which primarily resulted from the related party acquisition of VCP and MC Brands, LLC and its wholly-owned subsidiary Core Growth LLC (together referred to as “MC Brands”).

Cash Flow from Financing Activities

For the nine months ended September 30, 2026, there were no cash flows from financing activities.

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

Critical Accounting Policies and Estimates

Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

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

The significant accounting policies and estimates that have been adopted and followed in the preparation of our condensed consolidated financial statements are detailed in Note 2 Significant Accounting Policies included in the Form 10-K and Note 1 - Overview, Basis of Presentation and Significant Accounting Policies to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. There have been no material changes to our critical accounting policies and estimates from those disclosed in the Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, Management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of the Form 10-K.  The risks described in this Quarterly Report and in the Form 10-K, among others, could materially and adversely affect our business, reputation, financial condition, results of operations, and stock price.

We are not currently a “controlled company” under Nasdaq rules, but if Green Thumb and its affiliates acquire more than 50% of our voting power, we would be deemed a “controlled company” and could rely on exemptions from certain corporate governance requirements, which could reduce protections available to our other stockholders and result in the loss of our smaller reporting company status.

As of September 30, 2026, RSLGH, a subsidiary of Green Thumb, held approximately 32% of our outstanding Common Stock and, accordingly, we are not currently a “controlled company” within the meaning of the Nasdaq listing rules. However, as a result of the Amendment, which removed beneficial ownership limitations on the conversion of the Convertible Notes and the exercise of the pre-funded warrants held by RSLGH, Green Thumb and its affiliates beneficially own approximately 89.9% of our Common Stock and may, at any time and in their sole discretion, convert the Convertible Notes or exercise the pre-funded warrants and thereby acquire more than 50% of our outstanding voting power.

If Green Thumb and its affiliates acquire more than 50% of our voting power, we would be deemed a “controlled company” under Nasdaq Listing Rule 5615(c). As a controlled company, we would be permitted to elect not to comply with certain Nasdaq corporate governance requirements that currently apply to us, including the requirements that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected, or recommended for selection, by a majority of the independent directors or a nominating committee composed solely of independent directors, and (iii) executive compensation be determined, or recommended for determination, by a compensation committee composed solely of independent directors. If we were to become a controlled company and elect to rely on some or all of these exemptions, our stockholders would not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Even if we do not rely on these exemptions, Green Thumb would be able to control the election of our directors and the outcome of substantially all matters submitted to a vote of our stockholders.

In addition, if Green Thumb and its affiliates acquire more than 50% of our outstanding voting securities, we would become a majority-owned subsidiary of Green Thumb and, because Green Thumb does not currently qualify as a smaller reporting company, we would no longer qualify as a smaller reporting company as of our next applicable determination date under applicable SEC rules. The loss of smaller reporting company status would subject us to expanded disclosure and other reporting requirements and could increase our legal, accounting and other compliance costs and the demands on management.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2026, we issued to RSLGH, a related party, pre-funded warrants to purchase up to an aggregate of 133,716 shares of Common Stock, consisting of pre-funded warrants to purchase up to 57,377 shares in payment of approximately $1.35 million of accrued interest under the May 2025 Note held by RSLGH and pre-funded warrants to purchase up to 76,339 shares in payment of approximately $2.25 million of accrued interest under the August 2025 Note held by RSLGH. The number of shares underlying each pre-funded warrant was determined by dividing the accrued and unpaid interest by the applicable warrant conversion price of $23.529 (for the May 2025 Note) or $29.474 (for the August 2025 Note). The pre-funded warrants have an exercise price of $0.001 per share and are exercisable at any time until exercised in full. The pre-funded warrants were issued in reliance on Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D, and each holder is an accredited investor.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2026.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment to Secured Convertible Notes, Pre-Funded Common Stock Purchase Warrants, and Amended and Restated Shared Services Agreement effective October 10, 2026, among RYTHM, Inc., RSLGH, LLC and Vision Management Services, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2026).
10.2	Amendment No. 2 to Trademark and Recipe License Agreement, dated October 13, 2026, by and between VCP IP Holdings, LLC and GTI Core, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2026).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer
32.1**	Section 1350 Certification of principal executive officer
32.2**	Section 1350 Certification of principal financial and accounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYTHM, INC.

Date: November 4, 2026	By:	/s/ Benjamin Kovler
Benjamin Kovler
Chairman and Interim Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Brad Asher
Brad Asher
Chief Financial Officer
(Principal Financial and Accounting Officer)